Form 10-Q
period 2022-09-30
Blackstone Private Equity Strategies Fund L.P.
filed 2022-11-08
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
000-56446

Blackstone Private Equity Strategies Fund L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-1872156 (I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices)(Zip Code)
(212)
583-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes
☒
No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                      Yes
☒
No
☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes
☐
No
☒
As of November 7, 2022, the registrant had the following limited partnership units outstanding: no units of Class S, no units of Class D, and 4,000 units of Class I.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which reflect our current views with respect to, among other things:

●	our future operating results,

●	our business prospects and the prospects of the companies in which we may invest,

●	the impact of the investments that we expect to make,

●	our ability to raise sufficient capital to execute our investment strategy,

●	our ability to source adequate investment opportunities to efficiently deploy capital,

●	the ability of our portfolio companies to achieve their objectives,

●	our current and expected financing arrangements and investments,

●	changes in the general interest rate environment,

●	the adequacy of our cash resources, financing sources and working capital,

●	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies,

●	our contractual arrangements and relationships with third parties,

●	actual and potential conflicts of interest with the Sponsor, as defined below, or any of their affiliates,

●	the dependence of our future success on the general economy and its effect on the industries in which we may invest,

●	our use of financial leverage,

●	the ability of the Sponsor to locate suitable investments for us and to monitor and administer our investments,

●	the ability of the Sponsor or its affiliates to attract and retain highly talented professionals,

●	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position, and

●	the tax status of the enterprises in which we may invest.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Other factors that could cause actual results to differ materially include:

●	changes in the economy,

●	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy, and

●	future changes in laws or regulations and conditions in our operating areas.

You can identify these
forward-looking
statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast” or the negative version of these words or other comparable words. Such forward-looking
statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in Amendment No. 1 to our Form 10 Registration Statement dated July 15, 2022, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking
statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking
statement, whether as a result of new information, future developments or otherwise.

In this report, except where the context suggests otherwise:
The terms the “Fund,” “BXPE,” “we,” “us” or “our” refer to Blackstone Private Equity Strategies Fund L.P.
The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P.
The term “General Partner” refers to Blackstone Private Equity Strategies Associates, L.P., our general partner.
The term “Investment Manager” refers to Blackstone Private Investments Advisors L.L.C., our investment manager.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units available to investors through the Fund: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class”).
The term “Portfolio Entity” refers, individually and collectively, to any entity owned, directly or indirectly through subsidiaries, by the Fund or Other Blackstone Accounts (as defined below), including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which investments are held.
The term “BXPE Lux” means Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities.
The term “Other Blackstone Accounts” refers to, as the context requires, individually and collectively, any of the following: investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment
vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side
or additional general partner investments with respect thereto), including BXPE Lux.
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I. Financial Information

Item 1.	Financial Statement
Blackstone Private Equity Strategies Fund L.P.
Statement of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

September 30,
2022
Assets
Cash and Cash Equivalents	$100

Total Assets	$100

Liabilities and Equity
Total Liabilities	$—

Commitments and Contingencies

Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, no Units issued and outstanding	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, no Units issued and outstanding	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, 4,000 Units issued and outstanding	100

Total Net Assets	100

Total Liabilities and Net Assets	$100

Net Asset Value Per Unit	$25.00

See notes to financial statement.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statement (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.    Organization
Blackstone Private Equity Strategies Fund L.P. (“BXPE”) is a Delaware limited partnership formed on April 5, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE was organized to invest primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”). BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers.
BXPE expects to conduct a continuous private offering of its Units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
Our investment objectives are to deliver
medium-to
long-term capital appreciation and, to a lesser extent, generate modest current income. We will seek to meet our investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
As of September 30, 2022, BXPE had not commenced its investment activities. BXPE’s first fiscal period will end on December 31, 2022.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is BXPE’s general partner (the “General Partner”). Overall responsibility for oversight of BXPE rests with the General Partner. The General Partner will delegate BXPE’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager will have discretion to make investments on behalf of BXPE and will be responsible for initiating, structuring, and negotiating BXPE’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner or the Investment Manager will provide administration services to BXPE and are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statement of BXPE has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to
Form 10-Q.
BXPE is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946,
Financial Services—Investment Companies
. The financial statement, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statement is presented fairly and that estimates made in preparing its financial statement are reasonable and prudent.
Use of Estimates
The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results may ultimately differ materially from those estimates.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statement (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less.
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXPE when BXPE first accepts third-party
investors and begins investment operations, at which time, costs associated with the organization of BXPE will be expensed as incurred. Costs associated with the offering of Class S, Class D and Class I Units of BXPE will be capitalized as a deferred expense and included as an asset on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2022, BXPE has not accepted any third-party investors and investment operations have not yet begun, therefore organizational and offering expenses are not recorded in the accompanying Statement of Assets and Liabilities.
Income Taxes
BXPE is treated as a partnership for income tax purposes and is not subject to income taxes.

3.    Related Party Transactions
Partnership Agreement
BXPE has entered into a limited partnership agreement with the General Partner. Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by BXPE’s Board of Directors. The General Partner will delegate BXPE’s portfolio management function to the Investment Manager.
Performance Participation Allocation
The General Partner, or any other entity designated by the General Partner, will be allocated a performance participation (“Performance Participation Allocation”) by BXPE equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation will be measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The General Partner may elect to receive the Performance Participation Allocation in cash, Units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in Units, such Units may be repurchased at the General Partner’s request and will be subject to certain limitations.
Investment Management Agreement
BXPE intends to enter into an investment management agreement with the Investment Manager (the “Investment Management Agreement”).

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statement (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Management Fee
In consideration for its services, BXPE will pay the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of BXPE’s net asset value (“NAV”) per year payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE’s Class S and Class D Units, Performance Participation Allocation, pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The Management Fee will be calculated by the Sponsor.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of intermediate entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity. The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE first accepts third-party investors for this offering.
Dealer Manager Agreement
BXPE intends to enter into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager will manage BXPE’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager will also coordinate BXPE’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager will be entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXPE’s NAV attributable to Class S Units as of the beginning of the last calendar day of the month. The Dealer Manager will be entitled to receive unitholder servicing fees monthly in arrears at an annual rate of

0.25% of the value of BXPE’s NAV attributable to Class D Units as of the beginning of the last calendar day of the month. In calculating the servicing fee, BXPE will use the NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on BXPE’s Units. There will not be a unitholder servicing fees with respect to Class I Units. The unitholder servicing fees will be payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries. See Note 5. “Net Assets” for further details.
Feeder
Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”) is a feeder vehicle for BXPE. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
investors and
non-U.S.
investors, to participate in BXPE in a more efficient manner. Investors in the Feeder will indirectly bear a portion of the Management Fee and Performance Participation Allocation paid by BXPE, but such expenses will not be duplicated at the Feeder level.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statement (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE Lux
BXPE will invest alongside Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions (together with its master fund, feeder funds, parallel funds and other related entities, “BXPE Lux”). While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios and together form the “BXPE Fund Program,” BXPE and BXPE Lux will be operated as distinct investment structures.
Affiliates
The General Partner, Investment Manager, Dealer Manager, Feeder, and BXPE Lux are affiliates of BXPE.
4.    Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to Class S and Class D Units, on BXPE’s behalf through the first anniversary of the date on which BXPE first accepts third-party
investors and begins investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of September 30, 2022, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the estimated amount of $
4.0
million. This amount will only be borne by BXPE when BXPE first accepts third-party
investors and begins investment operations, and the amount is subject to change through the first anniversary therefrom.
5.    Net Assets
In connection with its formation, BXPE has the authority to issue an unlimited number of Units of each Unit Class.
BXPE expects to offer three classes of limited partnership Units: Class S, Class D, and Class I Units. The purchase price per Unit of each Class is equal to the NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Until BXPE has determined its first NAV, the subscription price for Units will be $25.00 per unit plus applicable subscription fees.
It is expected that the NAV for each Unit Class will first be determined as of the end of the first full month after BXPE has accepted third-party investors and has begun investment operations. Thereafter, the NAV for each Unit Class will be calculated monthly by the Sponsor. The NAV will be based on the month-end
values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees.
Certain financial intermediaries through which a Unitholder is placed in BXPE may charge the unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (a) 3.5% of NAV on Class S Units and (b) 1.5% of NAV on Class D Units sold in the offering. These Subscription Fees are paid by the Unitholder outside of its investment in BXPE and not reflected in BXPE’s NAV.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statement (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

On June 15, 2022, the Investment Manager purchased
4,000
Class I Units at a price of $
25.00
per unit as its initial capital. As of September 30, 2022, the Investment Manager was BXPE’s only Unitholder.
6.    Subsequent Events
On November 4, 2022, BXPE entered into the following agreements:
Warehouse Agreement
On November 4, 2022, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, of (a) BXPE and (b) BXPE Lux (together with BXPE, the “BXPE Funds”) entered into a Warehousing Agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone. Under the Warehousing Agreement, in connection with the launch of the BXPE Fund Program, Finco has agreed to acquire certain investments that have been approved by the Investment Manager and the BXPE Funds’ investment committee up to an aggregate invested equity amount of $
500 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to subsequently transfer each Approved Warehouse Investment to the BXPE Funds, and the BXPE Funds have agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which the BXPE Funds have sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, the BXPE Funds will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5%
measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehouse Investments that BXPE and BXPE Lux will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. Each of the BXPE Funds will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXPE and/or BXPE Lux and (b) broken deal expenses. The term of the Warehousing Agreement shall be for one year, unless extended by the mutual agreement of the parties.
Line of Credit Agreement
On November
4
, 2022, the BXPE Funds entered into an unsecured, uncommitted line of credit (“Line of Credit”) up to a maximum amount of $300 million with Finco. The Line of Credit expires on November 4, 2023, subject to one-year
extension options requiring Finco approval. The interest rate on the unpaid balance of the principal balance amount of each loan is the applicable Secured Overnight Financing Rate (“SOFR”) plus
3.00%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand and (c) the date on which Blackstone Private Investments Advisors L.L.C. no longer acts as investment manager to the BXPE Funds, provided that the BXPE Funds will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the BXPE Funds have not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, each BXPE Fund is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the BXPE Funds will be permitted to (w) make distributions to avoid any

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statement (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

entity level tax, (x) make payments to fulfill any repurchase requests of the BXPE Funds or any of their feeder vehicles pursuant to any established unit repurchase plans, (y) use funds to close any investment which the BXPE Funds committed to prior to receiving a demand notice and (z) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with BXPE’s financial statement and the related notes included within this Quarterly Report on Form
10-Q.
In this report, references to the “Fund,” “BXPE,” “we,” “us” or “our” refer to Blackstone Private Equity Strategies Fund L.P.
Overview
We were organized on April 5, 2022 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.
Our investment objectives are to deliver
medium-to
long-term capital appreciation and, to a lesser extent, generate modest current income. We will seek to meet our investment objectives by investing primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”), leveraging the talent and investment capabilities of Blackstone’s private equity platform (the “PE Platform”) to create an attractive portfolio of alternative investments diversified across geographies and sectors. We cannot assure you that we will achieve our investment objectives.
We expect to access Private Equity Investments in a variety of ways, including through:

●	Direct Investments — Investments in companies and other private assets, directly or through intermediate entities,

●	Secondary Investments — Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third-party managers, and

●	Primary Commitments — Capital commitments to commingled, blind pool investment funds managed by Blackstone or third-party managers.
To a lesser extent, we will also invest in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Debt and Other Securities are generally expected to be liquid, and may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
We will generally seek to invest at least 80% of our net asset value (“NAV”) in Private Equity Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. Certain investments could be characterized by the Investment Manager, in its discretion, as either Private Equity Investments or Debt and Other Securities depending on the terms and characteristics of such investments. We may make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.

Notable Transactions
On November 4, 2022, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, of (a) BXPE and (b) BXPE Lux (together with BXPE, the “BXPE Funds”) entered into a Warehousing Agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone. Under the Warehousing Agreement, in connection with the launch of the BXPE Fund Program, Finco has agreed to acquire certain investments that have been approved by the Investment Manager and the BXPE Funds’ investment committee up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject various terms and conditions.
On November 4, 2022, the BXPE Funds entered into an unsecured, uncommitted line of credit (“Line of Credit”) up to a maximum amount of $300 million with Finco. The Line of Credit expires on November 4, 2023, subject to one-year
extension options requiring Finco approval. The interest rate on the unpaid balance of the principal balance amount of each loan is the applicable Secured Overnight Financing Rate (“SOFR”) rate plus 3.00%.
For additional information see Note 6. “Subsequent Events” in the “Notes to Financial Statement” in “Part I. Item 1. Financial Statement” and “Part II. Item 5. Other Information.”
Key Components of Our Results of Operations
Revenues
We plan to generate revenues primarily from our Private Equity Investments, including dividends, distributions and capital appreciation on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest income from our investments in Debt and Other Securities, which are generally expected to be liquid, and may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
Expenses
The Investment Manager has agreed to advance organizational and offering expenses on behalf of BXPE (including legal, accounting, and other expenses attributable to BXPE’s organization, but excluding upfront selling commissions, placement fees, subscription fees or similar fees and servicing fees) through the first anniversary of the date on which BXPE first accepts third-party investors and begins investment operations. BXPE will reimburse the Investment Manager for all such advanced expenses ratably over a
60-month
period following the first anniversary of the applicable date on which BXPE accepts third-party investors and begins investment operations.
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Investment Manager.
BXPE will bear all expenses of its operations, including, but not limited to (a) investment management fees paid to the Investment Manager pursuant to the BXPE’s investment management agreement, (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity, including but not limited to: legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXPE; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services), and (c) all other expenses of BXPE’s operations, administrations and transactions.

Results of Operations
As of September 30, 2022, we had not yet commenced investment activities.
Financial Condition, Liquidity and Capital Resources
As of November 8, 2022, we have not yet commenced investment activities. On June 15, 2022, an affiliate of the Sponsor purchased 4,000 Units of the Fund at a price of $25.00 per Class I unit as our initial capital. As of September 30, 2022, such affiliate of the Sponsor was our only Unitholder.
We expect to generate cash primarily from (a) the net proceeds of our expected continuous private offering of our Units, (b) cash flows from our operations, (c) any financing arrangements we may enter into in the future and (d) any future offerings of our equity or debt securities.
Our primary uses of cash are expected to be for (a) investments in Portfolio Entities and other Private Equity Investments, (b) the cost of operations (including the Management Fee and Performance Participation Allocation), (c) debt service of any borrowings, (d) periodic repurchases, and (e) cash distributions (if any) to the holders of our Units to the extent declared by the General Partner.
Critical Accounting Policies
The preparation of the financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Recent Accounting Developments
Information regarding recent accounting developments and their impact on BXPE, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Financial Statement” in “Part I. Item 1. Financial Statement” of this filing.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
We will be subject to financial market risks, including changes in interest rates. We plan to invest primarily in Private Equity Investments. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Board and General Partner in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
Item 4.   Controls and Procedures
In accordance with Rules
13a-15(b)
and
15d-15(b)
of the Exchange Act, we, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
and Rule
15d-15(e)
of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form
10-Q
and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form
10-Q.

There have been no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II.    Other Information
Item 1.   Legal Proceedings
As of November 8, 2022, we were not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A.   Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on July 15, 2022 (File
No. 000-56446).
There have been no material changes from the risk factors previously disclosed. The risks described in our Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Appointment of Directors
On November 2, 2022, the General Partner appointed Grace Vandecruze to the Fund’s Board of Directors, and the Board of Directors appointed Ms. Vandecruze to the Board’s Audit Committee. Ms. Vandecruze’s appointment brings the total number of directors to five, two of whom are independent of the Fund and the Sponsor. The status of an independent director under the Fund’s partnership agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Fund Manual or other standards determined by the General Partner.

Ms. Vandecruze has served as the Managing Director of Grace Global Capital LLC since 2006 and the Chief Financial Officer of ShoulderUp Technology Acquisition Corp since 2021. She also serves on the board of directors of Link Logistics Real Estate, Resolution Holdings, The Doctors Fund and the PIMCO
closed-end
fund complex. Ms. Vandecruze also serves on the Wharton Graduate Executive Board. Ms. Vandecruze has extensive experience in investment banking and financial advisory matters relating to mergers, acquisitions and corporate finance transactions. She began her career as an auditor in public accounting at Ernst & Young and Grant Thornton. She also wrote the book “
Homeless to Millionaire – 6 Keys to UPLIFT your Financial Abundance
.” Ms. Vandecruze received a B.B.A. in Accounting from the Pace University and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Vandecruze is also a Certified Public Accountant and an active member of the American Institute of Certified Public Accountants. Ms. Vandecruze is a valuable member of our board of directors because of her extensive investment banking and financial experience, especially relating to mergers, acquisitions and corporate finance transactions, and her history advising public, private and private equity-backed companies.
Ms. Vandecruze has not been appointed to serve as a Director pursuant to any agreement or understanding with the Fund or any other person and there are no transactions in which Ms. Vandecruze has an interest requiring disclosure under Item 404(a) of
Regulation S-K.
Ms. Vandecruze will receive the standard compensation paid by the Fund to its independent directors.
Appointment of Certain Officers
Appointment of Chairperson
On November 2, 2022, the General Partner appointed Christopher James as Chairperson of the Fund and the Board of Directors. Mr. James replaces David Blitzer as the Chairperson of the Fund and the Board of Directors. Mr. Blitzer will continue to serve as a member of the Board of Directors.
Appointment of
Co-President
On November 2, 2022, the General Partner appointed Todd Hirsch as
Co-President
of BXPE. Thomas Morrison, who previously served as the sole President of the Fund, will serve as
Co-President
of BXPE with Mr. Hirsch.
Mr. Hirsch is the

Co-President

of BXPE, and is currently a Senior Managing Director in Blackstone’s Tactical Opportunities Group (“Tac Opps”). He has led a number of Tac Opps’ current and past investments including InComm Payments, North American Bancard, PayPal Credit, Global Supply Chain Finance, Peridot Payments, BTIG, CF SPAC, Acrisure, Draken, Amergint Technologies, Danbury Mission Technologies, Bridger Aerospace, Van Metre Homebuilders, Hudson Structured Capital Management, YES Networks, ZO Skin Health, Valkyrie Aviation, GeoComply Solutions, Certified Collectibles Group, DECA Dental, Life Sciences Logistics, Aqua Finance and Recurrent Ventures. Before joining Blackstone in 2013, Mr. Hirsch was a Managing Director and Head of Credit Structuring at Deutsche Bank where he sourced and structured transactions for a wide range of corporate and institutional clients across multiple products including credit opportunities, asset finance, specialty finance, commercial real estate, bank and non-bank

financial institutions, asset-backed securities and collateralized loan obligations. Prior to that, Mr. Hirsch was responsible for making and managing private equity investments in middle market companies as a Vice President at Littlejohn & Co. LLC. Mr. Hirsch was a senior executive at several middle market companies that were sold to private equity firms prior to joining Littlejohn. He started his career at Schroder Wertheim & Co. as an analyst after graduating magna cum laude from Duke University.
Appointment of Chief Operating Officer
On November 2, 2022, the General Partner appointed Heather von Zuben as the Chief Operating Officer of the Fund.
Ms. von Zuben joined Blackstone in 2022 after 15 years at Goldman Sachs Asset Management where she held a range of leadership roles in business development across alternative investment asset classes and investment solutions, most recently as a Partner and the Global Head of Wealth Management Alternatives, where she led relationships with private wealth investment firms and the development of investment solutions for individuals. Prior to that, she led private equity business development efforts for both private wealth and institutional clients as the Global Head of Private Equity Client Engagement and Product Strategy. She started her career as a legal associate at Davis Polk & Wardwell. Ms. von Zuben received her B.S. from Georgetown University and her J.D. from Columbia Law School.
Entry into a Material Definitive Agreement
On November 4, 2022, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, of (a) BXPE and (b) BXPE Lux (together with BXPE, the “BXPE Funds”) entered into a Warehousing Agreement (the “Warehousing Agreement”) with Finco, an affiliate of Blackstone. Under the Warehousing Agreement, in connection with the launch of the BXPE Fund Program, Finco has agreed to acquire certain investments that have been approved by the Investment Manager and the BXPE Funds’ investment committee up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to subsequently transfer each Approved Warehouse Investment to the BXPE Funds, and the BXPE Funds have agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which the BXPE Funds have sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, the BXPE Funds will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehouse Investments that the Fund and BXPE Lux will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. Each of the BXPE Funds will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to the Fund and/or BXPE Lux and (b) broken deal expenses. The term of the Warehousing Agreement shall be for one year, unless extended by the mutual agreement of the parties.
The description above is a summary and is qualified in its entirety by the Warehousing Agreement, included as Exhibit 10.1 to this Quarterly Report Form
10-Q
and incorporated herein by reference.
Creation of a Direct Financial Obligation or an Obligation under an
Off-Balance
Sheet Arrangement of a Registrant
On November 4, 2022, the BXPE Funds entered into an unsecured, uncommitted line of credit (“Line of Credit”) up to a maximum amount of $300 million with Finco, an affiliate of Blackstone. The Line of Credit expires on November 4, 2023, subject to one-year
extension options requiring Finco approval. The interest rate on the unpaid balance of the principal balance amount of each loan is the applicable SOFR rate plus 3.00%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand and (c) the date on which Blackstone Private Investments Advisors L.L.C. no longer acts as investment manager to the BXPE Funds, provided that the BXPE Funds will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the BXPE Funds have not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, each BXPE Fund is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the BXPE Funds will be permitted to (w) make distributions to avoid any entity level tax, (x) make payments to fulfill any repurchase requests of the BXPE Funds or any of their feeder vehicles pursuant to any established unit repurchase plans, (y) use funds to close any investment which the BXPE Funds committed to prior to receiving a demand notice and (z) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
The description above is a summary and is qualified in its entirety by the Line of Credit, included as Exhibit 10.2 to this Quarterly Report Form
10-Q
and incorporated herein by reference.
Item 6.   Exhibits

Exhibit Number	Exhibit Description

10.1*	Warehousing Agreement, dated as of November 4, 2022, by and among Blackstone Holdings Finance Co. L.L.C., Blackstone Private Investments Advisors L.L.C., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund SICAV – BXPE Feeder SICAV – I, and Blackstone Private Equity Strategies Fund (Master) FCP – BXPE Master FCP – I.

10.2*	Uncommitted Unsecured Line of Credit, dated as of November 4, 2022, between Blackstone Holdings Finance Co. L.L.C. and Blackstone Private Equity Strategies Fund L.P., and Blackstone Private Equity Strategies Fund SICAV – BXPE Feeder SICAV – I.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2022

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher James
Name:	Christopher James
Title:	Chairperson
(Principal Executive Officer)
Date: November 8, 2022

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer)