Form 10-K
period 2022-12-31
Blackstone Private Equity Strategies Fund L.P.
filed 2023-03-17
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
000-56446
Blackstone Private Equity Strategies Fund L.P.
(Exact name of registrant as specified in its charter)

Delaware	88-1872156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices) (Zip Code)
(212)
583-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class S Limited Partnership Units
Class D Limited Partnership Units
Class I Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☐
    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes
☐
    No
☒

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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No
☒
As of December 31, 2022, there was no established public market for the registrant’s limited partnership units.
As of March 16, 2023, the registrant had the following limited partnership units outstanding: no units of Class S, no units of Class D, and 4,000 units of Class I.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements; Risk Factor Summary
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert” are based solely on the belief of Blackstone, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this report.

•
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for the PE Platform, as of the date of this report, BXPE has not commenced investment operations and has no operating history. The Sponsor cannot provide assurance that it will be able to successfully implement BXPE’s investment strategy, or that Investments made by BXPE will generate expected returns.

•	Our continuous private offering will be a “blind pool” offering and thus you will not have the opportunity to evaluate our future investments before we make them.
•
We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units.

•
We have implemented a Unit repurchase program, but there is no guarantee we will be able to make such repurchases and if we do only a limited number of Units will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions.

•	An investment in our Units is not suitable for you if you need ready access to the money you invest.
•
The purchase and repurchase price for our Units will be based on our NAV and are not based on any public trading market. While there will be independent valuations of our Direct Investments from time to time, the valuation of private equity investments is inherently subjective and our NAV may not accurately reflect the actual price at which our Investments could be liquidated on any given day.

•
The acquisition of Investments may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.

•
The private equity industry generally, and BXPE’s investment activities in particular, are affected by general economic and market conditions, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Identifying, closing and realizing attractive private equity investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty.

•
BXPE’s Investments may be concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described herein in Part I., Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and under the section entitled “Risk Factors” in Amendment No. 1 to our Form 10 Registration Statement dated July 15, 2022 (the “Registration Statement”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, except where the context suggests otherwise:
The terms the “Fund,” “BXPE,” “we,” “us” or “our” refer to Blackstone Private Equity Strategies Fund L.P. and its consolidated subsidiaries.
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

The term “BXPE Lux” means Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom (“UK”), Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities.
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
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I.

Item 1.	Business
Overview
Blackstone Private Equity Strategies Fund L.P. is designed to offer eligible individuals access to Blackstone’s private equity platform (the “PE Platform”). Each of our general partner, Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, (the “General Partner”) and our investment manager, Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”), a Delaware limited liability company, is an affiliate of Blackstone.
We expect to conduct a continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”) and rules thereunder). BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which we believe enables investors to better manage exposure to the private equity asset class.
The Fund — Blackstone Private Equity Strategies Fund L.P.
The Fund, a limited partnership, was formed on April 5, 2022 under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.
Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. We will seek to meet our investment objectives by investing primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”), leveraging the talent and investment capabilities of Blackstone’s PE Platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Blackstone and Blackstone Private Equity Overview
Blackstone is the world’s largest alternative asset manager, with total assets under management of $974.7 billion as of December 31, 2022 and approximately 4,695 employees at our headquarters in New York and around the world. Blackstone seeks to create positive economic impact and long-term value for its investors, the companies it invests in, and the communities in which it works. Blackstone does this by utilizing extraordinary people and flexible capital to help companies solve problems. Blackstone’s asset management businesses include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis. The Blackstone private equity segment currently represents total assets under management of $288.9 billion as of December 31, 2022. The key Blackstone businesses underlying BXPE’s investment strategy include:

Buyout investments include control and control-oriented investments in companies with durable businesses. These strategies invest across sectors, industries and geographies, with a focus on business quality, cash flow and actively improving the operations of companies.

Growth-oriented investments include investments in businesses that are growing and looking to further accelerate that growth to achieve market leading positions in their respective sectors. These strategies apply a thematic approach to investing across secular growth trends.

∎ Global Buyout ∎ Middle Market ∎ Energy Transition	∎ Asia Buyout ∎ Core Private Equity	∎ Growth Equity ∎ Late-Stage, Pre-IPO	∎ Life Sciences

Opportunistic investments include investment opportunities across a wide range of asset classes, sectors, industries, geographies and places in the capital structure. These are typically structured as preferred and structured equity investments, asset purchases or contractual arrangements that generate a yield with a focus on downside protection and less volatile returns.

Secondary investments (transactions in limited partner interests in private funds in the secondary market) include transactions across traditional limited partner secondaries as well as general partner or sponsor-led
secondaries. Traditional limited partner transactions include secondary market purchases of limited partner interests in mature private funds from original holders seeking liquidity across diverse portfolios. General partner-led
transactions include, among other things, secondary transactions involving partial portfolios, fund continuation vehicles, recapitalizations, preferred equity and other structured solutions.

∎ Preferred Equity ∎ GP Stakes ∎ Special Situations	∎ Royalties ∎ Life Sciences Yield

		∎ LP-Led Secondaries	∎ GP-Led Secondaries
Investment Strategies
The Fund expects to access Private Equity Investments in a variety of ways, including through:

•	Direct Investments: Investments in companies and other private assets;
•	Secondary Investments: Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third-party managers; and
•	Primary Commitments: Capital commitments to commingled, blind pool investment funds managed by Blackstone or third-party managers.
We will employ a thematic, sector-based approach to private equity investing with a focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities will create competitive advantages for BXPE. In managing BXPE’s Direct Investments, Blackstone intends to remain a disciplined, value-oriented investor engaged in building portfolio companies by supporting management teams and business plans, improving operations, providing access to the Blackstone ecosystem, and evaluating and participating in follow-on
investments to support growth.

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
Each investment in Direct Investments, Secondary Investments, Primary Commitments and Debt and Other Securities is referred to as an “Investment.” BXPE expects to make Investments through special purpose vehicles, operating companies or platforms, joint ventures, other investment vehicles and listed companies. Direct Investments may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK”
(paid-in-kind)
notes, mezzanine debt and “PIPE” (private investments in public equity) transactions.
BXPE will generally seek to invest at least 80% of its net asset value (“NAV”) in Private Equity Investments and up to 20% of its NAV in Debt and Other Securities. Our Investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or Repurchase Requests (as defined below) and subject to any limitations or requirements relating to applicable law. Certain Investments could be characterized by the Investment Manager, in its discretion, as either Private Equity Investments or Debt and Other Securities depending on the terms and characteristics of such Investments. We may make Investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.
BXPE may utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment, subject to certain limitations, and leverage may be used more heavily by certain investment strategies, such as Debt and Other Securities, particularly during the ramp-up
period. See “— Leverage” below for more information regarding BXPE’s utilization of leverage. BXPE may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. See “— Item 1A. Risk Factors” for a discussion of the risks inherent in employing leverage and engaging in hedging transactions.
BXPE Fund Program
BXPE will invest alongside BXPE Lux (as defined below). While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios and together form the “BXPE Fund Program,” BXPE and BXPE Lux will be operated as distinct investment structures.
“BXPE Lux” means Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the UK, Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities.
The Investment Manager and the General Partner
The Fund intends to enter into an investment management agreement (the “Investment Management Agreement”) with Blackstone Private Investments Advisors L.L.C. (previously defined as the “Investment Manager”), and a limited partnership agreement, as may be amended and restated from time to time (the “Partnership Agreement”), with Blackstone Private Equity Strategies Associates L.P. (previously defined as the “General Partner” and, together with the Investment Manager, the “Sponsor”), pursuant to which the Sponsor will manage the Fund on a day-to-day
basis.

Overall responsibility for BXPE oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors with respect to our periodic reports under the Exchange Act and certain situations involving conflicts of interest. See “— The Board of Directors” and “— Partnership Agreement” below for further information.
The General Partner will delegate the portfolio management function regarding BXPE to the Investment Manager. The Investment Manager will have discretion to make Investments on behalf of BXPE.
The Investment Manager is a newly formed Delaware limited liability company with its business address at 345 Park Avenue, New York, NY 10154, United States of America. The Investment Manager is an affiliate of Blackstone and is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Investment Manager will be responsible for initiating, structuring, and negotiating BXPE’s Investments. In addition, the Investment Manager will actively manage each Investment to seek to maximize the value of each Investment.
In consideration for its services, the Investment Manager will be entitled to receive the Management Fee (as defined herein) payable by the Fund. The Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any Intermediate Entity. See “— Investment Management Agreement” below for further information and for a discussion of Fund Expenses (as defined herein), see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses.”
Each of the Investment Manager and General Partner is an affiliate of Blackstone and, as such, our Investment Manager and General Partner have access to the broader resources of Blackstone, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest.
The
Sub-Investment
Managers
The Investment Manager has delegated the portfolio management function for a portion of BXPE’s Investments to Blackstone Credit Systematic Strategies LLC (“BCSS”) and Blackstone Liquid Credit Strategies LLC (“BLCS” and together with BCSS the
“Sub-Investment
Managers,” each being a
“Sub-Investment
Manager,” and together with the Investment Manager, the “BX Managers”). The Investment Manager will have the ability to determine the portion of BXPE’s Investments that will be managed by each
Sub-Investment
Manager, but is not expected to have investment-level discretion for the portion managed by each
Sub-Investment
Manager. The primary investment focus of the
Sub-Investment
Managers will be investments in Debt and Other Securities. BCSS primarily seeks to achieve risk-adjusted returns from portfolios of corporate credit assets and derivatives through active diversification and the selection of positions which it believes have attractive return/risk profiles. BLCS primarily seeks to invest in diversified (often leveraged) portfolios of fixed income investments, including first lien senior secured loans, high yield bonds and investment-grade and non-investment
grade corporate credit.
In consideration for its services, each
Sub-Investment
Manager will be entitled to receive a fee payable by the Investment Manager (out of its Management Fee) in an amount to be agreed between the Investment Manager and each
Sub-Investment
Manager from time to time.

The Board of Directors
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors” or “Board”). The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner. The Board is currently comprised of five members, two of whom are independent (the “Independent Directors”) of the Fund and the Sponsor. The status of an Independent Director under our Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The General Partner may appoint additional directors to the Board from time to time. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Biographical Information” for further information regarding the members of the Board.
The Fund has an Audit Committee, which is comprised of two directors, both of whom are Independent Directors. The Audit Committee is responsible for selecting our auditor and approving our financial statements, among other matters.
Investment Management Agreement
The Investment Manager will provide management services to us pursuant to the Investment Management Agreement. Under the terms of the Investment Management Agreement, the Investment Manager is responsible for the following:

•	originating and recommending investment opportunities, consistent with the investment objective and strategy of the Fund,
•	monitoring and evaluating our investments,
•
analyzing and investigating potential Portfolio Entities, including their products, services, markets, management, financial situation, competitive position, market ranking and prospects for future performance and analyzing other Investments, including primary and secondary investments in funds,

•	analyzing and investigating potential dispositions of Investments, including identification of potential acquirers and evaluations of offers made by such potential acquirers,
•	structuring of acquisitions of Investments,
•	identifying bank and institutional sources of financing, arrangement of appropriate introductions and marketing of financial proposals,
•	supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Investment,
•	monitoring the performance of Portfolio Entities and, where appropriate, providing advice to the management of the Portfolio Entities at the policy level during the life of an Investment,
•	arranging and coordinating the services of other professionals and consultants, including Blackstone; and
•
providing us with such other services as the General Partner may, from time to time, appoint the Investment Manager to be responsible for and perform, consistent with the terms of the Investment Management Agreement.

The Investment Manager’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Fund shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Partnership Agreement. See
“— Partnership Agreement” below for further information.

Compensation of the Sponsor
Management Fee
In consideration for its services, the Investment Manager will be entitled to receive a management fee (the “Management Fee”) payable by BXPE equal to, in the aggregate, 1.25% of the Fund’s NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the Servicing Fee (as defined below), the
Performance Participation Allocation (as defined below), pending Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month. The
Unitholders in the Feeder will indirectly bear a portion of the Management Fee paid by the Fund, but such expenses will not be duplicated at the Feeder level.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of
Intermediate Entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment
Manager’s request and will be subject to the volume limitations in Repurchase Program but not the Early
Repurchase Deduction.
The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE first accepts third-party subscriptions.
Performance Participation Allocation
The General Partner or any other entity so designated by the General Partner (the “Recipient”) is allocated a performance participation (the “Performance Participation Allocation”) by the Fund equal to 12.5% of Total Return subject to a 5% annual Hurdle Amount and a High Water Mark with 100%
Catch-Up
(each as defined
below). Such allocation will be measured on a calendar year basis, be paid quarterly and accrue monthly (subject to
pro-rating
for partial periods). Investors in the Feeder will indirectly bear a portion of the Performance
Participation Allocation payable by the Fund, but such expenses will not be duplicated at the Feeder level. For further information regarding the Performance Participation Allocation (as defined herein).
Administration
The General Partner or the Investment Manager will provide administration services to the Fund, consistent with the Partnership Agreement and Investment Management Agreements. For further information regarding the reimbursement of the costs and expenses incurred by the Sponsor, as applicable, in performing its administrative obligations see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses” for further information.
Partnership Agreement
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is our General Partner. Overall responsibility for BXPE oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors with respect to our periodic reports under the Exchange Act and certain situations involving conflicts of interest. Without limitation, and subject to the terms of the Partnership Agreement, the General Partner is responsible for and authorized with the following, without any approval of any Unitholder or other person:

•	the management and operation of the Fund,
•	any and all of the objects and purposes of the Fund,
•	to perform all acts and enter into and perform all contracts, other documents and tasks as it may deem necessary or advisable for the Fund,

•	selecting, approving, making and managing Investments generally, including in or alongside any Other Blackstone Accounts,
•	making all decisions concerning the investigation, evaluation, selection, monitoring, acquisition, holding and disposition of Investments, and
•	directing the formulation of investment policies and strategies for the Fund.
Additionally, if it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of BXPE or of certain current or prospective Unitholders, the General Partner or any of its affiliates may, in its sole discretion, cause BXPE to hold certain investments directly or indirectly through (a) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or
non-U.S.
jurisdiction (each a “Corporation”) or (b) one or more limited liability companies or limited partnerships (each, a “Lower Entity,” and together with any Corporation, “Intermediate Entities”). Management Fees and Performance Participation Allocations (each as described herein) may be paid or allocated, as applicable, in whole or in part, at the level of BXPE or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation.
The General Partner or any of its affiliates, in its sole discretion, may also establish one or more feeder vehicles (in addition to the Feeder), to invest through the Fund (each, a “Feeder Vehicle”) if it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of BXPE or of certain current or prospective Unitholders. The Unitholders in a Feeder Vehicle (including the Feeder) will indirectly bear a portion of the Management Fee paid by the Fund, but such expenses will not be duplicated at the Feeder Vehicle level.
Investment Process Overview
BXPE benefits from an investment committee that is comprised of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray (President and COO of Blackstone), David Blitzer (Global Head of Tactical Opportunities), Joan Solotar (Global Head of Private Wealth Solutions), Joseph Baratta (Global Head of Private Equity), Michael Chae (CFO of Blackstone), Christopher James (COO of Tactical Opportunities), Lionel Assant (European Head of Private Equity), Vik Sawhney (CAO of Blackstone and Global Head of Institutional Client Solutions), Prakash Melwani (Global Chief Investment Officer of Private Equity) and Todd Hirsch (Senior Managing Director) (the “BXPE Investment Committee”).
All Investments led by BXPE are reviewed and approved by the BXPE Investment Committee. Investments led by Other Blackstone Accounts in which BXPE has invested in or alongside, including BXPE Lux, are reviewed and approved by a subset of the BXPE Investment Committee to ensure that investments led by such Other Blackstone Accounts are consistent with the BXPE investment mandate and the portfolio allocation described herein. Central to BXPE’s investment strategy is the precondition that shared investments have been evaluated by the underlying businesses. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence, and selection process, and each such investment must be approved by each group’s respective investment committee.

At the core of Blackstone’s investment strategy is a rigorous investment origination, selection and investment decision process with considerable emphasis on monitoring and reporting the performance of the ongoing investment portfolio. Blackstone’s investment review and monitoring process — from the initial identification of an investment opportunity to the final decision, through to ultimate monetization — is a disciplined approach designed to screen out transactions with excessive risk, actively monitor investments and capitalize on opportunities to maximize valuation upon exit. The following is a general outline of our investment process:

Sourcing	Due Diligence	Investment Committee	Monitoring / Value Creation
Investment opportunities sourced by Blackstone’s investment team	Blackstone’s investment team conducts a detailed analysis and valuation of the opportunity, leveraging relevant experts across Blackstone as well as external advisers
Evaluate deals and provide feedback regarding valuation, key issues identified in due diligence and transaction dynamics. Approve all investments, including an evaluation of price, structure, risks, upside opportunities and downside protection
After closing, Blackstone continues to actively monitor investments and capitalize on opportunities to seek to maximize valuation upon exit
Leverage
BXPE may utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment and leverage may be used more heavily by certain investment strategies, such as Debt and Other Securities, particularly during the ramp-up
period. BXPE will not incur indebtedness, directly or indirectly, that would cause the Leverage Ratio (as defined below) to be in excess of 30% (the “Leverage Limit”); provided, that no remedial action will be required if the Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an investment). Any indebtedness incurred at the investment level will be excluded in the calculation of the Leverage Limit.
“Leverage Ratio” means, on any date of incurrence of any such indebtedness, the quotient obtained by dividing (a) Aggregate Net Leverage (as defined below) by (b) the aggregate month-end
values of BXPE’s Investments (including Debt and Other Securities), plus the value of any other assets (such as cash on hand), as determined in accordance with BXPE’s valuation policy.
“Aggregate Net Leverage” means (a) the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of BXPE minus (b) cash and cash equivalents of BXPE minus, without duplication, (c) cash used in connection with funding a deposit in advance of the closing of an investment and working capital advances.
For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of BXPE’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. BXPE’s assets or any part thereof, including any accounts of BXPE, may be pledged in connection with any credit facilities or borrowings. The Leverage Limit may be exceeded on a temporary basis to satisfy short-term liquidity needs, refinance existing borrowings or for other obligations. For the avoidance of doubt, the Leverage Limit does not apply to guarantees of indebtedness, “bad boy” guarantees or other related liabilities that are not recourse indebtedness for borrowed money.

BXPE may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The General Partner and/or Investment Manager may review the hedging policy of BXPE from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for BXPE at the relevant time.
Competition
Identifying, closing and realizing attractive private equity investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of BXPE’s strategy depends, is highly competitive. We believe Blackstone’s position as a leading private equity investor with scale, experienced investment teams and strong sourcing capabilities will help us compete for quality investment opportunities and that Blackstone’s operational expertise will help our portfolio companies compete in their respective markets. The Sponsor competes for investment opportunities and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXPE Fund Program (whether now in existence or subsequently established), and Blackstone or such Other Blackstone Accounts may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXPE Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market.
Term
BXPE has been established, and is expected to continue, for an indefinite period of time. As part of BXPE’s indefinite term structure, investors may request the repurchase of their Units on a quarterly basis (as further discussed below). See “— Repurchase Program” below for more information regarding repurchases.
Emerging Growth Company
We will be and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates
exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Distribution Reinvestment Plan
BXPE has adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution, each Unitholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions.
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the General Partner on behalf of our Unitholders who do not elect to receive their distributions in cash as provided below. As a result, if the General Partner authorizes, and we declare, a cash distribution, then our Unitholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Units as described below, rather than receiving the cash dividend. Distributions on fractional Units will be credited to each participating Unitholder’s account to three decimal places.
No action is required on the part of a registered Unitholder to have his, her or its cash distribution reinvested in our Units. Unitholders can elect to “opt out” of the Fund’s distribution reinvestment plan in their Subscription Agreements (other than clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan). Clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units.
If any Unitholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from BXPE or DST Systems Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Units will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.
If a Unitholder seeks to terminate its participation in the distribution reinvestment plan, notice of termination must be received by the Plan Administrator five business days in advance of the first calendar day of the next month in order for a Unitholder’s termination to be effective for such month. Any transfer of Units by a participant to a non-participant
will terminate participation in the distribution reinvestment plan with respect to the transferred Units. If a participant elects to have its Units repurchased in full, any Units issued to the participant under the Plan subsequent to the expiration of the repurchase offer will be considered part of the participant’s prior tender, and participant’s participation in the distribution reinvestment plan will be terminated as of the valuation date of the applicable repurchase offer. Any distributions to be paid to such Unitholder on or after such date will be paid in cash on the scheduled distribution payment date.
If a Unitholder elects to opt out of the distribution reinvestment plan, they will receive any distributions we declare in cash. There will be no Subscription Fees charged to the Unitholder that participates in the distribution reinvestment plan for Units received pursuant to the distribution reinvestment plan. We will pay the Plan Administrator fees under the distribution reinvestment plan. If Units are held by a broker or other financial intermediary, a Unitholder may change its election by notifying its broker or other financial intermediary of its election.
The purchase price for Units purchased under our distribution reinvestment plan will be equal to the most recent available NAV per share for such Units at the time the distribution is payable. Units issued pursuant to our distribution reinvestment plan will have the same voting rights as the Units offered pursuant to the Registration Statement.

Repurchase Program
At the discretion of the General Partner, BXPE will implement a Repurchase Program in which it intends to offer to repurchase in each quarter up to 5% of Units outstanding (either by number of Units or aggregate NAV) as of the close of the previous calendar quarter. The Sponsor may amend or suspend the Repurchase Program if in its reasonable judgment it deems such action to be in BXPE’s best interest and the best interest of Unitholders, including as necessary to ensure that BXPE is not subject to tax as a corporation. As a result, Unit repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on BXPE’s liquidity, adversely affect its operations or risk having an adverse impact on BXPE that would outweigh the benefit of the repurchase offer. BXPE intends to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
promulgated under the Exchange Act.
Under the Repurchase Program, to the extent we offer to repurchase Units in any particular quarter, we expect to repurchase Units pursuant to quarterly repurchase offers using a purchase price equal to the NAV per Unit as of the last calendar day of the applicable quarter (the “Repurchase Date”), subject to any applicable early repurchase deduction.
In the event that we determine to repurchase some but not all of the Units submitted for repurchase during any quarter, Units submitted for repurchase during such quarter will be repurchased on a pro rata basis after we have repurchased all Units for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable. BXPE will have no obligation to repurchase Units. The limitations and restrictions described above may prevent BXPE from accommodating all repurchase requests made in any quarter.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Sponsor or its affiliates pursuant to the terms of the Investment Management Agreement and the Partnership Agreement. See “— Investment Management Agreement” and “— Partnership Agreement.”
Proxy Voting Policies and Procedures
The Investment Manager is registered as an investment adviser under the Advisers Act.
The SEC has adopted Rule
206(4)-6
under the Advisers Act (the “Rule”), which requires registered investment advisers that exercise voting authority over client securities to implement proxy voting policies. Because the Investment Manager may be deemed to have authority to vote proxies relating the companies in which BXPE invests, the Investment Manager has adopted a set of policies and procedures (together, the “Policy”) in compliance with the Rule. To the extent the Investment Manager exercises or is deemed to be exercising voting authority over BXPE securities, the Policy is designed and implemented in a manner reasonably expected to ensure that voting with respect to proxy proposals, amendments, consents or resolutions (collectively, “proxies”) is exercised in a manner that serves the best interest of BXPE, as determined by the Investment Manager in its discretion. Notwithstanding the foregoing, because proxy proposals and individual company facts and circumstances may vary, the Investment Manager may not always vote proxies in accordance with the Policy. In addition, many possible proxy matters are not covered in the Policy. Generally, the Investment Manager will vote proxies (a) in favor of management’s recommendation for the election of the board of directors and (b) to approve the financial statements as presented by management.

Each proxy is voted on a
case-by-case
basis taking into consideration any relevant facts and circumstances at the time of the vote. In situations where the Investment Manager wishes to vote differently from what is recommended in the Policy, or where a potential material conflict of interest relating to the proxy vote exists, the Investment Manager will take such actions as are required by the Policy.
Unitholders may request a copy of the Policy and the voting records relating to proxies as provided by the Rule by contacting the Investment Manager.
Reporting Obligations
We intend to make available on our website, when available, our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and our current reports on Form
8-K.
The SEC also maintains a website (www.sec.gov) that contains such information. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible thorough and posted on our website.

Item 1A.	Risk Factors
Risk Factors
The following considerations are not a complete summary or explanation of the various risks involved in an investment in our Units, and the interplay of risks can have additional effects not described below. Most of the following risk factors apply both to our Fund and to any relevant Other Blackstone Accounts in which we have invested (directly or indirectly). Therefore, references to “we,” “us” or “our Fund” herein include references to Other Blackstone Accounts as well, to the extent we have invested in such Other Blackstone Accounts, unless the context indicates otherwise.
Capitalized terms used but not defined in “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this report. The term “Sponsor” as used in this “Item 1A. Risk Factors” is used to generally describe, as the context or applicable law requires, individually and collectively, the General Partner and the BX Managers and all references herein to the Sponsor or to any rights, powers, responsibilities, or activities of the Sponsor are qualified in all respects by the terms contained elsewhere in this report, in the Partnership Agreement and the Investment Management Agreement, all of which should be carefully reviewed for, among other things, a more detailed description of the relative rights, powers, responsibilities, and activities of each of the General Partner and the BX Managers.
Market Conditions
Highly Competitive Market for Investment Opportunities and Other Investors
. Identifying, closing and realizing attractive private equity investments that fall within our investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of our strategy depends, is highly competitive. A failure by the Sponsor to identify attractive investment opportunities, develop new relationships and maintain existing relationships with joint venture partners and other industry participants would adversely impact our Fund. The Sponsor competes for investment opportunities and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXPE Fund Program (whether now in existence or subsequently established), and Blackstone or such Other Blackstone Account may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXPE Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). The BXPE Fund Program has no priority with respect to such investment opportunities and any conflicts that arise regarding allocation of investments may not necessarily be resolved in favor of the BXPE Fund Program. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. It is possible that competition for appropriate investment opportunities may increase, which may also require the BXPE Fund Program to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the BXPE Fund Program and potentially adversely affecting the terms, including price, upon which investments can be made. The BXPE Fund Program intends to be selective in its approach to targeting investments, and there is no guarantee that investments meeting the BXPE Fund Program’s investment criteria will be available or that all of the BXPE Fund Program’s Investments will meet such criteria.
General Economic and Market Conditions
. The private equity industry generally, and our investment activities in particular, are affected by general economic and market conditions and activity, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, consumer spending patterns, technological developments and national and international political, environmental and socioeconomic circumstances. For example, during 2022, inflation reached generational highs and the U.S. Federal Reserve increased benchmark interest rates seven times to stem inflation which has created economic uncertainty and market volatility. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. A worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of our Investments, which could impair our profitability, result in losses and impact the Unitholders’ investment returns and limit our ability to satisfy Repurchase Requests. A depression, recession or slowdown in the global economy or one or more regional markets (or any particular segment thereof) or a weakening of credit markets (including a perceived increase in counterparty default risk) would have a pronounced impact on our Fund, the Sponsor, and Portfolio Entities (which would likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure) and could adversely affect their profitability, creditworthiness and ability to execute on their business plans, sell assets, satisfy existing obligations and repurchases, make and realize Investments successfully, originate or refinance credit or draw on existing financings and commitments.
Volatility in the global financial markets and the political systems of certain countries has in the past had, and may in the future have, spill-over effects which adversely impact global financial markets generally and U.S. markets in particular. Moreover, a recession, slowdown and/or sustained downturn in the global economies (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of Portfolio Entities to perform under or refinance their existing obligations, and impair our ability to effectively exit Investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain Investments, which losses will likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure. Blackstone itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the United States and/or global economies generally.
Financial Market Fluctuations; Availability of Financing
. Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of our Investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure, as occurred in the most recent economic downturn. We and our Portfolio Entities expect to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occur during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. Our ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.

Inflation
. The United States and other developed economies have recently begun to experience higher than normal inflation rates. It remains uncertain whether substantial inflation in the United States and other developed economies will be sustained over an extended period of time or have a significant effect on the United States or other economies. Inflation and rapid fluctuations in inflation rates have recently had, and may continue to have, negative effects on the economies and financial markets (including securities markets) of various countries, including those with emerging economies. For example, if a Portfolio Entity is unable to increase its revenue in times of higher inflation, its profitability may be adversely affected, including, without limitation, as a result of a significant increase to such Portfolio Entity’s operating cost. Portfolio Entities may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangement. As inflation rises, a Portfolio Entity may earn more revenue but incur higher expenses. As inflation declines, a Portfolio Entity may not be able to reduce expenses commensurate with any resulting reduction in revenue. Furthermore, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on Investments. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times and certain central banks have raised interest rates. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Some countries have historically experienced substantial rates of inflation. Inflation and rapid fluctuations in inflation rates have had, and may continue to have, negative effects on the economies and securities markets of certain emerging economies. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that inflation will not continue to be a serious problem and have an adverse impact on our returns. Certain countries, including the United States, have recently seen increased levels of inflation and there can be no assurance inflation will not become a serious problem in the future and have an adverse impact on our returns.
Region Related Risks
Economic, Political and Social Risks
. Certain countries have in the past, and may in the future, experience religious, political and social instability that could adversely affect our Investments in such countries. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic, or social conditions or government policies. Governments of many countries have exercised and continue to exercise substantial influence over many aspects of the private sector, and certain industries may be subject to significant government regulation. Additionally, exchange control regulations, expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect our assets. See also “—United Kingdom Relations With the European Union” herein. Additionally, the availability of attractive investment opportunities for us is expected to depend in part on governments in certain countries continuing to liberalize their policies regarding foreign investment and, in some cases, further encourage private sector initiatives. In addition, countries may be in the initial stages of their industrial development and have a lower per capita gross national product or a low income economy as compared to the more developed economies. Markets for investments in such countries are not as developed and may be less liquid than markets in more developed countries. Investments in companies domiciled in emerging market countries may be subject to potentially higher risks as compared to the average among investments in more developed countries. Additionally, we may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence.

Regional Risk; Interdependence of Markets
. Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which we invest is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. For example, financial turmoil in certain countries in the Asia Pacific region in the late 1990s adversely affected Asian economies generally. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the economic downturn starting in 2007 had a negative impact on most economies of the Eurozone and global markets. A repeat of either of these crises or the occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally. See also “—United Kingdom Relations With the European Union” herein.
Epidemics / Pandemics.
Certain countries have been susceptible to epidemics, which may be designated as pandemics by world health authorities, which most recently included the novel and highly contagious form of coronavirus
(“COVID-19”).
The outbreak of such epidemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore can be expected to adversely affect the performance of our Investments and our ability to achieve our investment objectives. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to the ultimate adverse impact on economic and market conditions, and, as a result, presents us with material uncertainty and risk with respect to the performance of our Investments or operations. See also “— Risks Related to Outside Events — Force Majeure Risk” and “— Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments” herein.
Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments
. Beginning in the first quarter of 2020, there was an outbreak of
COVID-19,
which the World Health Organization has declared to constitute a “Public Health Emergency of International Concern.” The outbreak of
COVID-19
has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity, debt, derivatives and commodities markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting (or strongly encouraging) quarantines, prohibitions on travel, the closure of offices, businesses, schools, retail stores, restaurants, hotels, courts and other public venues, vaccine mandates (e.g., for certain public sector employees) and other restrictive measures designed to help slow the spread of
COVID-19.
Businesses are also implementing similar precautionary measures. In addition, state, federal and
non-U.S.
laws and regulations have been implemented (and other laws and regulations may be considered) that place restrictions on businesses. Such measures, as well as the general uncertainty surrounding the dangers and impact of
COVID-19,
are (a) expected to have a material adverse impact on businesses, (b) creating significant disruption in supply chains and economic activity and (c) having a particularly adverse impact on transportation, hospitality, tourism, entertainment, healthcare, consumer and other industries. Moreover, with the continued spread of
COVID-19,
governments and business have taken, and may continue to take, increasingly aggressive measures to help slow its spread. For these reasons, among others, as
COVID-19
has continued to spread and could in the future continue to spread, the potential impacts, including global, regional or other economic recessions or adverse market impacts have already occurred and the likelihood of ongoing or exacerbated impact is uncertain and difficult to assess.
Any public health emergency, including any new or variant outbreaks of
COVID-19,
SARS, H1N1/09 flu, avian flu, other coronaviruses, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on us and our Portfolio Entities and could meaningfully adversely affect our ability to fulfill our investment objectives. See also “— Epidemics / Pandemics” above.
The extent of the impact of any public health emergency on us and our Portfolio Entities’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency; the extent of any related travel advisories and voluntary or mandatory government restrictions implemented, in addition to restrictions implemented to protect borrowers in real estate and other industries, the impact of such public health emergency on overall supply and demand, goods (including component parts and raw materials) and services, investor liquidity, consumer confidence and spending levels, the extent of government support, and the levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. For example, the shortage of workers and lack of key components and raw materials that has come as a result of
COVID-19
has and may continue to contribute to manufacturers and distributors being unable to produce or supply enough goods to meet increasing demands. The impact of these global supply chain constraints and chip shortages may not fully be reflected until future periods and may have an adverse impact on us and our Portfolio Entities at a future point when
COVID-19
may not be as prevalent in the public. For this reason, valuations in such environment are subject to heightened uncertainty and subject to numerous subjective judgments even beyond what is traditionally the case, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value in the midst of significant volatility or market dislocation. The effects of a public health emergency may materially and adversely impact the value and performance of us and our Portfolio Entities, our ability to source, manage and divest Investments and its ability to achieve our investment objectives, all of which could result in significant losses to us. In particular, a public health emergency like
COVID-19
may have a greater impact on leveraged assets.
Any such disruptions may continue for an extended period of time. In this regard, views and other forward-looking statements expressed in this report are based upon assumptions that may not be valid during or following a public health emergency such as the one that has been underway as of the date of this report. The full impacts of this pandemic on markets, business activity and the United States and global economy, as well as potential changes in economic and fiscal policies that may be adopted to address the current pandemic or the possibility of a similar future event, price shocks and related externalities, are not yet fully identified or understood and the situation continues to evolve. In implementing our investment strategy, the Sponsor will make a number of assumptions, including as to the severity of the consequences of
COVID-19
to the United States and global economies as well as prospective Portfolio Entities, and the likelihood of a similar future event and any possible impacts thereof. There can be no assurances that such assumptions will be correct and unexpected events and developments, including the severity of this or any other pandemic on economies and specific Portfolio Entities, may be detrimental to us and our Investments. In addition, our operations, and the operations of our Portfolio Entities, and Blackstone may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of the personnel of any such entity, including the personnel of any such entity’s key service providers. Additionally, restrictions on immigration and processing of visas and other work permits may affect the work force of the Portfolio Entities, some of which may rely on foreign talent as an important part of its work force and which could have a material adverse impact on their ability to implement their business plans. The impact to businesses in such circumstances has been and may continue to be substantial.
In connection with the impacts of the current pandemic and any future such public health crisis, we are expected to incur heightened legal expenses which could similarly have an adverse impact to our returns. For example, but not by limitation, we or our Portfolio Entities may be subject to heightened litigation and its resulting costs, which costs may be significant and are expected to be borne by us and/or our Portfolio Entities. There is also a heightened risk of cyber and other security vulnerabilities during the current public health emergency and any future one, which could result in adverse effects to us or the Portfolio Entities in the form of economic harm, data loss or other negative outcomes.
While the U.S. Food and Drug Administration and other similar regulators globally have approved
COVID-19
vaccines (some for emergency use only) and these vaccines are currently available to the general public in some jurisdictions, due to limited supply, they are not yet widely available to the general public in many other jurisdictions. Also, to date, a substantial proportion of the global population has chosen to “wait and see” before getting vaccinated, which is believed to be prolonging the effects of
COVID-19.
In addition, the vaccines have been found to be less than 100 percent effective, which means a portion of the population that receives such vaccinations has not been protected against the disease. Furthermore, such vaccines have shown reduced efficacy against certain existing or emerging variants of
COVID-19,
and emerging variants may continue to be more transmissible or deadly than existing variants of
COVID-19.
Other jurisdictions are encountering similar issues with respect to
COVID-19
vaccines.
COVID-19
is likely to continue to affect the global economy generally, and the pandemic and/or its economic impact may affect us and our ability to achieve our investment objectives to a degree that is not currently known, given the situation continues to evolve. In addition, multiple jurisdictions have adopted, or are considering to adopt, vaccine mandate legislation or regulations that require certain public sector employees and/or private sector employees to obtain vaccines (subject to certain exceptions, which vary per jurisdiction). Employee attrition and turnover resulting from such mandates could adversely affect the business operations of Portfolio Entities that operate within those jurisdictions (e.g., by requiring them to discontinue their employment of critical personnel who are not vaccinated).
In addition, our operations and the operations of the Portfolio Entities and the Sponsor may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings (including office attendance), forwarding of and otherwise delayed receipt of mail, and other factors related to a public health emergency, including its potential adverse impact on the health of the personnel of any such entity or the personnel of any such entity’s key service providers. See also “— Risks Related to Outside Events — Force Majeure Risk” and “— Epidemics / Pandemics” herein.
As a result of a public health emergency like the
COVID-19
pandemic, the Sponsor may determine, in its discretion, that it is most effective and/or efficient to use private air and/or charter travel due to travel restrictions and/or health and safety considerations, including to and from locations where Blackstone personnel are currently living (even if different than where Blackstone has historically had offices). The cost of such private air or charter travel, which may be increased due to the pandemic, shall be our expense (subject to Blackstone’s travel policy). The Sponsor also may determine to use alternative methods, including the use of technology, when sourcing and conducting diligence on potential Investments and monitoring of existing Investments.
Natural Disasters
. Certain regions in which we invest or conduct activities related to Investments are susceptible to natural disasters, such as earthquakes, and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt our operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of our Investments, we could lose both invested capital and anticipated profits.
Weather and Climatological Risks
. Certain regions in which we invest or conduct activities related to Investments may be particularly sensitive to weather and climate conditions. Climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs, and damage resulting from extreme weather may not be fully insured.
Trade Policy
. Political leaders in certain jurisdictions have in the past and may in the future be elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has in the past indicated an intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain bilateral or multi-lateral trade agreements and treaties with foreign countries existing at that time, and made proposals and taken actions related thereto. In addition, the U.S. government has in the past imposed tariffs on certain foreign goods, including steel and aluminum, and has indicated a willingness to impose tariffs on imports of other products with some foreign governments instituting retaliatory tariffs on certain U.S. goods as a result. There are no guarantees that such actions and retaliatory measures will not occur in the future between governments. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the financial performance of ourselves and our Investments and be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). Please also see “— United Kingdom Relations With the European Union” herein.
Hong Kong National Security Law
. The Chinese government has continued to increase its control over the historically autonomous administrative region of Hong Kong. In June 2019, protests began in connection with an amendment to Hong Kong’s extradition law and continued with increased size and intensity through the end of 2019 and into 2020. These protests resulted in disruptions to businesses in major business and tourist areas of Hong Kong and pushed Hong Kong’s economy into a recession for the first time since the global financial crisis in 2008. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent
residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by nonpermanent residents of Hong Kong could limit the activities of or negatively affect Blackstone, us or the Portfolio Entities.
The National Security Law has been condemned by the United States, the UK and several European Union (“EU”) countries. On July 14, 2020, the Hong Kong Autonomy Act was signed into law, which introduces sanctions on foreign persons who have “materially contributed” to the Chinese government’s recent actions in Hong Kong as well as on certain foreign financial institutions. Simultaneously, an executive order was issued declaring a national emergency with respect to the threat posed by the Chinese government’s actions in Hong Kong, formally suspending or eliminating any differential treatment of Hong Kong under U.S. law, including export control law, and authorizing sanctions on persons determined to be engaged in a broad array of anti-democratic or repressive activity. The United States has also imposed sanctions on senior Chinese officials and certain employees of Chinese technology companies that it believes have contributed to the Chinese government’s activities in Hong Kong, adding a number of new Chinese companies to the Department of Commerce’s Entity List. In mid-July
2020, the UK also suspended its extradition treaty with Hong Kong and extended its arms embargo on China to Hong Kong. Escalation of tensions resulting from the National Security Law and the response of the international community, including conflict between China and other countries like the United States and UK, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which we, Blackstone, the Portfolio Entities or any of our/their respective personnel or assets are located. In addition, any downturn in Hong Kong’s economy could adversely affect our financial performance, or could have a significant impact on the industries in which we participate, and may adversely affect the operations of Blackstone, us and the Portfolio Entities, including the retention of investment professionals located in Hong Kong.
Terrorist Activities
. The terrorist attacks on the United States on September 11, 2001, and subsequently in Paris, London, Madrid and elsewhere, together with the military response by the United States, the UK, Australia and various other allied countries in Afghanistan, Iraq, Syria and elsewhere and other terrorist attacks (including cyber sabotage or similar attacks) globally of unprecedented scope have caused instability in the world financial markets and, in particular, have resulted in substantial and continuing economic volatility and social unrest in various regions of the world. Further terrorist attacks (including cyber sabotage or similar attacks) in some countries in recent years have exacerbated this volatility, and further developments stemming from these events or other similar events could cause further volatility. Any additional significant military or other response by the United States or other countries and their allies or any further terrorist activities could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near significant strategic assets of our Investments that have a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of our assets will be directly or indirectly affected by terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-profile assets in
24-hour
urban markets may be particularly attractive targets. Such an attack could have a variety of adverse consequences for us, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. Such risks may or may not be insurable at rates that the Sponsor deems sensible at all times. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to our service providers and other counterparties in the event of losses may be limited, and such losses may be borne by us. See also “— Insurance — Availability of Insurance Against Certain Catastrophic Losses” and “— Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Corruption Risk; FCPA
. Corruption can result in huge economic losses due to fraud, theft and waste. Moreover, corruption can corrode critical public institutions, such as the courts, law enforcement and public pension administration, thereby undermining property rights, public confidence and social stability. As a result, corruption dramatically increases the systemic risks that exist in some of the jurisdictions in which we invest. Corruption scandals are common and likely to remain so going forward. Our Unitholders are thus exposed to the increased costs and risks of corruption where we invest, and there can be no assurance that any reform efforts will have a meaningful effect during our term. The United States and the UK have the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), respectively, and other jurisdictions have adopted similar anti-corruption laws (including in Luxembourg). Many of these laws have extraterritorial application. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK Bribery Act is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. Other countries (including Luxembourg) have also adopted or improved their anti-corruption legal regimes in recent years. Although the Sponsor conducts FCPA due diligence on all Investments with operations, we may acquire an Investment with risks related to prior non-compliance
with one or more of these statutes. Furthermore, although the Sponsor has robust compliance programs, persons acting on behalf of us or any Portfolio Entity, including related persons of the Sponsor, may engage in conduct that violates one or more of these statutes. Any determination that a related entity not controlled by Blackstone or us or their/our controlled entities have violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Blackstone and us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational harm, and/or a general loss of investor confidence. We may incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti-corruption laws or anti-bribery laws. In these cases, we could suffer significant losses from the cost of defense, interruption to ordinary operations and fines and penalties.
Privatization
. We may invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, we will have the opportunity to participate in the investing consortium. Furthermore, if we have the opportunity to participate in a privatization, it is possible the privatization could be re-examined
subsequently by local or international regulatory bodies, exposing us to criticism or investigation. Unitholders should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted, but could be substantially less than the amount invested in such companies.

Foreign Investment Controls
. Foreign investment in securities of companies in certain countries where we will or could invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain assets, asset classes or sectors of the country’s economy and increase our costs and expenses. We may utilize investment structures to comply with such restrictions, but there can be no assurance that a foreign government will not challenge the validity of these structures or change laws in a way that reduces their effectiveness, imposes additional governmental approvals, restricts or prohibits our Investments or taxes, or restricts or otherwise prohibits repatriation of proceeds. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances, could cause governments to impose temporary restrictions on capital remittances abroad. These restrictions or controls may limit the potential universe of buyers of an asset, thereby reducing the demand for assets we seek to sell. For example, the Committee on Foreign Investment in the United States may determine a foreign entity cannot buy an asset being sold by us in the United States. Such securities may also be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investment and reducing the realized gain or increasing the realized loss on such securities at the time of sale.
Foreign Capital Controls
. Countries may require government approval for contributions of foreign capital to the country and distributions of investment income or capital out of the country. Countries may also place limitations on holding their currency abroad. Countries can change capital controls to increase or decrease overall levels of foreign direct investment or currency pricing, to manage the country’s balance of payments and for a number of other reasons outside the control of the Sponsor. We could be adversely affected by delays in, or a refusal to grant, any required governmental approval for payment of dividends and repatriation of capital interests.
CFIUS and other Foreign Investment Regimes
. The actions of the Committee on Foreign Investment in the United States (“CFIUS”), an inter-agency committee authorized to review transactions that could result in control of, or certain types of non-controlling
investments in, a U.S. business by a foreign person, may adversely impact the prospects of a Portfolio Entity in the context of mergers with, or acquisitions by, a foreign person. CFIUS may recommend that the President of the United States block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect our ability to execute its investment strategy. In addition, the CFIUS process will continue to evolve. In particular, a set of reform measures known as the Foreign Investment Risk Review Modernization Act (“FIRRMA”) which broadens the jurisdiction of CFIUS with respect to certain investments, was enacted into law in 2018, and final regulations implementing this legislation were enacted in 2020. Such legislation could impact the ability of
non-U.S.
Unitholders to participate in our investments, which may impair our ability to execute its investment strategy. FIRRMA expands the ability of CFIUS to review our acquisition or disposition of certain investments, including certain non-controlling
investments by foreign persons over certain U.S. businesses involved in critical technologies or critical infrastructure or that collect and store sensitive personal data of U.S. citizens, as well as acquisitions of real estate and leaseholds near U.S. military or other sensitive government facilities. The outcome of CFIUS’s process may be difficult to predict, and there is no guarantee that, if applicable to a Portfolio Entity, the decisions of CFIUS would not adversely impact our investment in such entity. The Board of Directors may compulsorily redeem (in whole or in part) Units if the beneficial owner of such Units is a Prohibited Person, which shall include, without limitation, any person whose holding of Units may be detrimental to the interests of the existing Unitholders or the Sponsor, for example where their participation in our Fund is at risk of jeopardizing our ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations. Further, state regulatory agencies may impose restrictions on private funds’ investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner.

Similar foreign direct investment rules or regulations exist in many jurisdictions outside the United States, and could operate in ways that adversely affect our performance. Some of these
non-U.S.
national security investment clearance rules and regulations have recently been made more rigorous. Examples include:

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (a) by or from an entity of any country that shares its land border with India or (b) whose beneficial owner is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes a “beneficial owner,” but the application of this rule may inhibit our ability to consummate investments involving India. Uncertainty resulting from the application of these rules may also lead to us borrowing higher amounts or for longer durations.

•
EU: Member States of the EU have adopted a new foreign direct investment screening cooperation mechanism, which became fully operational in October 2020. A number of European jurisdictions have implemented or announced new pending foreign direct investment screening regimes based on the cooperation mechanism. This mechanism could restrict, delay, or impose additional scrutiny on our investment activities in the EU.

•
Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in
powers to review transactions that may pose a national security risk.

•
New Zealand: New Zealand’s foreign investment regime requires prior approval for certain inbound foreign investments. This creates a higher risk that our Investments in New Zealand will require New Zealand regulatory approval prior to the acquisition.

•
UK: A new national security regime was implemented in January 2022, which requires the prior approval for certain transactions and affords the government call-in
powers to review certain transactions that pose a national security risk.

Other jurisdictions are in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process may delay or otherwise impact our acceptance of subscriptions from certain prospective Unitholders and approval of transfers by or to certain Unitholders and/or prospective Unitholders. Delays in our ability to accept subscriptions may adversely impact our ability to make investments in countries such as Australia, New Zealand, and the UK and the timing of such investments. Further, as a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect our performance or the performance of a Portfolio Entity. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or a Portfolio Entity to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Asset Manager in Certain Jurisdictions
. Certain local regulatory controls and tax considerations may cause us to appoint one or more third parties to manage some or all of our Investments in certain jurisdictions. Although typically the Sponsor oversees the operations of our Investments, such third parties will be delegated responsibilities and may have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third-party will be borne by us and will not offset the Management Fee and the Performance Participation Allocation (collectively, the “Fund Fees”).

Legal Framework and Corporate Governance
. Because the integrity and independence of the judicial systems in some of the countries in which we could invest varies, we may have difficulty in successfully pursuing claims in the courts of such countries. For example, it is more difficult to enforce contracts in some countries, especially against governmental entities, which could materially and adversely affect our revenue and earnings or the revenue and earnings of our Portfolio Entities. If counterparties repudiate contracts or default on their obligations, there may not be adequate remedies available. Any regulatory supervision which is in place may be subject to manipulation or control. Some emerging and developing market countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not be proceeding at the same pace as market developments, which could result in investment risk. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary appreciation or interpretation. We may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in
non-U.S.
courts. For example, many emerging countries provide inadequate legal remedies for breaches of contract.
Furthermore, to the extent we or a Portfolio Entity obtains a judgment in a country with a strong judiciary but is required to seek its enforcement in the courts of a country with a weak judiciary, there can be no assurance that we or such Portfolio Entity will be able to enforce the judgment. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. Due to the foregoing risks and complications, the costs associated with Investments in emerging markets are generally higher than in developed countries.
Certain markets do not have well-developed shareholder rights, which could adversely affect our minority Investments. In these markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter
markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision which is in place may be subject to manipulation or control. Legislation to safeguard the rights of private ownership may not exist in certain areas, and there may be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary interpretation.
Accounting, Disclosure and Regulatory Standards
. We are using accounting principles generally accepted in the United States of America (“GAAP”) for the calculation of its NAV for financial reporting purposes, our valuation and the establishment of its audited annual report. Our accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in our audited annual report may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, may differ in fundamental ways. Accordingly, information available to us that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Sponsor’s due diligence and reporting activities. Assets and profits appearing on the financial statements of a company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.
Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, our ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.

Potential Collapse of the Euro.
We may undertake or expect to undertake Investments in countries within the EU, a significant number of which use the euro as their national currency (such countries, the “Eurozone”). In the recent past the stability of certain European financial markets deteriorated and expectations centered on potential defaults by sovereign states in Europe increased. There is a risk that in the future certain members of the Eurozone default, or expectations of such a default increase, which may lead to the collapse of the Eurozone as it is constituted today or that certain members of the Eurozone may cease to use the euro as their national currency. Given the interdependence of the global economy, this could have an adverse effect on the performance of Investments both in countries that experience the default and in other countries within the EU and/or the Eurozone, as well as other countries globally in which we hold Investments. A potential primary effect would be an immediate reduction of liquidity for particular Investments in the affected countries, thereby impairing the value of such Investments. Further, a deteriorating economic environment caused directly or indirectly by such a default or related expectations could have a direct effect on the general economic environment and the private equity market in particular.
Risks Associated with the Euro
. The functioning of the euro as a single currency across the diverse economies comprising the Eurozone has sustained considerable pressure as the result of the global financial crisis and other subsequent macroeconomic events. The situation, particularly in those countries where sovereign default is perceived to be most likely, may continue to deteriorate. It is therefore possible that the euro may cease to be the national currency of some or even all of the countries comprising the Eurozone. If this were to occur, fluctuations in currency exchange rates of the new local currencies may cause borrowers in such countries to find it more difficult to meet their euro repayment obligations and investors in such countries may find that the cost of meeting their commitment to us increases by virtue of a comparatively valuable euro. These events are unprecedented and it is difficult to predict with any certainty the consequences of such events on us and our Investments.
LIBOR Replacement and Other Reference Rates Risk
. While our primary investment focus is not on debt investments, we may invest in debt investments and otherwise utilize indebtedness. In such scenarios, our investments and payment obligations (including but not limited to the financing terms applicable to indebtedness incurred by or on behalf of us) may be tied to floating rates, such as the London Interbank Offered Rate (“LIBOR”). LIBOR is the offered rate for short-term Eurodollar deposits between major international banks. On January 1, 2022, the publication of the one-week
and
two-month
U.S. dollar LIBOR maturities and all
non-U.S.
dollar LIBOR maturities ceased and the remaining U.S. dollar LIBOR maturities will cease immediately after June 30, 2023. In November 2022 the U.K. Financial Conduct Authority, which regulates Intercontinental Exchange’s Benchmark Administration (“IBA”), announced a public consultation regarding whether it should compel the IBA to continue publishing “synthetic” U.S. dollar LIBOR settings from June 2023 to the end of September 2024, however any such publications would be considered non-representative
of the underlying market. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. For example, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate (“SOFR”)-based replacement rate identified by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act; as of March 10, 2023 no regulations have been promulgated. Further, various financial industry groups have begun planning for transition away from LIBOR, but there are obstacles to converting certain securities and transactions to new reference rates. Markets are developing slowly and questions around liquidity in these rates and how to appropriately adjust these rates to mitigate any economic value transfer at the time of transition remain a significant concern. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. In addition, any benchmark may perform differently during any phase-out
period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs or decrease the income we earn on any debt investments, which could impact our results of operations, cash flows and the market value of our investments.
Circumstances may arise whereby the reference rate applicable to an Investment is not aligned to the reference rate applicable to our payment obligations (in each case directly or indirectly held or incurred and including the financing terms applicable to indebtedness incurred by or on behalf of us). There is no guarantee that the transition from LIBOR to an alternative reference rate for such Investment and for such payment obligations will occur at the same time or on the same terms (including, but not limited to, the calculation methodology for determining the new reference rate or the imposition of any adjustment spread to account for any transfer of economic value). A potential mismatch may arise following such transition to a new reference rate which may require us to cover any shortfall and consequently reduce returns to Unitholders. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, could adversely impact our performance.
United Kingdom Relations With the European Union.
The UK formally left the EU on January 31, 2020. There followed an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis
the EU, without access to the single market or membership of the EU customs union.
On December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020 and by the EU Parliament and Council on April 29, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even now that the TCA has been formally ratified.
Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA, as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.
Unitholders should also be aware of the ongoing disagreements between the UK government and the EU regarding the Northern Ireland Protocol (“NIP”). The NIP is part of the arrangements put in place as part of the TCA to address cross-border trade in goods between Great Britain, Northern Ireland and the EU. The UK government has subsequently raised concerns as to the manner in which the NIP has been interpreted and implemented and has indicated it may take action to suspend and/or override aspects of the NIP. The European Commission has stated it would take retaliatory measures in response to UK government actions.
Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the effect of the UK’s withdrawal from the EU is also likely to be an ongoing source of instability for the EU (and countries outside the EU), produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us and our Portfolio Entities. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to us and our Portfolio Entities.

Non-U.S.
and
non-OECD
Investments
. We may invest a portion of our aggregate capital outside of the United States and outside of OECD countries. Investments in
non-U.S.
and
non-OECD
securities and instruments involve certain factors not typically associated with investing in U.S. securities or instruments, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various
non-U.S.
currencies in which our
non-U.S.
Investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (b) exposure to fluctuations in interest rates payable with respect to the instruments in which we invest; (c) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (d) differences between the United States and
non-U.S.
securities markets, including potential price volatility in and relative illiquidity of some
non-U.S.
securities markets, the absence of uniform accounting, auditing, and financial reporting standards, practices and disclosure requirements, and less government supervision and regulation; (e) certain economic, social and political risks, including potential exchange control regulations and restrictions on
non-U.S.
investment and repatriation of capital, the risks of political, economic, or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (f) the possible imposition of
non-U.S.
taxes on income, gains and gross sales or other proceeds recognized with respect to such securities or instruments; and (g) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections; (h) differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (i) political hostility to investments by foreign or private equity investors; (j) less publicly available information; (k) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (l) longer settlement periods for securities transactions; and (m) less reliable judicial systems to enforce contracts and applicable law. There can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are held in certain countries. Additionally, we may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence.
Investments in Emerging Markets and the Asia Pacific Region
. Although not our primary strategy, a portion of our capital may be deployed in emerging market countries, which may heighten the risks described above as emerging markets tend to be more prone to various risks as compared to more developed countries. Risks associated with the following are particularly material in emerging markets: political affairs, corporate governance, judicial independence, political corruption, exchange controls, and changes in rules and regulations and interpretation of them. Accordingly, emerging markets are more volatile and the costs and risks associated with investments in them are generally higher than for investments in other countries.
We expect to invest in companies and assets organized in or subject to the laws of one or more countries in the Asia Pacific region, including countries with emerging economies, which may lack social, political and economic stability. The legal systems of some countries in this region may lack transparency or could limit the protections available to foreign investors, and our Investments may be subject to nationalization and confiscation without fair compensation. In addition, Portfolio Entities located in jurisdictions in the Asia Pacific region may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in the United States and other more developed jurisdictions.

China
.
In addition to the onshore considerations for investments in China, the increased scrutiny by the SEC of companies listing publicly in the United States that have a nexus or are otherwise associated with China-based operating companies will likely limit the availability of listing such companies in the United States as a potential exit strategy. The SEC has indicated that such increased scrutiny will focus on the relationship between the entity that is to be listed in the United States and such China-based operating company, particularly around the lack of actual equity ownership in such China-based operating company, uncertainty around changes in applicable regulations by the relevant Chinese authorities (which may be a result of sudden shifts in policy by the government of China) and information around receipt or denial of permission from the relevant Chinese authorities to list such entity in the United States. In addition, the Chinese government recently proposed rules that would require Chinese tech companies that hold data on over one million users to apply for special cybersecurity approval before pursuing an overseas listing. In any event, even if such companies are listed in the United States, if the Public Company Accounting Oversight Board is unable to inspect such publicly listed company’s public accounting firm for three consecutive years, such company may be delisted as a result.
India
.
India is an exchange controlled economy. Foreign investments in India, through certain investment routes, are subject to regulations that set out valuation guidelines for the sale and purchase of shares and other securities in India which could restrict the foreign investor’s ability to earn agreed investment returns. Acquisition of voting rights, equity shares or control of listed Indian companies beyond certain specified thresholds would require the acquirer to make an open offer to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations. Certain types of mergers and amalgamations of companies may require sanction of the appropriate authorities in India, such as the National Company Law Tribunal or the ‘Regional Director’, thus causing delays and uncertainty to completing transactions. Furthermore, while foreign investment in India is prohibited in certain sectors (such as the lottery business, gambling, etc.), foreign investment is permitted only up to a specific percentage threshold in certain other sectors, or subject to prior approval of the Government of India and/or may have certain foreign investment linked conditions. The restricted ability of foreign investors to directly hold assets in India could decrease our flexibility in structuring transactions, increase costs, and foreclose otherwise advantageous investment opportunities. On April 22, 2020, the Ministry of Finance notified the Foreign Exchange Management
(Non-debt
Instruments) Amendment Rules, 2020 (“Press Note 3”) which states that any foreign investment by or from an entity of any country which shares its land border with India or where the beneficial owner of an investment into India is situated in, or is a citizen of, any country which shares its land border with India, can only be made with prior approval of the Government of India. To date, the Government of India or RBI has not provided further clarity on what precise ownership percentages would constitute beneficial ownership. As such, there is significant uncertainty of the impact on Investments with Press Note 3.
Chinese Growth Slowdown
; Chinese Economy.
China is the world’s largest economy (measured based on purchasing power parity), and the largest trading partner for many countries in the Asia Pacific region, including Australia and Korea. The Chinese government has in recent years implemented a number of measures to control financial risks which may adversely affect the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. A slowing of China’s GDP growth rate could have a systemic impact on the global economy, including throughout the Asia Pacific region. Furthermore, in response to China’s slowing GDP growth rates that began in 2011, the Chinese government has implemented stimulus measures but the overall impact of such measures remains uncertain. In addition, Chinese stock markets experienced high levels of volatility and a serious collapse in recent years, including the Shanghai Composite Index falling by approximately 30% in less than a month in 2015. Furthermore, the Chinese government continues to implement a “dynamic COVID-zero” policy in response to the
COVID-19
pandemic which could lead to negative impacts on the country’s and global economy (See also “—Coronavirus and Public Health Emergencies; Legislative & Regulatory Enactments”). A slower, or especially negative, Chinese GDP growth, could have spillover effects in many countries in the Asia Pacific region and globally. These spillover effects may have a material negative impact on our ability to source and execute new investment opportunities and may cause impairment to or losses in our investment portfolio.

The Chinese economy differs from the economies of more developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. In the past, certain measures, including interest rate increases and certain economic reforms, had the effect of slowing down economic growth in China. Recent debt default by Chinese real estate companies may also have a spillover effect on the financial industry in China, which could also result in a systemic impact on the global economy.
Bankruptcy
. We will, both directly and through Portfolio Entities, be a borrower, and we could be a creditor through debt or other structured Investments that we may hold. Bankruptcy laws may delay our ability to realize on collateral for debt held by it, or may adversely affect the priority of debt through equitable subordination and other rules. In addition, a borrower may be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that may or may not be similar to the U.S. Bankruptcy Code. Certain
non-U.S.
bankruptcy laws and regulations may provide inferior protections to U.S. bankruptcy laws and regulations. U.S. and certain
non-U.S.
bankruptcy laws may result in a restructuring of debt without the creditor’s consent under the “cramdown” provisions of applicable bankruptcy laws and may result in a discharge of all or part of a debt Investment that we hold without payment to us. On the other hand, we as a borrower may be adversely affected by bankruptcy or other similar proceedings initiated against us or a Portfolio Entity; we may not be able to restructure our own debt and instead be forced to sell assets to repay debt, including at inopportune moments, due to laws that afford creditors rights. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. While the Sponsor intends, where deemed appropriate, to manage our Fund in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are in or subject to the laws of those countries.
Types of Investments
Investments in Open Market Purchases
; Publicly Traded Securities.
Although
not anticipated to be a large component of our investment strategy, we will have the ability to invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. Additionally, we may hold securities as a result of an initial public offering of an existing Portfolio Entity. Such investments may subject us to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. When investing in public securities, we may be unable to obtain financial covenants or other contractual governance rights. Moreover, we may not have the same access to information in connection with Investments in public securities, both before and after making the investment, as compared to privately negotiated Investments. Furthermore, we may be limited in our ability to make Investments, and to sell existing Investments, in public securities if the Sponsor or other Blackstone businesses have material, non-public
information regarding the issuer or as a result of other policies or requirements. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up
periods.

Equity and Equity-Related Investments
. We intend to make primarily equity and equity-oriented Investments and as a result will hold a significant number of equity securities, including common stocks of U.S. and
non-U.S.
issuers, and equity-related securities and instruments, such as preferred stock, convertible securities, warrants and stock options. The value of equity and equity-related securities varies in response to many factors, including factors specific to an issuer and factors specific to an industry. These factors and others could cause significant fluctuations in the prices of the equity and equity-related securities that we will hold and could result in us experiencing significant losses.
Nature of Debt Securities
. Although not its primary investment strategy, we will have the ability to invest in debt securities, including fixed income securities. The debt securities in which we and Portfolio Entities may invest may include secured or unsecured debt, which could be subordinated to senior indebtedness, all or a significant portion of which may be secured. Senior creditors will have significant influence, which may exceed the influence of us or the relevant Portfolio Entity in certain scenarios. In addition, the debt securities in which we invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. Our Investments may be subject to early withdrawal features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, thereby depriving us of our expected return. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities obtained in connection with a debt financing may become worthless.
Debt securities could be acquired in transactions involving asset managers. These asset managers may participate alongside us in the debt securities and/or may participate in the equity of the relevant Portfolio Entity. In the latter case, our interests and the interests of such asset managers may diverge in one or more respects. See “— Debt Investments” below for further debt-related risks.
“Covenant-lite” Obligations Risk
. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan held by us begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.
Convertible Securities
. A convertible security may be subject to call at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for withdrawal, we generally are required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could reduce the expected return and otherwise have an adverse effect on our ability to achieve our investment objectives.
Access to Information from Portfolio Entities
. The Sponsor may not always receive full information from Portfolio Entities because certain of this information may be considered proprietary by a Portfolio Entity. A Portfolio Entity’s use of proprietary investment strategies that are not fully disclosed to the Sponsor may involve risks under some market conditions that are not anticipated by the Sponsor. Furthermore, this lack of access to information may make it more difficult for the Sponsor to select and evaluate Portfolio Entities.

Controlling Interests
. We expect to take a controlling interest in a material portion of our Portfolio Entities. The exercise of control over a company may impose additional risks of liability for a variety of reasons, including environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, we may suffer a significant loss.
Non-Controlling
Investments; Investments with Third Parties
. We may hold a
non-controlling
interest in certain Investments and, therefore, may have a limited ability to protect its position in such Investments. In such cases, we will typically be significantly reliant on the existing management, board of directors and other shareholders of such companies, who may not be affiliated with us and whose interests may conflict with our interests. We may also co-invest
with affiliates of Blackstone (including Other Blackstone Accounts), investors in Other Blackstone Accounts or their affiliates and/or third parties (or affiliated managers or other persons) with respect to specified investments or categories of investments through partnerships, joint ventures or other similar arrangements (“JV Arrangements”), thereby acquiring jointly-controlled or non-controlling
interests in certain Investments in conjunction with participation by one or more third parties in such investment. JV Arrangements may be designed to share risk in the underlying investments with third parties or may involve us taking on greater risk with an expected greater return or reducing its risk with a corresponding reduction in the rate of return. Such JV Arrangements may involve risks in connection with such third-party involvement, including the possibility that such other participant, third-party partner or co-venturer
may have financial difficulties, resulting in a negative impact on such JV Arrangements, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, we may in certain circumstances be liable for the actions of its third-party partners, co-venturers
or
co-investors
(including Other Blackstone Accounts). In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such JV Arrangements, including incentive compensation arrangements, in each case which compensation will not offset Fund Fees. Furthermore, such third-party partners or co-investors
to JV Arrangements may provide services (such as asset management oversight services) similar to, and overlapping with, services provided by the Sponsor to us, Other Blackstone Accounts or any respective portfolio entities, and, notwithstanding the foregoing, fees attributable to such services will not offset Fund Fees. Additional conflicts could arise if a joint venture partner is related to Blackstone in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to us, Blackstone, Other Blackstone Accounts, or any respective portfolio entities, or any affiliate, personnel, officer or agent of any of the foregoing.
Broken Deal Expenses
. Investments in private equity generally often require extensive due diligence activities prior to acquisition, including legal costs. If a proposed Investment by us is not consummated, all or a portion of such third-party expenses (for example, but not limited to, expenses attributable to investment bankers, legal and tax advice and consultants), which may be significant, may be borne by us. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Expenses.”
Investments in Less Established Companies
. We may invest a portion of our assets in the securities of less established companies. Investments in such early stage companies may involve greater risks than generally are associated with investments in more established companies. To the extent there is any public market for the securities held by us, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to macroeconomic effects, industry downturns and financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.
Start-up
enterprises, including but not limited to those in the technology and related industries may not have significant or any operating revenues, and any such Investment should be considered highly speculative and may result in the loss of our entire Investment therein. There can be no assurance that any such losses will be offset by gains (if any) realized on our other Investments.

Growth Investments
. We may invest in companies or assets that are in a conceptual or early stage of development, which may have no proven operating history on which to judge future performance, little or no profits or cash flow, uncertain market position and a high degree of regulatory risk. Growth Portfolio Entities may operate at a loss or with substantial variations in operating results from period to period, and many growth Portfolio Entities will need substantial additional capital to support additional research and development activities or expansion, to achieve or maintain a competitive position, and/or to expand or develop management resources. Growth Portfolio Entities may face intense competition, including from companies with greater financial resources, better brand recognition, more extensive development, marketing, manufacturing, and service capabilities, and a larger number of qualified managerial and technical personnel. A growth Portfolio Entity’s ability to succeed will be dependent not only upon its ability to develop the right products for the right market, but to constantly evolve its business to be sure that its products keep pace with changing technologies and markets. Such a growth Portfolio Entity will need to implement appropriate sales and marketing, finance, personnel and other operational strategies in order to continue to grow its business. We may make investments in Portfolio Entities which may rely upon rapidly changing technologies. Therefore, technological obsolescence and other technology risks may adversely impact the performance of these Portfolio Entities. In all such cases, we will be subject to the risks associated with the underlying businesses engaged in by Portfolio Entities and of their customers.
Investments in Junior Securities
. We may invest in companies that have already received one or more rounds of financing. The securities in which we will invest in these instances may be among the most junior in a Portfolio Entity’s capital structure and thus subject us to a greater risk of losing all or part of its invested capital. There will often be no collateral to protect our investment in such securities once made.
Investments in Fund Managers and Pooled Investment Vehicles
. Although not expected to be a large portion of its investment strategy, we may invest in third-party investment managers (“Third-Party Fund Managers”) that manage Third-Party Pooled Investment Vehicles (“Third-Party Pooled Investment Vehicles”) in the following asset classes: private equity, credit, real estate, infrastructure, energy and certain other types of asset classes. We may also make investments directly in Third-Party Pooled Investment Vehicles if we anticipate an investment in the Third-Party Fund Manager. The private equity asset class comprises a wide-range of strategies and investment types, and the private equity oriented investment strategies pursued by Third-Party Fund Managers are expected to vary. There are many investment-related risks associated with such types of investments which could impair the performance and value of our Investments (see “— Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles” herein).
Multiple Levels of Fees and Expense
. In addition to the direct expenses and management costs borne by us, we may also bear our pro rata share of certain expenses and management costs incurred directly or indirectly by Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in which we invest. This would result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in the Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles. With respect to our Primary Commitments to Other Blackstone Accounts only, we are not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with such Other Blackstone Account except in limited circumstances, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar.
We will indirectly bear other expenses in connection with an Investment in or alongside an Other Blackstone Account, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicle, including any investment related expenses and expenses paid to affiliates of the Sponsor, administrative expenses and other expenses included in the definition of Fund Expenses above as applicable to such Other Blackstone Account, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicle (to the extent applicable). In certain limited circumstances we will bear carried interest, management fees or other incentive compensation, including in connection with interests in Other Blackstone Accounts purchased on the secondary market as part of a portfolio transaction and equity interests in certain structured Investments (e.g., CLOs). These various levels of costs and expenses will be charged whether or not our performance generates positive returns. As a result, we, and indirectly the Unitholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset our profits. In addition, because of the fees and expenses payable by us pursuant to such Investments, our returns on such Investments will be lower than the returns to a direct investor in the Other Blackstone Accounts and/or Third-Party Pooled Investment Vehicles. Such returns will be further diminished to the extent we are also charged management fees and/or bear carried interest or other similar performance-based compensation in connection with our Secondary Commitments in Other Blackstone Accounts and/or our investments in Third-Party Pooled Investment Vehicles managed by a Third-Party Fund Manager.
Illiquid and Long-Term Investments
. Most of our Investments (including investments into and/or alongside Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles) will be highly illiquid, and there can be no assurance that we will be able to realize a return on any Investment at any given time. Although Investments by us may generate current income, the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of the Investment. While an Investment may be sold at any time, it is not generally expected that this will occur for a number of years after such Investment is made and some Investments may be held for much longer periods of time. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition of the type that results in investors receiving distributions. In addition, we will generally not be able to sell our securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases we may be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Moreover, if it is determined that we will dissolve, we may make Investments which may not be advantageously disposed of prior to the date that we will be dissolved.
Future Investment Techniques and Instruments
. Subject to the terms of the Partnership Agreement, the Registration Statement and applicable law, we may employ new investment techniques or invest in new instruments that the Sponsor believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein. Such investments may entail risks not described herein. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks.
Technological, Scientific and Other Innovations
. Recent technological, scientific and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological, scientific and other innovation continues to advance rapidly, it could impact one or more of our strategies. Any of these new technological, scientific and other innovations could significantly disrupt the market in which our Investments operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of Investments. Moreover, given the pace of innovation in recent years, the impact on a particular Investment may not have been foreseeable at the time we made such Investment and may adversely impact us and/or our Portfolio Entities. Furthermore, the Sponsor could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles
Minority and
Non-Control
Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles; Dependence on Third-Party Fund Managers.
We may invest in minority,
non-controlling,
equity, equity-related and/or revenue interests in Third-Party Fund Managers and make passive investments in Third-Party Pooled Investment Vehicles. We will not be responsible for the results of the Third-Party Pooled Investment Vehicles and Third-Party Fund Managers. The existing management of such Third-Party Fund Managers will typically retain autonomy over the day-to-day
operations of the business and will generally retain a majority stake in such business.
In holding such
non-controlling
interests, we will also have a limited ability to create or take advantage of exit opportunities. Our inability to control the timing of the making, restructuring, refinancing and exiting of our Investments may adversely affect performance. The timing and extent to which we realize proceeds from any disposition, listing, financing or other liquidity event with respect to any Investment will to a large extent depend on the decisions and actions of Third-Party Fund Managers. The management of Third-Party Fund Managers may make business, financial or management decisions with which the Sponsor does not agree or such management may take risks or otherwise act in a manner that does not serve our interests. The returns of our investments in such Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles will depend largely on the performance of unrelated Third-Party Fund Managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the Third-Party Fund Managers. The performance of a Third-Party Fund Manager may also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such Third-Party Fund Manager’s performance.
Misconduct and Regulatory
Non-Compliance
and Fund Reputation; Bad Acts of Third-Party Fund Managers, Employees, Portfolio Companies or Service Providers.
Our Investments in Third-Party Fund Managers may expose Blackstone to further public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance
and misconduct by portfolio managers or employees of a Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to us. Alternative investment managers operate in a highly regulated environment, and we may have little or no oversight over or input in the activities of Third-Party Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the Sponsor to protect us from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Fund Manager or its portfolio companies may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.
While the Sponsor expects to perform a detailed assessment on Third-Party Fund Managers on a variety of key investment, operational, and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Fund Manager or its portfolio companies.
Attractiveness to Third-Party Fund Managers of an Investment by Us
. Our structure and investment objective may impair our ability to complete Investments. Among the realization and monetization strategies that may be pursued by the Sponsor are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of our interests in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles. A prospective Third-Party Fund Manager may not be interested in an investment by us if required to disclose information that might be made public as part of a liquidity event or if it may ultimately result in such Third-Party Fund Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager may feel comfortable with us being a minority owner of its business, it may not have the same view for potential transferees.

General Risks related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
Before making investments, the Sponsor will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the Sponsor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The Sponsor may decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time consuming and burdensome and result in high transaction costs, which generally would be borne by us (and not split between us and the target Third-Party Fund Manager unless specifically agreed).
Among the factors that the Sponsor may consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for us.
Third-Party Fund Managers may enter into new lines of business not anticipated by us at the time we invest in such Third-Party Fund Managers. Third-Party Fund Managers may also have the ability to change their investment objectives and strategies and economic and other terms after we have made our investments in such Third-Party Fund Managers or Third-Party Pooled Investment Vehicles and such change in the investment objectives and strategies may be different from the objectives currently expected by the Sponsor. We will likely not have the ability to prevent Third-Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers may negatively impact our performance.
It is expected that Third-Party Fund Managers will implement similar leverage arrangements to us with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to our Investments. The Third-Party Fund Managers may obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and may negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings may limit our ability to use our interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that we may bear.
A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle may make distributions to us that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as applicable). Accordingly, we may set aside amounts that we could otherwise reinvest or distribute to Unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to Unitholders or additional investments by us. In addition, we may make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of our total capital. As a result, we may need to retain distributions or take other measures (e.g., borrowing) if we do not generate sufficient cash flow from its investments to meet these commitments.

Secondary Investments in Third-Party Pooled Investment Vehicles
No Established Market for Secondary Investments; Limited Opportunities
. There is no established market for secondary investments and no liquid market is expected to develop for secondary investments. Moreover, the market for secondary investments has been evolving and is likely to continue to evolve. We may acquire interests in Third-Party Pooled Investment Vehicles from existing investors in such Third-Party Pooled Investment Vehicles (and, generally, not from the issuers of such investments) and to dispose of such interests, in each case, on an opportunistic basis. In particular, we may target purchases of portfolios of interests in Third-Party Pooled Investment Vehicles from institutional and other investors, who may be less motivated to sell interests in Third-Party Pooled Investment Vehicles during periods when the performance of such funds is perceived to be improving. There can be no assurance that we will be able to identify sufficient secondary investment opportunities or that we will be able to acquire sufficient secondary investments on attractive terms. Equally, there can be no assurance that we will be able to realize any secondary investment at a price that reflects what the Sponsor believes to be its market value.
Importance of Valuation and Acquisition Terms
. The performance of our Investments in secondary investments will depend in large part on the acquisition price paid by us for such investments and on the structure of the acquisitions. Although the acquisition price of our secondary investments will likely be the subject of negotiation with the sellers of the investments, the acquisition price is typically determined by reference to the carrying values most recently reported by the Third-Party Pooled Investment Vehicles (which may be based on interim unaudited financial statements) and other available information. The Third-Party Pooled Investment Vehicles are not generally obligated to update any valuations in connection with a transfer of interests on a secondary basis, and such valuations may not be indicative of current or ultimate realizable values. Moreover, there is no established market for secondary investments or for the privately held portfolio entities in which the Third-Party Pooled Investment Vehicles may own securities, and there may not be any comparable companies for which public market valuations exist. As a result, the valuation of secondary investments may be based on imperfect information and is subject to inherent uncertainties. Generally, we expect to hold our secondary investments on a long-term basis. As a result, our performance will be adversely affected in the event that the valuations assumed by the Sponsor in the course of negotiating acquisitions of investments prove to have been too high.
Sector-Specific Investments
Investments in Natural Resources and Energy
. We may invest in natural resources and energy companies or projects, including, but not limited to, companies or projects that engage in oil and/or gas exploration and development and/or mining which are speculative businesses involving a high degree of risk. Whether a company or project is productive and profitable depends on a number of factors, many of which are beyond our control (e.g. the prevailing prices of commodities which recently have been, and are likely to continue to be, volatile). In addition, the energy and natural resource sectors are subject to comprehensive United States and
non-U.S.
federal, state and local laws and regulations. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect our Investments and prospects. For example, while we may invest in renewable energy and related businesses and/or assets, there can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that electricity produced by the renewable energy Investments will qualify for government program support. The elimination of, or reduction in, government policies that support renewable energy could have a material adverse effect on a renewable energy Portfolio Entity’s financial condition or results of operation. To the extent any federal, state or local tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, our renewable energy Investments may be negatively impacted. Investments in the natural resources and energy industries may also be subject to technical and environmental risks. For example, any offshore sea-based
operations of Investments could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. There can be no assurance that any or all technical and environmental risks can be mitigated or that such bonded and insured third parties, if present, will perform their obligations. Moreover, there can be no assurance that each Portfolio Entity will be fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect a Portfolio Entity’s operations and financial condition.
Investments in Infrastructure
. We may invest in infrastructure companies which involves acute risks resulting from a number of factors, many of which are beyond our or a relevant Portfolio Entity’s control, including, but not limited to, economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. For example, the operation and maintenance of infrastructure assets involve significant capital expenditures and various risks, many of which may not be under the control of the owner/operator (e.g. labor issues, increasing fuel prices, structural failures and accidents, environment related issues and the need to comply with the directives of government authorities). Although Portfolio Entities may maintain insurance to protect against certain risks, where available on reasonable commercial terms, such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of a Portfolio Entity’s losses. Furthermore, once infrastructure assets of Investments become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets may cause delays or result in closures or other disruptions subjecting the Investment to various risks including lower revenues. In addition, unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the Investment or related project. The operations of infrastructure projects are also exposed to unplanned interruptions caused by significant catastrophic events (e.g. earthquakes, fires and terrorist attacks). Operational disruption and capital expenditures relating thereto, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in permanent loss of customers, substantial litigation, or penalties for regulatory or contractual non-compliance.
Moreover, any loss from such events may not be recoverable under relevant insurance policies. Business interruption insurance is not always available, or economic, to protect the business from these risks. Certain of our Investments may depend heavily on intellectual property rights, including patents, both in the United States and in other countries. The loss of patent protection or other market exclusivity can open products to competition from generic substitutes that are typically priced significantly lower than the original products, which can have an adverse effect on the value of the product and the company.
Investments in Real Estate
. We may make Investments in or relating to real estate, including investments in commercial real estate development projects, commercial properties, residential real estate and/or real estate-related debt investments. As such, some of our Investments will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Deterioration of real estate fundamentals generally may negatively impact our performance. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in asset values, changes in the appeal of assets to tenants, changes in supply of and demand for competing assets in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, operating income and room rates for hotel assets, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of assets difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, and the availability of mortgage funds, which may render the sale or refinancing of assets difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and other factors that are beyond the control of the Sponsor. In addition, in acquiring an asset or stock, we may agree to lock-out
provisions that materially restrict it from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset or stock. There can be no assurance that there will be a ready market for the resale of real estate investments because such Investments will generally not be liquid. Illiquidity may result from the absence or a disruption of an established market for the Investments, as well as legal or contractual restrictions on their resale by us.
Debt Investments
Investments in Debt
. Our investment program may include making investments in distressed situations from time to time (e.g., investments in defaulted, out-of-favor
or distressed bank loans and debt securities) or may involve investments that become
“non-performing”
following our acquisition thereof. Certain of our Investments may therefore include specific securities of companies or other entities that typically are highly leveraged, with significant burdens on cash flow, and therefore involve a high degree of financial risk. Investments may include (a) capital infusions to companies facing liquidity issues or significant debt maturities, (b) capital to finance operations or growth for companies facing a cyclical downturn, non-recurring
losses or contractual issues, (c) capital infusions or
debtor-in-possession
financings to companies in bankruptcy, (d) financing for acquisitions of businesses, frequently from distressed sellers or assets that are non-core
to the seller or (e) businesses facing capital structure, cyclical or operational distress. We may also make “rescue” financings ranging from secured debt to equity infusions including, without limitation, investments in companies that are in need of liquidity or facing debt maturities, or provide growth capital to companies who cannot access the capital markets due to cyclical factors or financial market dislocation. In addition, we may also selectively pursue the acquisition of fulcrum securities /
loan-to-own
debt purchases as a means to gain control of assets upon a restructuring. The securities of Portfolio Entities described in this paragraph may be considered speculative, and the ability of such companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Sponsor will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.
As noted above, in certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of Portfolio Entities. The activity of identifying and implementing any such restructuring programs and operating improvements at Portfolio Entities entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
Investment in Restructurings
.
We may make Investments in restructurings that involve Portfolio Entities that are experiencing or are expected to experience financial difficulties. These financial difficulties may never be overcome and may cause such Portfolio Entity to become subject to bankruptcy proceedings. Such Investments could, in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original Investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions by us to Unitholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims.

Distressed Securities
.
Investment in the securities of financially troubled and operationally troubled issuers involves a high degree of credit and market risk. There is a possibility that we may incur substantial or total losses on its Investments. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many of our Investments may not be widely traded and that our investment in such securities may be substantial relative to the market for such securities. As a result, we may experience delays and incur losses and other costs in connection with the sale of its Investments.
Defaulted Securities
.
We may invest in the securities of companies involved in bankruptcy proceedings, reorganizations and financial restructurings, and that are facing significant debt maturities, and may have a more active participation in the affairs of the issuer than is generally assumed by investors. This may subject us to litigation risks or prevent us from disposing of securities. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. As more fully discussed below, in a bankruptcy or other proceeding, we as a creditor may be unable to enforce our rights in any collateral or may have our security interest in any collateral challenged, disallowed or subordinated to the claims of other creditors.
Bankruptcy and Other Proceedings
.
When a company seeks relief under the applicable insolvency laws of a particular jurisdiction (or has a petition filed against it), an automatic stay may prevent all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect security interests or reach collateral securing such claims. Creditors who have claims against the company prior to the date of the insolvency filing will generally require the permission of the court or a relevant insolvency officeholder to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so at the discretion of the court or the relevant insolvency officeholder. Thus, even if we hold a secured claim, we may be prevented from enforcing our security and collecting the value of the collateral securing our debt, unless relief from the automatic stay is granted. If relief from the stay is not granted. We may not realize a distribution on account of our secured claim until a distribution (if any) is made to us by the relevant court or insolvency officeholder.
Security interests held by creditors are closely scrutinized and frequently challenged in insolvency proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and, because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing our claims will not be challenged vigorously and found defective in some respect, or that we will be able to prevail against the challenge.
Certain European jurisdictions may follow common law principles analogous to those practiced in the United States under the so-called
“equitable subordination” doctrine whereby lenders can become subject to claims from creditors of an obligor that debt obligations of such obligor which are held by such lender should be equitably subordinated. See “— Equitable Subordination” below. Certain European jurisdictions may present different issues. In the UK, a lender could be exposed to liability as a “shadow director” of a borrower if the lender exercises a sufficient level of control over a borrower such that the directors of the borrower are accustomed to act in accordance with the lender’s directions or instructions. If a lender is found to be a shadow director of a borrower, among other things the lender may (where the borrower has gone into insolvent liquidation and the lender did not take every step to minimize loss to the borrower’s creditors once the lender concluded or should have concluded that there was no reasonable prospect of avoiding insolvent liquidation) be ordered by the court to make a contribution to the company’s assets.
From time to time, we may invest in or extend loans to companies that have filed for protection wider applicable insolvency laws. These debtor-in-possession
or “DIP” loans are most often revolving working-capital or term loan facilities put into place at the outset of insolvency proceedings to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. The laws of a particular jurisdiction will determine the extent to which such loans rank as senior in the debtor’s capital structure and accordingly the level of risk associates with loans. Furthermore, it is possible that the debtor’s reorganization efforts may fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan. The seniority of such loans in the debtor’s capital structure may not be recognized in all jurisdictions.
Insolvency proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. Insolvency proceedings may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees or otherwise become incapable of emerging from insolvency proceedings and restoring itself as a viable entity. Further, if insolvency proceedings result in liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. The administrative costs incurred in connection with insolvency proceedings are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Certain claims, such as claims for taxes, may in certain jurisdictions have priority by law over the claims of other creditors.
In the event of the insolvency of an obligor in respect of an Investment, our recovery of amounts outstanding in insolvency proceedings may be impacted by the insolvency regimes in force in the jurisdiction of incorporation of such obligor or in the jurisdiction in which such obligor mainly conducts its business (if different from the jurisdiction of incorporation), and/or in the jurisdiction in which the assets of such obligor are located. Such insolvency regimes impose rules for the protection of creditors and may adversely affect our ability to recover such amounts as are outstanding from the insolvent obligor under the Investment, which could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and the value of the Units. Similarly, the ability of obligors to recover amounts owing to them from insolvent companies may be adversely impacted by any such insolvency regimes applicable to those insolvent companies, which in turn may adversely affect the abilities of those obligors to make payments to us due under the investment on a full or timely basis. In addition, insolvent companies located in certain jurisdictions may be involved in restructurings, insolvency proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the laws and the rights of creditors afforded in European or U.S. jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such insolvent companies may be adversely affected. For example, insolvency law and process in such other jurisdiction may differ substantially from that in the large European markets or in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although insolvency laws have been enacted, the process for reorganization remains highly uncertain.
Equitable Subordination
.
Certain jurisdictions have legal principles that in some cases form the basis for so-called
“lender liability” claims, if a lender (a) intentionally takes an action that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “equitable subordination”). We do not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine; however, because of the nature of the debt obligations relating to certain types of debt investments we may make, we may be subject to claims from creditors of an obligor that debt obligations of such obligor that are held by us should be equitably subordinated.
Senior and Secured Debt
.
Our Investments may include first lien senior secured debt, and may also include selected second lien senior secured debt, which involves a higher degree of risk of a loss of capital. The factors affecting an issuer’s first and second lien leveraged loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). The imposition of prior liens on our collateral would adversely affect the priority of the liens and claims held by us and could adversely affect our recovery on our leveraged loans. Any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral may allow us to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to us with respect to our investment.
Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing the facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, we may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to us.
Senior secured loans are also subject to other risks, including (a) the possible invalidation of a debt or lien as a “fraudulent conveyance,” (b) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing, (c) equitable subordination claims by other creditors,
(d) so-called
“lender liability” claims by the issuer of the obligations and (e) environmental liabilities that may arise with respect to collateral securing the obligations. Recent decisions in bankruptcy cases have held that a secondary loan market participant can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance or engaged in conduct that would qualify for equitable subordination.
Our investments may be subject to early repurchase features, refinancing options, pre-payment
options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected. As a consequence, our ability to achieve our investment objective may be affected.
Subordinated Debt
.
We may from time to time invest in debt instruments (including CMBS) that are subordinated or otherwise junior in an issuer’s capital structure. Investments in subordinate debt securities may be unsecured and subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured and/or subject us to a “first loss” subordinate holder position relative to other lenders. Our ability to influence a company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordinated intercreditor agreements, senior creditors will typically be able to block the acceleration of the mezzanine debt or other exercises by us of our rights as a creditor. Accordingly, we may not be able to take the steps necessary to protect our investments in a timely manner or at all. Further, the ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, it will not be able to recover all of our investment in the securities purchased. Investments in subordinate securities have a higher risk of loss and credit default than investments in more senior securities and subordinated tranches absorb losses from default before other more senior tranches are put at risk. Mezzanine debt securities (as well as other more senior securities) are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. The securities we invest in may be subject to early repurchase features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than projected. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities may become worthless.
CMBS
. We may from time to time invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity and are usually non-recourse
against the commercial borrower. Investments in CMBS are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and commercial real estate markets. The investment characteristics of CMBS differ from traditional debt securities in a number of respects, and are similar to the characteristics of structured credit products in which investors participate through a structured vehicle or other similar conduit arrangement (e.g., CLO).
CLOs
. We may invest (including “equity” or residual tranches) in Collateralized Loan Obligations (“CLO”) products and other securitizations, which are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, CDO debt tranches, trust preferred securities, insurance surplus notes, asset-backed securities, mortgages, real estate investment trusts, high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Securitization Assets are typically actively managed by an investment manager, and as a result the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on the CLO equity securities will depend in part upon the ability of each investment manager to actively manage the related portfolio of Securitization Assets.
Undervalued Investments
. Our investment strategy with respect to certain types of investments may be based, in part, upon the premise that certain investments (either held directly or through a CLO) that are otherwise performing may from time to time be available for purchase by us at “undervalued” prices. Purchasing interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to us or will not be subject to further reductions in value. No assurance can be given that investments can be acquired at favorable prices or that the market for such interests will continue to improve since this depends, in part, upon events and factors outside the control of the Sponsor.

Certain Risks Related to Investments in Other Sectors and/or Industries
Investments in Regulated Industries
. We may make investments in Portfolio Entities operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include energy, healthcare, financial services (including banking and mortgage origination and servicing), insurance, gaming, transportation (e.g., aviation) and also businesses that serve primarily customers that are governmental entities, including in the defense industry. Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements in the case of banks or similarly regulated entities. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Entity also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business. Additionally, certain Portfolio Entities may have a unionized work force or employees who are covered by a collective bargaining agreement, which could subject any such Portfolio Entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a Portfolio Entity’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any of such Portfolio Entity’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such Portfolio Entity’s facilities could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objectives.
Investments in the Life Sciences Industry
. Investments in the life sciences industry involve a high degree of risk that can result in substantial losses. For example, investing in early-stage healthcare companies involves substantial risks, including, but not limited to, the following: limited or no operating histories and limited experience instituting compliance policies; rapidly changing technologies and the obsolescence of products; change in government policies and governmental investigations; potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories; extensive and evolving government regulation; disappointing results from preclinical testing; indications of safety concerns; insufficient clinical trial data to support the safety or efficacy of the product candidate; difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction; inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner; substantial commercial risk; and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer may result in restrictions or recalls. Many of these companies will operate at a loss, or with substantial variations in operating results from period to period. In addition, many of these companies will need substantial additional capital to support additional research and development activities. Such companies may face intense competition in the life sciences industry from pharmaceutical companies with greater financial resources, more extensive research and development capabilities and a larger number of qualified managerial and technical personnel. In addition, Investments that focus on advancing a single asset through one or more clinical trials or regulatory approvals is somewhat binary in nature. Though the Sponsor seeks to mitigate such binary risk, if such Investment is not able to achieve relevant success milestones in a timely fashion, the Investment may experience significant adverse effects, which in turn, could adversely affect our performance.

Development and Regulatory Risk
. The success of some of our Investments is expected to be dependent upon obtaining certain governmental approvals. For example, the outcome of the lengthy and complex process of developing new products in the life sciences industry, including the healthcare, pharmaceutical and biotechnology sectors, including obtaining governmental approval for new products from governmental agencies, is inherently uncertain and involves a high degree of risk and cost. The research, development, preclinical and clinical trials, manufacturing, labeling, and marketing related to a biotechnology or medical technology company’s products are subject to an extensive regulatory approval process by the Food and Drug Administration (the “FDA”) and other regulatory agencies in the United States and abroad. For example, the process from development to regulatory approval can take many years. Drug candidates can and do fail at any stage of the process, including as the result of unfavorable clinical trial results, including unfavorable new clinical data and additional analyses of existing clinical data. There can be no assurance regarding the ability to meet anticipated clinical trial commencement and completion dates, regulatory submission and approval dates, or as to whether or when regulatory approval would be received, which will depend on the assessment by regulatory authorities of the benefit risk profile suggested by the totality of the efficacy and safety information submitted. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of products. There is no assurance that any relevant Portfolio Entities will be able to address the comments in complete response letters received with respect to certain drug applications to the satisfaction of the FDA. In addition, there are risks associated with interim data, including the risk that final results of studies for which interim data have been provided and/or additional clinical trials may be different from (including less favorable than) the interim data results and may not support further clinical development of the applicable product candidate or indication. If an Investment is unable to obtain approvals or other milestones in a timely fashion, the Investment may experience significant adverse effects, which in turn, could adversely affect our performance.
In some cases, products of healthcare companies, which may include our Portfolio Entities or the customers or counterparties of such companies, are approved by regulatory authorities on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. Regulatory authorities are placing greater focus on monitoring products originally approved on a conditional basis and on whether the sponsors of such products have met the conditions of the conditional approval. If any such Portfolio Entity or one of its significant customers or counterparties is unable to fulfill the conditions of its products’ conditional approval, it may not receive full approval for these products and may be required to change the products’ labeled indications or withdraw the products from the market, which could have an adverse effect on the value of the Portfolio Entity. Moreover, even after approval, products may still be the subject of regulatory action if new facts concerning their safety and efficacy come to light. Healthcare regulation is subject to change and can have a considerable impact on the marketing of products and services by companies in which we may invest or the customers or counterparties of such companies. Such regulatory changes could affect the ability of a Portfolio Entity or one of its significant customers or counterparties to obtain or maintain approval of its products, even forcing such companies to withdraw their products from the market. In some cases, new regulations can substantially change the marketing conditions for certain healthcare products, such as pharmaceuticals. Accordingly, investments made in reliance on an existing market structure could prove to be not cost effective or worthless, and existing market positions could be endangered.
In addition, in both U.S. and non U.S. markets, sales of healthcare products and their success will depend in part on the availability of reimbursement from third party payors such as government health administration authorities, private health insurers and other organizations. The continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare affects the revenues and profitability of healthcare companies and products. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. There can be no assurance that a Portfolio Entity’s proposed products will be considered cost effective or that adequate third party reimbursement will be available to enable a company to maintain price levels sufficient to realize an appropriate return on its investment in product development including for example, products with respect to which an Investment relies in whole or part on royalties based the sales of such product.

Moreover, if reimbursement rates are reduced, or if healthcare providers anticipate reimbursement being reduced, providers may narrow the circumstances in which they prescribe or administer the products of Portfolio Entity or its customers or counterparties, which could reduce the use or sales of such products and thereby have a material adverse effect on the value of the Portfolio Entity.
Many healthcare companies are also subject to rigorous regulation in their operations. Compliance with these regulations can be costly. Even when healthcare companies develop and institute comprehensive compliance programs, they are not able to guarantee that they, their employees, their consultants and their contractors will be in compliance with all potentially applicable regulations. If a Portfolio Entity or one of its significant customers or counterparties fails to comply with applicable regulations, the company could be subject to monetary and administrative penalties, increased compliance costs or a curtailment of its authority to conduct business, any of which could have a material adverse effect on the value of the Portfolio Entity.
Certain Healthcare Reform Measures
. On March 23, 2010, Congress enacted the Patient Protection and Affordable Care Act (the “ACA”) which imposes dramatic changes on the regulation of the healthcare and life sciences industries in the United States and the market impacts of many of its provisions remain uncertain. In addition, there are uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Implementation or any future replacement, modification or repeal, of the ACA has the potential to negatively impact the healthcare and life sciences industries generally and our investments, resulting in losses on our investments.
Many healthcare companies are also subject to rigorous regulation in their operations. Compliance with these regulations can be costly. Even when healthcare companies develop and institute comprehensive compliance programs, they are not able to guarantee that they, their employees, their consultants and their contractors will be in compliance with all potentially applicable regulations. If a Portfolio Entity or one of its significant customers or counterparties fails to comply with applicable regulations, the company could be subject to monetary and administrative penalties, increased compliance costs or a curtailment of its authority to conduct business, any of which could have a material adverse effect on the value of the Portfolio Entity.
Venture Capital Investments
. Certain Third-Party Pooled Investment Vehicles in which we hold an interest may make venture capital investments. Such investments involve a high degree of business and financial risk that can result in substantial losses. The most significant risks are the risks associated with investments in (a) companies in an early stage of development or with little or no operating history, (b) companies operating at a loss or with substantial fluctuations in operating results from period to period and (c) companies with the need for substantial additional capital to support or to achieve a competitive position.
Investments in Certain Other Sectors and/or Industries
. There may be other sector or industry-specific risks which may, but not necessarily, relate to other Investments. For example, an Investment may experience significant adverse effects, which in turn, could adversely affect our performance, if: (a) it is dependent upon obtaining certain government approvals or third-party reimbursements (including from the government) but fails to receive them; (b) the Patient Protection and Affordable Care Act is replaced, modified or repealed; (c) a government intervenes in regards to healthcare pricing policies; (d) consumers spending materially decreases; (e) volatility in the aerospace industry continues; (f) a country in which an agriculture or timber-related Investment is made experiences adverse economic conditions; (g) it fails to obtain underwriting or reinsurance contracts, to the extent required; (h) there are unexpected market and/or economic changes in the transportation or shipping sector; (i) the price of commodities continue to experience high levels of volatility; (j) it fails to effectively compete in the technology sector and/or the technology sector as a whole declines; or (k) the profitability of the financial services industry is adversely affected by increasing competition and/or financial innovations, operational risks (e.g. security breaches) or the worsening of general economic conditions, including by the monetary, fiscal or other policies of governments.

Risks Related to Outside Events
Environmental Matters
. Environmental laws, regulations and regulatory initiatives play a significant role in certain industries and can have a substantial impact on investments in these industries. For example, global initiatives to minimize pollution or mitigate climate change have played a major role in the increase in demand for natural gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance and the direct and indirect impacts of increased environmental regulation have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental
organizations and special interest groups. We may invest in Investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental laws, regulations and permits can be identified. Violations of such requirements may result in administrative, civil, and/or criminal enforcement proceedings, penalties and other liabilities including claims and litigation from third parties who may be affected, curtailment or shutdown of operations, revocation or non-renewal
of permits, loss of contracts, and reputational impacts. Standards are set by these laws and regulations regarding certain aspects of health and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws, regulations or permits could impose substantial additional costs on Investments or potential Investments. Compliance with such current or future environmental requirements does not ensure that the operations of our Investments will not cause injury to the environment or to people under all circumstances or that our Investments will not be required to incur additional unforeseen environmental expenditures. In particular, the oil and gas industry, sometimes causes environmental hazards, such as oil spills, natural gas leaks and ruptures, discharges of petroleum products and hazardous substances and historic disposal activities. Environmental hazards could expose our Investments to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. Moreover, failure to comply with regulatory, legal or permit requirements could have a material adverse effect on a Portfolio Entity or project, and there can be no assurance that Portfolio Entities will at all times comply with all applicable environmental laws, regulations and permit requirements. Any noncompliance with these laws, regulations and permits could subject us and our Portfolio Entities to material administrative, civil or criminal penalties or other liabilities.
Furthermore, we may be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in the United States, liability for environmental contamination may be without regard to fault or causation and in many situations may be joint and several, so that a liable party may be exposed to the entire liability involved; and such liability may arise not only from currently owned or operated properties but former properties of entities that are the subject of Investments, and other properties impacted by such contamination, exposing our Investments to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. We could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of an asset can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. Liability can be joint and several, which can result in a party being held liable without regard to whether the party knew of, or was responsible for, the contamination. The presence of environmental contamination on a property, whether known or latent, also could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that we have an indemnity from a third-party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity. Insurance for such matters may not be available, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds may prove inadequate to cover the losses involved.
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant Investment. In such cases, governmental authorities and others may seek to require us to satisfy the claims from other assets and Investments and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination may adversely affect our ability to develop, use or sell the asset or to borrow funds using such asset as collateral and may result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.
Climate Change Risk.
While the Sponsor sees economic opportunities in climate change and carbon reduction, global climate change is widely considered to be a significant threat to the global economy. Our Investments may face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Also, the performance of certain renewable energy assets, such as solar power generators, wind turbines, and hydropower assets, is dependent on weather conditions, which could shift as a result of global climate change. There can be no assurance that climate risks, including changes in weather and climate patterns, would not result in unanticipated delays or expenses and, under certain circumstances, prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or us.
Additionally, as consensus builds that global warming is a significant threat, initiatives seeking to address climate change through regulation of greenhouse gas emissions have been adopted by, are pending or have been proposed before international and regional regulatory authorities around the world. More specifically, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of greenhouse gas emissions may expose certain assets to so-called
“transition risks” in addition to physical risks, such as: (a) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (b) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (c) technology and market risks (e.g., declining market for products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions) and (d) reputational risks (e.g., risks tied to changing customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions).
Many industries (e.g., manufacturing, electrical power generation, fuel production/distribution/storage, transportation and insurance) face various climate change risks, many of which could conceivably materially impact them. Such risks include (a) regulatory/litigation risk (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, the discontinuance of certain operations and related litigation); (b) market risk (e.g., declining market for products and services seen as greenhouse gas intensive); and (c) physical risk (e.g., risks to plants or property owned, operated or insured by a company posed by rising sea levels, increased frequency or severity of storms, drought, wildfires and other physical occurrences attributable to climate change). These risks could result in unanticipated delays or expenses, especially for electricity, and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have an adverse effect on us.

Governmental Action Risk
. Our Investments may become subject to condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of our Investment and there can be no assurance that we will have, or be able to effectively enforce, any rights to prevent such action. In addition, we may not be able to anticipate and/or insure against any such losses of property and ultimately may not receive adequate or timely compensation for the cost of our Investment and any improvements or other costs relating thereto.
Force Majeure Risk
. We and our Portfolio Entities may be affected by force majeure events (i.e., subject to applicable laws, events beyond the control of the party claiming that the event has occurred, including without limitation, acts of God, fires, floods, earthquakes, hurricanes, tornadoes, landslides, explosions, outbreaks of an infectious disease, pandemic or any other serious public health concerns, war, regional armed conflict, terrorism, nationalization of industry and labor strikes). Disease outbreaks have occurred in certain countries in the past and are currently occurring (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu,
COVID-19
and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which the target investments could have a material adverse effect on the economy in such country or globally and/or the business operations of Portfolio Entities in which we invest. Force majeure events could adversely affect our ability, or the ability of a Portfolio Entity or a counterparty to perform its obligations, including but not limited to the construction of its in process development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us or a Portfolio Entity. In addition, the cost to us or our Portfolio Entities of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us and the Sponsor. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more Investments or its assets, could result in a loss to us, including if our Investment is cancelled, unwound or acquired (which could be without what the Sponsor considers to be adequate compensation) if an Investment or Portfolio Entity is affected, and any compensation provided by the relevant government may not be adequate. Any of the foregoing may therefore adversely affect the performance of our Investments. (See also “— Natural Disasters,” “— Epidemics / Pandemics” and “— Coronavirus and Public Health Emergencies; Legislative & Regulatory Enactments” herein).
Russian Invasion of Ukraine
. On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this material, the countries remain in active armed conflict. Around the same time, the United States, the UK, the EU, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks will exist to the extent that any Portfolio Entities, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas.
Furthermore, if after subscribing to our fund an investor is included on a Sanctions List, we may be required to cease any further dealings with the investor’s Interest until such sanctions are lifted or a license is sought under applicable law to continue dealings. For the avoidance of doubt, the Sponsor has the sole discretion to determine the remedy if an investor is included on a Sanctions List and is under no obligation to seek a license to continue dealing with such investor. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by the Sponsor’s or our activities or investors, which would adversely affect us. See also “— OFAC and Sanctions Considerations” below.

Insurance
Availability of Insurance Against Certain Catastrophic Losses
. We and Portfolio Entities generally maintain liability, fire, flood, extended coverage, rental loss, cyber sabotage and/or terrorism insurance with insured limits and policy specifications that the Sponsor, or, if applicable, Portfolio Entity management, believes are customary and reasonable. However, certain losses of a catastrophic nature, such as wars, natural disasters, terrorist attacks (including cyber sabotage) or other similar events, may be either uninsurable or insurable only at uneconomically high rates such that no insurance coverage exists or maintenance of such coverage would cause an adverse impact on the related Portfolio Entities. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism and/or cyber sabotage, in others the coverage against terrorist acts and cyber sabotage is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events, fires and earthquakes. As a result, not all Investments may be insured against all risks. Furthermore, even when insurance is available and has been procured, formalities must be followed to obtain the benefit of the insurance in the case of a loss event, such as timely delivery of a notice of claim; a failure to follow these formalities could result in voidance of coverage. If a major loss for which insurance is unavailable occurs, we could lose both invested capital in and anticipated profits from the affected Investments.
Capital Requirements and Distributions
Additional Capital Requirements
. Certain of our Portfolio Entities, especially those in a development or “platform” phase, may be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular Portfolio Entity. Each such round of financing (whether from us or other investors) is typically intended to provide a Portfolio Entity with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a Portfolio Entity may have to raise additional capital at a price unfavorable to the existing investors, including us, or may suffer material adverse consequences if it fails to obtain the capital. In addition, we may make additional debt and/or equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such Portfolio Entity in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such Portfolio Entity’s performance does not meet expectations. There can be no assurance that we or any Portfolio Entity will be able to predict accurately the future capital requirements or that additional funds will be available from any source when needed.
Adequacy of Reserves; Participation in
Follow-On
Investments
. As is customary in the industry, we may establish holdbacks or reserves, including for estimated accrued expenses, Management Fees, servicing fees, pending or anticipated liabilities, Investments, claims and contingencies relating to us. Estimating the appropriate amount of such reserves is difficult and inadequate or excessive reserves could impair the investment returns to Unitholders. If our reserves are inadequate and other cash is unavailable, we may be unable to take advantage of attractive investment opportunities or protect its existing Investments. In these circumstances the Sponsor may allocate such opportunities to Other Blackstone Accounts, which, in the case of further investments in existing Portfolio Entities could result in us being subject to dilution and may give rise to other significant risks and conflicts of interest. We (and/or one or more Other Blackstone Accounts, including committed and other co-investment
funds) may similarly not participate in a
follow-on
opportunity (and therefore our interest would be subject to dilution or increase, as applicable) where such follow-on
opportunity does not comply with the investment limitations in the Registration Statement (or the governing agreement of such Other Blackstone Account, including where one or more investors have consent rights over participating in follow-on
opportunities), even if the original investment did. We may, to the contrary, be obligated to bear a larger share of any follow-on
opportunity, where

co-investment
vehicles (or Other Blackstone Accounts) ultimately do not participate in such follow-on
opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment
vehicles have insufficient capital available to invest pro rata in such follow-on
opportunity, in each case, as determined in good faith by their respective general partners or investment managers. There can be no assurance that we will not be adversely affected by such allocations. Further, the allocation of investment opportunities among us and Other Blackstone Accounts may depend, in part, on the respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any Other Blackstone Accounts that participated alongside us in an Investment are inadequate and unpaid capital commitments or other cash is unavailable, such Other Blackstone Accounts may be unable to participate in follow-on
investments related thereto, and we may participate to a greater extent than it would have otherwise. For example, certain committed and other co-investment
funds may not participate in
follow-on
investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion.
Deployment of Capital
. In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Units and the time we invest the net proceeds. We may also from time to time hold cash or liquid investments pending deployment into Investments, which cash holdings may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of Unitholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee.
In the event we are unable to find suitable investments, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for Unitholders’ investment in us to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to Unitholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Investments will generate significant interest, and Unitholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of Units or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
Sourcing and Payment of Distributions
. We have not established a minimum distribution payment level, and our ability to make distributions to our Unitholders may be adversely affected by a number of factors, including the risk factors described in this report. As of the date of this report, we have no track record and may not generate sufficient income to make distributions to our Unitholders. Our General Partner will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to its Unitholders are:

•	our inability to invest the proceeds from sales of our Units on a timely basis,

•	our inability to realize attractive risk-adjusted returns on our Investments,

•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings, and

•	defaults in our investment portfolio or decreases in the value of our Investments.
As a result, we may not be able to make distributions to our Unitholders at any time in the future, and the level of any distributions we do make to Unitholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may not generate sufficient cash flow from operations to fully fund distributions to Unitholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our Units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Manager elects to receive its Management Fee in Units and the Recipient elects to receive distributions on its Performance Participation Allocation in Units, how quickly we invest the proceeds from this and any future offering and the performance of our Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of an offering will result in us having less funds available to acquire Investments. As a result, the return a Unitholder realizes on its investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute a Unitholder’s interest in us on a percentage basis and may impact the value of its investment especially if we sell these securities at prices less than the price such Unitholder paid for its Units. We may be required to continue to fund our regular distributions from a combination of some of these sources if our Investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.
We may also defer operating expenses or pay expenses (including the fees of the Investment Manager or distributions to the Recipient) with our Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase Units from the Investment Manager or the Recipient shortly after issuing such units or Units as compensation. The payment of expenses with our Units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Investment Manager and Recipient are under no obligation to receive future fees or distributions in our Units and may elect to receive such amounts in cash.
In-Kind
Remuneration to the Investment Manager and/or Recipient
. The Investment Manager or the Recipient may choose to receive our Units in lieu of certain fees or distributions. Repurchases of our Units (a) from the Investment Manager paid to the Investment Manager as a Management Fee and (b) from the Recipient distributed to the Recipient with respect to its Performance Participation Allocation are each subject to the quarterly volume limitations of the Repurchase Program and the Early Repurchase Deduction.
Electronic Delivery of Certain Documents
. Pursuant to the Partnership Agreement, each Unitholder will consent to electronic delivery (including email or posting on our intranet website or other internet service in accordance with the Partnership Agreement) of (a) any notices or communications required or contemplated to be delivered to the Unitholder by the Sponsor, pursuant to applicable law or regulation (including, without limitation, the Exchange Act and the U.S. Gramm-Leach-Bliley Act of 1999, as amended), at the option of the person making such delivery and (b) any notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Unitholders under the Partnership Agreement or under any other agreement that may be applicable to a Unitholder’s investment in us. There are certain risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the Sponsor cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an internet based system.

Portfolio Entities
Litigation.
In connection with ordinary course investing activities, the Sponsor and/or we, as well as our Portfolio Entities, may become involved in litigation, including as a party or non-party
or in governmental and/or regulatory inquiries, investigations and/or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation or proceeding, once begun, would be resolved in favor of the Sponsor, and/or us and/or such Portfolio Entity (as applicable). Any such litigation could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take-privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by us and would reduce net assets. In addition, from time to time past or current partners, members, employees and managers of the Sponsor may disagree with the Sponsor and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time consuming for the Sponsor.
Risks Relating to Due Diligence of Investments
. Before making Investments, the Sponsor will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social, governance, real property and legal issues. When conducting due diligence and making an assessment regarding an Investment, the Sponsor will rely on the resources available to it, including information provided by the counterparty and, in some circumstances, third-party diligence investigations and due diligence conducted by an Other Blackstone Account. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover all risks. As a result, due diligence investigations conducted with respect to any investment opportunity may not reveal or highlight all relevant facts necessary or helpful to make the investment decision. Moreover, such an investigation will not necessarily result in an Investment being successful. There can be no assurance that attempts to provide downside protection with respect to an Investment, including pursuant to risk management procedures described in this report, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Conduct occurring at Portfolio Entities, even activities that occurred prior to our investment therein, could have an adverse impact (financial or otherwise) on us. In particular, there can be no assurance that the Sponsor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during its efforts to monitor an Investment on an ongoing basis or that any risk management procedures implemented by the Sponsor will be adequate. In the event of fraud by any Portfolio Entity or any of its affiliates, we may suffer a partial or total loss of capital invested in that Portfolio Entity. An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Entity or the seller. Such inaccuracy or incompleteness may adversely affect the value of our Investments in such Portfolio Entity. The Sponsor will rely upon the accuracy and completeness of representations made by Portfolio Entities and/or their former owners in the due diligence process to the extent reasonable when it makes its investments, but cannot guarantee such accuracy or completeness of any such representation. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a Portfolio Entity may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Misconduct by employees of the Sponsor and service providers to us and/or their respective affiliates could cause significant losses to us. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public
information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities, and non-compliance
with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to us. The Sponsor has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Sponsor will be able to identify or prevent such misconduct.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our Portfolio Entities to varying degrees. For example, certain asset management, finance, administrative and other similar functions may be outsourced to a third-party service provider whose fees and expenses will be borne by the Portfolio Entities or us and will not offset Fund Fees. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Sponsor’s reduced control of the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected.
Reliance on Portfolio Entity Management and Third Parties
. The
day-to-day
operations of each Portfolio Entity will be the responsibility of the Portfolio Entity’s management team. Although the Sponsor will be responsible for monitoring the performance of our Investments and intends to acquire and invest in Portfolio Entities with strong management teams or build strong management teams at each of them, there can be no assurance that the management team of any Portfolio Entity will operate in accordance with the Sponsor’s expectations, and the Sponsor may have limited protections and governance rights in this regard, particularly where we are making a minority or non-equity
investment. Moreover, a Portfolio Entity can lose employees, as the market for high performing executive talent is competitive. There can be no assurance that a Portfolio Entity will be able to attract, develop, integrate and retain suitable management team members over the life of our Fund and, as a result, we and such Portfolio Entity may be adversely affected thereby.
Furthermore, consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process and/or the ongoing operation of our Fund and our Portfolio Entities to varying degrees. For example, certain asset management, finance, administrative and other similar functions, such as data entry relating to a Portfolio Entity, may be outsourced to a third-party or affiliated service provider whose fees and expenses will be borne by us or such Portfolio Entity and will not offset Fund Fees. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Sponsor’s reduced control over the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected.
Risks in Effecting Operating Improvements
. In some cases, the success of our investment strategy will depend, in part, on our ability to restructure and effect improvements in the operations of a Portfolio Entity. The activity of identifying and implementing restructuring programs and operating improvements at Portfolio Entities entails a high degree of uncertainty. For example, cooperation of employees, consultants and other stakeholders required to make improvements could be difficult to obtain, or those employees, consultants and stakeholders may not be effective at making change. Furthermore, technology that the Sponsor expects to aid improvements may not be as effective or easily implemented as anticipated. For these and other reasons, there can be no assurance that we will be able to successfully identify and implement restructuring programs and improvements.
Outsourcing.
The Sponsor is expected to outsource to third parties many of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, accounting, investment diligence and ongoing monitoring, tax or other related services) that can be or historically have been performed in-house
by the Sponsor and its personnel. The fees, costs and expenses of such third-party service providers will be borne by us as Fund Expenses, even if the Sponsor would have borne such amounts if such services had been performed in-house
(which, for the avoidance of doubt, would be in addition to any fees borne by us as Fund Expenses for similar services performed by the Sponsor
in-house
in lieu of or alongside (and/or to supplement or monitor) such third parties, subject to the terms of the Partnership Agreement). From time to time, the Sponsor may provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and in certain cases the cost of the Sponsor’s services are reimbursable under the Partnership Agreement.
The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Blackstone) may spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related
e-mail
addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. The Sponsor will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as Fund Expenses (with no reduction or offset to Management Fees) and retaining third parties will reduce the Sponsor’s internal overhead, compensation and benefits costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are chargeable to us. The involvement of third-party service providers may present a number of risks due to the Sponsor’s reduced control over the functions that are outsourced. There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers. We could suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house
services may not occur uniformly for all Blackstone-managed vehicles and accounts and, the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs could be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) Other Blackstone Accounts for similar services.
Expedited Transactions
. Investment analyses and decisions by the Sponsor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Sponsor at the time of making an investment decision may be limited, and the Sponsor may not have access to detailed information regarding investments. In addition, the Sponsor may rely on independent consultants or attorneys in connection with the evaluation of proposed investments. There can be no assurance that these consultants will accurately evaluate such investments. Therefore, no assurance can be given that the Sponsor will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and we may make Investments which we would not have made if more extensive due diligence had been undertaken.
Portfolio Entity Liabilities
. Liabilities of Portfolio Entities, including those related to activities that occurred prior to our investment therein, could have an adverse impact on us. For example, the European Commission held recently that certain private fund entities associated with a financial sponsor that were owners of a former portfolio entity that was found to have participated in anticompetitive cartel activities were liable for the underlying conduct on the basis that such funds had exercised decisive influence over the former portfolio entity. This precedent illustrates the risk that even if private equity funds are only involved in the high level strategy and commercial policy of their portfolio companies, it does not exclude them from potential liability in the context of certain courts and/or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. We could, as a result, become liable for certain classes of claims against our

Portfolio Entities. Finally, it is possible that creditors of Portfolio Entities owned by Other Blackstone Accounts may seek to make certain claims (including, by way of example only, environmental, consumer protection and pension/labor law matters and liabilities) against us due to our common control relationship with Other Blackstone Accounts. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a Portfolio Entity that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if our Portfolio Entity or the Portfolio Entity of an Other Blackstone Account is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including our Portfolio Entities.
Risks from Operations of Other Portfolio Entities
. We expect to make, and Other Blackstone Accounts have made and will continue to make, investments in Portfolio Entities that have operations and assets in many jurisdictions around the world. It is possible that the activities of one Portfolio Entity may have adverse consequences on one or more other Portfolio Entities (including our Portfolio Entities), even in cases where the Portfolio Entities are held by Other Blackstone Accounts and have no other connection to each other. For example, a violation of a rule by a Portfolio Entity of an Other Blackstone Account could prevent us or one of our Portfolio Entities from obtaining a permit, or have other adverse consequences.
Charitable Contributions and Political Activities
. To the extent permitted by applicable law, the Sponsor may, from time to time, require, cause or invite us and/or a Portfolio Entity to make contributions to charitable initiatives, certain communities and/or related organizations or other non-profit
organizations that the Sponsor believes could, directly or indirectly, enhance the value of our Investments, assist in completing an acquisition of a Portfolio Entity or other transaction (whether or not documented at the time of such acquisition or transaction) or otherwise serve a business purpose for, or be beneficial to, us or our Portfolio Entities. Such contributions could be designed to benefit employees of a Portfolio Entity, the community in which a Portfolio Entity operates or a charitable cause essential to, or consistent with, the business purpose of a Portfolio Entity. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Blackstone, portfolio entity management teams, advisors, service providers, vendors, joint venture partners, and/or other persons or organizations associated with Blackstone, us, Other Blackstone Accounts or the Portfolio Entities. These relationships could influence the Sponsor’s decision whether to require, cause or invite us or Portfolio Entities to make charitable contributions. Further, from time to time, such charitable contributions by us or the Portfolio Entities could supplement or replace charitable contributions that Blackstone would have otherwise made. Also, in certain instances, the Sponsor may, from time to time, select a service provider or other counterparty to us or our Investments based, in part, on the charitable initiatives of such person where the Sponsor believes such charitable initiatives could, directly or indirectly, enhance the value of our Investments or otherwise be beneficial to the Portfolio Entities.
To the fullest extent permitted by applicable law, a Portfolio Entity and/or, less commonly, we on behalf of a Portfolio Entity may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or
non-U.S.
jurisdictions with the intent of furthering our business interests or otherwise. Portfolio Entities are not considered affiliates of the Sponsor (and in some cases are not controlled by the Sponsor), and therefore such activities are not subject to relevant policies of the Sponsor and such activities may be undertaken by a Portfolio Entity without the knowledge or direction of the Sponsor. In other circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of one or more Portfolio Entities. In certain circumstances, interests of a Portfolio Entity may not align with or be adverse to the interests of other Portfolio Entities, ourselves, Other Blackstone Accounts or the Unitholders. While the costs of such activities will typically be borne by the Portfolio Entity (and indirectly us) undertaking such activities, such activities could also directly or indirectly benefit other Portfolio Entities, other investments, Other Blackstone Accounts and/or Blackstone. There can be no assurance that any such activities will be successful in advancing the interests of a Portfolio Entity or ourselves.

Any such charitable contributions or political contributions made by us or the Portfolio Entities, if material, could affect our performance in respect of the relevant Investment and will not offset management fees payable by us. There can be no assurance that any such activities will actually be beneficial to or enhance our value or the value of the Portfolio Entities, or that the Sponsor will be able to resolve any associated conflict of interest in our favor.
Leverage
Volatility of Credit Markets May Affect Ability to Finance and Consummate Investments
. The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financings
for Investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, volatility of the global debt markets becomes extreme, interest rates rise, and investor demand for high-yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance new private equity investments and could lead to a deterioration in available terms. Our ability to generate attractive investment returns for its Unitholders will be adversely affected to the extent we are unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the economy, which could restrict our ability to sell or liquidate Investments at favorable times or for favorable prices or otherwise may have an adverse impact on our business and operations.
Bridge Financing
. From time to time, we may lend to one of our Portfolio Entities an unsecured basis (which may initially be intended on a short-term basis but may become a long-term basis as more fully described below) in anticipation of a future issuance of equity, long-term debt securities or other liquidity event. It can be expected that we will make loans to Portfolio Entities where such Portfolio Entity requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, we expect to make a short-term loan or otherwise invest on an interim basis in a Portfolio Entity. While any such short-term loan (or bridge financing) could be converted into a permanent, long-term security, it is entirely possible, for reasons not always in our control, the long-term securities may not be issued and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay bridge loans at the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position that we have taken.
Leverage
. We intend to utilize leverage to finance the operations of ourselves and our Portfolio Entities. The use of leverage involves a high degree of financial risk and will increase our exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Investments. Although borrowings by us, and our subsidiaries and Portfolio Entities have the potential to enhance overall returns, they will further diminish returns (or increase losses on capital) to the extent overall returns on Investments are less than our cost of funds. This leverage may also subject our Investments to restrictive financial and operating covenants, which may limit flexibility in responding to changing business and economic conditions. For example, leveraged entities may be subject to restrictions on making interest payments and other distributions. Leverage at a Portfolio Entity may impair a Portfolio Entities’ ability to finance its future operations and capital needs. Moreover, any rise in interest rates may significantly increase a Portfolio Entity’s interest expense, causing losses and/or the inability to service its debt obligations. If a Portfolio Entity cannot generate adequate cash flow to meet debt obligations, we may suffer a partial or total loss of capital invested in the Portfolio Entity. In addition, the amount of leverage used to finance an Investment may fluctuate over the life of an Investment.

The Sponsor may also obtain leverage at our level. We expect to incur indebtedness and enter into guarantees and other credit support arrangements, or incur any other obligations in connection with our investment activities, for any proper purpose, including, without limitation, to fund Investments, cover Fund Expenses, Organizational and Offering Expenses and Management Fees, provide permanent financing or refinancing, provide cash collateral to secure outstanding letters of credit, provide funds for distributions to Unitholders, and to fund repurchases. Borrowings and guarantees by us may be deal-by-deal
or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment
or portfolio wide basis) with any Parallel Entities,
co-investment
vehicles, Other Blackstone Accounts (including for the avoidance of doubt BXPE Lux), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror our obligations (e.g., we may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among us and such other vehicles or funds pro rata (and therefore indirectly to the Unitholders pro rata) based on principal amount outstanding, but other fees and expenses, including upfront fees and origination costs, could be allocated by a different methodology, including entirely to us. Furthermore, in the case of indebtedness on a joint and several or cross-collateralized basis, we could be required to contribute amounts in excess of its pro rata share of the indebtedness, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro rata share of such indebtedness. We could lose our interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing
Investments of ours and such other vehicles. We may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with our assets that are in default. Our obligations due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against our leverage limitations. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to us and/or Other Blackstone Accounts, and such preliminary allocations may be subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities, and other considerations. Although the Sponsor will seek to use leverage in a manner it believes is appropriate, the use of leverage involves a high degree of financial risk.
By executing a subscription document with respect to us, Unitholders will be deemed to have acknowledged and consented to the Sponsor causing us to enter into one or more credit facilities or other similar fund-level borrowing arrangements.
The aggregate amount of our borrowings are subject to certain limits (as more fully set forth in “Item 1. Business — Leverage.” These limits do not include leverage on Investments (including Investments in or alongside Other Blackstone Accounts), even though leverage at such entities could increase the risk of loss on such Investments. The limits also do not apply to guarantees of indebtedness, even though we may be obligated to fully fund such guarantees, “bad boy” guarantees or other related liabilities that are not indebtedness for borrowed money. There can be no assurance that the limits described above are appropriate in all circumstances and would not expose us to financial risks.
The Sponsor may organize portfolio vehicles or other subsidiary entities (“Bond Financing Entities”) for the purpose of providing us with access to the unsecured bond market in Europe. If an investment held by any Bond Financing Entity organized in connection with a bond financing program for us were to be unable to service or repay its pro rata share of such bond financing, we could be required to fund the shortfall. In addition, such bond financing may be on a joint and several basis (which may be on an investment-by-investment
or portfolio wide basis) with
co-investment
vehicles or Other Blackstone Accounts, and, as such, there is a risk that we could be required to contribute amounts in excess of our pro rata share of such financing, including additional capital (a) to make up for any shortfall if the co-investment
vehicles or Other Blackstone Accounts are unable to service or repay their pro rata share of such financing or (b) to reimburse such co-investment
vehicles or Other Blackstone Accounts for proceeds that would have been distributed to such investors but instead are used to service or repay such Bond Financing Entity financing relating to investments in which such entities do not participate.

Credit Support
. We may be required to make contingent funding commitments or guarantees to our Portfolio Entities or other vehicles or entities in or alongside which we invest and to provide other credit support arrangements in connection therewith. Such credit support may take the form of a guarantee, a letter of credit or other forms of promise to provide funding. Such credit support may result in fees, expenses and interest costs to us, which could adversely impact our results.
Securitizations; Back Leverage; Holding Vehicles.
To finance investments or otherwise manage our capital needs, we may securitize or otherwise restructure or repackage some or all of our Investments and/or other assets on an individual or cross-collateralized basis with other Investments and/or assets held by us and/or Other Blackstone Accounts (including for the avoidance of doubt BXPE Lux) and the Sponsor may otherwise structure or package some or all Investments and/or assets held by Other Blackstone Accounts in holdings vehicles as described herein, unrelated to any financing arrangements, but which will nevertheless give rise to similar risks. This would typically involve us creating one or more investment or holding vehicles, contributing assets to such vehicle or a related entity, and issuing debt or preferred equity interests in such entity or having such entity make borrowings or incur other indebtedness or engaging in such transactions with existing holding or other investment vehicles. To the extent such arrangements are entered into by any such vehicle or entity (and not ourselves), such arrangements will not be subject to the limits on borrowing or other indebtedness (or any limits on issuing additional interests) by us that are set forth in this report. In connection with the foregoing, distributions from one Investment may be used to pay interest and/or principal (or the equivalent amounts regarding preferred securities) or other obligations.
If we were to utilize one or more of such investment vehicles for any such purpose, the Unitholders would be exposed to risks associated with our interest in such Investments and/or other assets. For example, in the event that the value of such investment were to meaningfully deteriorate, there could be a margin call on our facility, in response to the decrease in the collateral value. A decline in the value of such investment could also result in increased costs of borrowing for us as a whole. Unitholders may also have an interest in certain investments that is disproportionate to their exposure to leverage through cross-collateralization on other investments. Similar circumstances could arise in a situation where we and a co-invest
vehicle participate in borrowings that experience a margin call, and the co-invest
vehicle’s investors already have funded their full commitments to such vehicle and accordingly have the option (and not the obligation) to fund additional amounts or otherwise be diluted by us and/or Other Blackstone Accounts. In addition, if we are excused or excluded from or otherwise do not participate in an investment, through cross-collateralization, we may nevertheless be indirectly exposed to risks associated with leverage on investments made by Other Blackstone Accounts in which we are not invested and distributions from unrelated investments may be used to satisfy obligations with respect to such investment, in which case the Unitholders may receive such proceeds later than they otherwise would have, in a reduced amount, or not at all. The Unitholders and/or we could also have an interest in certain Investments that is disproportionate to their/our exposure to leverage through cross-collateralization on other Investments. In addition, we would depend on distributions from an investment vehicle’s assets out of its earnings and cash flows to enable us to make distributions to Unitholders. The ability of such an investment vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as the holder of an investment vehicle’s common equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, an investment vehicle could take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there could be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an investment vehicle, or cash flow may be completely restricted for the life of the relevant investment vehicle. To the extent any such investment vehicle defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable investment vehicle(s) and/or otherwise exercise rights and remedies as a creditor against the assets of any such investment vehicle(s), which could result in a loss of all or a part of our interest in any applicable investment and/or distributions therefrom.
We expect that the terms of the financing that any investment vehicles enter into will generally provide that the principal amount of assets must exceed the principal balance or market value of the related debt/preferred equity by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the financing terms could provide that, if certain delinquencies and/or losses exceed specified levels, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Failure to obtain favorable terms with regard to over-collateralization could materially and adversely affect our liquidity. If assets held by such investment vehicles fail to perform as anticipated, their over-collateralization or other credit enhancement expenses may increase, resulting in a reduction in income and cash flow to us from these investment vehicles.
In addition, a decline in the quality of assets in an investment vehicle due to poor operating results of the relevant issuer, declines in the value of collateral (whether due to poor operating results or economic conditions), among other things, may force an investment vehicle to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to the Unitholders, or in certain cases a margin call or mandatory prepayment may be triggered by such perceived decrease in value which may require a large amount of funding on short notice.
The equity interests that we will hold in such an investment vehicle will not be secured by the assets of the investment vehicle, and we will rank behind all known or unknown creditors and other stakeholders, whether secured or unsecured, of the investment vehicle. To the extent that any losses are incurred by the investment vehicle in respect of any collateral, such losses will be borne first by us as owner of common equity interests.
Preferred Financing; Margin Loans
. In addition to secured financing arrangements, we could employ preferred financing arrangements or margin loans with respect to some or all of our Investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to us. Subject to the Partnership Agreement, such arrangements could be employed to provide for additional capital for new or follow-on
investments by us and will not be treated as borrowings incurred by us for purposes of determining our compliance with the limitations on borrowings set forth in the Partnership Agreement. These arrangements could result in us receiving a lower overall return of distributions than we would otherwise have received if, for example, an Investment is held for a long period of time, resulting in a compounding preferred return in favor of the third party financing provider, or where the proceeds of the financing are reinvested in Investments that do not perform as well as the original Investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, we will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Unless we otherwise have capital available, a margin call will in practice likely be funded by a drawdown of unpaid capital commitments, which capital will not then be available for investment in other Investments and may result in greater exposure to such Investment for us. Furthermore, to the extent a margin loan is entered into on behalf of both the Partnership and a co-investment
vehicle on a cross-collateralized basis, in the event of a margin call, the Partnership and such co-investment
vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because co-investment
vehicles frequently have limited or no remaining unpaid capital commitments, co-investors
may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors
decline to do so, we are expected to be liable for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors
elect not to fund their share of such margin call is greater than in the case of ordinary course
follow-on
investments, and the Partnership’s exposure to further decreases in value of the related investment may be higher as a result. Similar risks and potential adverse results will be present where we co-invest
alongside Other Blackstone Accounts and the relevant Portfolio Entity requires additional capital, and such Other Blackstone Accounts have insufficient capital to participate in a follow-on
investment, or an option on whether to participate.
The use of margin borrowings results in certain additional risks to us. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by us to the extent not recourse to us for purposes of determining our compliance with the limitations on leverage set forth in this report. For example, should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements.
We may be subject to margin calls in connection with our derivative transactions that are subject to variation margin requirements. The dynamic nature of the margin models utilized by the clearinghouses and the fact that the margin models might be changed at any time could subject us to an unexpected increase in collateral obligations to clearinghouses during a volatile market environment, which could have a detrimental effect on us. Clearinghouses may also limit collateral that they will accept to cash, U.S. treasuries and, in some cases, other highly rated sovereign and private debt instruments, which in certain circumstances would require us to borrow eligible securities from a dealer to meet margin calls and would raise our costs of cleared trades.
Foreign Currency Exchange and Hedging
Foreign Currency and Exchange Rate Risks
. Our assets generally will utilize in the currency of the jurisdiction where the Portfolio Entity has its principal place of business is located. Consequently, the return realized on any Investment by investors whose functional currency is not the currency of the jurisdiction in such Investment is located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations in such jurisdiction, in addition to the performance of the Investment itself. Moreover, we may incur costs when converting one currency into another. The value of an Investment may fall substantially as a result of fluctuations in the currency of the country in which the Investment is made as against the value of the U.S. dollar. The Sponsor may in certain circumstances (but is not obliged to) attempt to manage currency exposures using hedging techniques where available and appropriate. We are therefore expected to incur costs related to currency hedging arrangements. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged.
Hedging Risks/Derivatives
. While it is not currently anticipated that we will use derivative instruments for long-term hedging or speculative purposes as a material component of its investment strategy, we may utilize a wide variety of derivative financial instruments for risk management purposes. The successful utilization of hedging and risk management strategies requires different skills than those used in selecting and monitoring Investments and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses) will be borne by us, including costs incurred in connection with deals that failed to be consummated. There can be no assurance that any derivatives or other hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk, (including unidentified or unanticipated risks or where the Sponsor does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction. The Sponsor may not be able to effectively hedge against, adequately anticipate or choose not to hedge or mitigate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange risks. Recently, counterparties to derivative contracts have sought assurances that the special purpose or other vehicle executing the derivative contract have recourse to main fund, which recourse liability can create significant additional risk to us and our other Investments. Derivative contracts entered into by us will also often have cross-default and/or cross-acceleration provisions such that a default under our other facilities would also trigger a notice or payment obligation under the relevant derivative contracts, which could create cascading liabilities and additional burdens on us. We will utilize derivatives and other hedging transactions only as determined by the Sponsor in its sole discretion.
Co-investors
are unlikely to receive the benefit of any derivative or hedging activities in which we may engage, even in cases where such activity is primarily related to our exposure to a particular Investment in which such co-investors
participate.
Derivatives; Counterparty Risk
. We or our Investments may engage in derivative or similar transactions. These transactions may involve the purchase and sale of commodities or commodity futures, the use of forward contracts, swap agreements (such as credit default swaps, interest rate swaps or total return swaps), put and call options, floors, collars, bilateral agreements or other arrangements. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of commodities or other underlying assets. We may also seek to utilize derivative instruments to replicate the economics of an otherwise permitted investment in lieu of making such investment directly; such derivative instruments are not included in our Leverage Limit, even though these instruments could increase the risk of loss on Investments. Derivative instruments may trade principally on markets organized outside the U.S. markets for such instruments, may be illiquid, highly-volatile and subject to interruption. Suitable hedging instruments may not continue to be available at reasonable cost. The investment techniques related to derivative instruments are highly specialized and may be considered speculative. Such techniques often involve forecasts and complex judgments regarding relative price movements and other economic developments. The success or failure of these investment techniques may turn on small changes in exogenous factors not within the control of the Portfolio Entities, Blackstone or ourselves. Moreover, derivative agreements and contracts entered into by the Portfolio Entities may be subject to the risk that one or more counterparties may experience financial hardship or default on their payment obligations to the Portfolio Entities, which may adversely affect the value and/or effectiveness of such derivative instruments. Concentrations of such derivatives in any one counterparty would subject us or our Portfolio Entities to an additional degree of risk with respect to defaults by such counterparty. For all of the foregoing reasons, the use of derivatives and related techniques can expose us and our Investments to significant risk of loss.
Short Sales
. We may sell securities short. Short selling is the practice of selling securities that are not owned by the seller, generally when the seller anticipates a decline in the price of the securities or for hedging purposes. Selling securities short runs the risk of losing an amount greater than the amount invested. Short selling is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A short sale may result in a sudden and substantial loss if, for example, an acquisition proposal is made for the subject company at a substantial premium over market price. In addition, the supply of securities which can be borrowed fluctuates from time to time. We may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if we are otherwise unable to borrow securities which are necessary to cover our positions.
Diversification
Risk of Limited Number of Investments; Lack of Diversification
. Our Investments may be concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio. Furthermore, although we could make an acquisition with the intent to syndicate a portion of the capital invested, there is a risk that any such planned syndication may not be completed, which could result in us holding a larger percentage of our NAV in a single Investment than desired and could result in lower overall returns. In addition, no remedial action will be required if such restriction is exceeded for any reason other than the acquisition of a new Investment (including the exercise of rights attached to an Investment). To the extent we concentrate Investments in a particular issuer, industry, security or geographic region, our Investments will become more susceptible to fluctuations in value resulting from adverse economic or business conditions with respect thereto.
Legal and Regulatory—Investment
Intermediate Entities
. If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of our Fund or of certain current or prospective Unitholders, the General Partner or any of its affiliates may, in its sole discretion, cause us to hold certain investments directly or indirectly through Intermediate Entities. Management Fees and Performance Participation Allocations may be paid or allocated, as applicable, in whole or in part, at the level of our Fund or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation.
Documentation and Legal Risks
. We, our Portfolio Entities and the Investments are governed by a complex series of legal documents and contracts. The intent of the legal documents and contracts might not be clear, and even clear drafting can be misconstrued by counterparties and judges. A dispute over interpretation of any of these documents or contracts could arise, which may result in unenforceability of the contract or other outcome that is adverse to us.
Permits, Approvals and Licenses
. Blackstone currently maintains, and in the future may maintain, various registrations and/or licenses in certain
non-U.S.
jurisdictions in which it operates. Such licenses and registrations subject Blackstone to certain various information and other requirements. Blackstone’s failure to obtain or maintain such licenses could have adverse consequences on Blackstone and its ability to operate in such
non-U.S.
jurisdictions. A license, approval or permit may be required or advisable to acquire certain Investments (including making an additional Investment(s) in an existing Investment) and their direct or indirect holding companies, or registration may be required or advisable before an acquisition can be completed. Examples of permits, approvals and licenses necessary or advisable to make an Investment (including additional Investment(s) in an existing Investment) include antitrust approvals, environmental licenses, foreign investment approvals and registrations, and other similar matters. We may require some or all of these licenses, approvals and permits to acquire an asset, which may result in significant costs and expenses, and counterparties may also require some or all of these licenses, approvals and permits to acquire assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell assets and the ability to proceed with an identified investment.
Certain Investments can involve regulated activities (e.g., gaming and liquor). Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses. Accordingly, our Portfolio Entities themselves may be required to obtain, or may require Blackstone or its personnel to obtain, various state or other licenses in connection with the operation of their businesses or in order to make, hold or dispose of certain investments, particularly to enable a Portfolio Entity to engage in certain types of business practices that are regulated by states. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurances that a Portfolio Entity (or Blackstone and its personnel) will obtain all of the licenses sought or that there will not be significant delays in seeking such licenses, which could impact such Portfolio Entity’s operations. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a

Portfolio Entity’s business. Furthermore, the Portfolio Entities may be subject to various information and other requirements in connection with obtaining or maintaining such licenses, and there is no assurance that the Portfolio Entities will satisfy those requirements or that Blackstone and its personnel will provide any information required of them. Such licenses may depend in whole or in part on information about the Sponsor and its affiliates, the Unitholders and/or Blackstone and its personnel, which Blackstone may be unwilling or unable to provide (in which case the Portfolio Entity’s application for such license could be unsuccessful). In some circumstances, we may be required to provide certain information about the Unitholders in order to obtain such licenses. A Portfolio Entity’s failure to obtain or maintain licenses could have adverse consequences for us and/or such Portfolio Entity. In addition, the ownership and operation of certain Portfolio Entities may require certain individuals to be routinely vetted in order for the Portfolio Entity to obtain and maintain certain state licenses. We may require some or all of these licenses, approvals and permits to acquire an Investment or asset (which may result in significant costs and expenses), and counterparties may also require some or all of these licenses, approvals and permits to acquire Investments or assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell Investments or assets, and our ability to proceed with an identified investment.
Antitrust Risk
. We and our Portfolio Entities will be subject to antitrust and competition rules that apply in the United States and the countries or regions where we/they do business. Failure to comply with those rules could result in sanctions, fines or penalties, including civil damage actions, or delays in consummating our Investments. In certain instances, a failure to comply could also result in an inability to consummate an Investment, restricting additional investment(s) in existing Investments and/or requiring divestment of certain assets. This could also negatively affect the Sponsor’s brand and reputation and could require the Sponsor’s management to devote time to compliance with such rules and resolution of such outcomes, which would reduce the time spent on our other activities. In some cases, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on current or former portfolio companies for breach of antitrust rules or regulations. This has become particularly true in Europe. Also, there have been governmental investigations and lawsuits alleging that certain club deals or consortium bids constituted an illegal attempt to collude and drive down the price on acquisitions. There can be no assurances that we, the General Partner, the Investment Manager or the Portfolio Entities will not be subject to litigation or investigations involving consortium bids or allegations of other anticompetitive activity, or the resulting negative impacts described above.
Liabilities on Disposition of Investments
. In connection with the disposition of an Investment, we may be required to make representations about the business, financial affairs and other aspects of such Investment, such as environmental matters, property conditions, regulatory matters, tax liabilities, insurance coverage and litigation. We also may be required to indemnify the purchasers of an Investment for losses related to the inaccuracy of any representations and warranties and other agreed upon liabilities. Buyers of our assets may sue us under various theories, including breach of contract and tort, for losses they suffer, including from problems not uncovered in due diligence. We may book contingent liabilities on our financial statements, or create cash reserves, at the time of sale to account for any potential liabilities, but these may be insufficient. In addition, at the time of disposition of an individual asset, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made or not made.
Legal and Regulatory—General
Legal, Tax and Regulatory Risks
. Our ability to achieve our investment objectives, as well as our ability to conduct our operations, is based on laws and regulations that are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect our ability to achieve our investment objectives, as well as our ability to conduct our operations. The effects of regulatory changes could also be indirect. The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds may adversely affect the value of investments held by us and our ability to effectively employ our investment and trading strategies. Increased scrutiny and newly proposed legislation applicable to private investment funds and their sponsors may also impose significant administrative burdens on the Sponsor and may divert time and attention from portfolio management activities. In addition, we will be required to register under certain additional foreign laws and regulations, and will need to engage additional distributors or other agents in certain
non-U.S.
jurisdictions in order to market Units to potential investors. The effect of any future regulatory change on us could be substantial and adverse. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC and other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies.
OFAC and Sanctions Considerations
. Economic sanction laws in the United States and other jurisdictions prohibit Blackstone, Blackstone’s professionals and ourselves from transacting in certain countries and with certain individuals and companies. These sanctions, including sanctions imposed on Russia and certain Ukraine territories in response to the crisis in Ukraine are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on Blackstone. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Accordingly, we require investors to represent that they are not named on a list of prohibited entities and individuals maintained by OFAC or under similar EU, Luxembourg, UK regulations or under the Cayman Islands law, and are not operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the United States, United Nations, EU, Luxembourg, UK or the Cayman Islands(collectively “Sanctions Lists”). If an investor is on a Sanctions List, we may be required to cease any further dealings with the investor’s interest in us until such sanctions are lifted or a license is sought under applicable law to continue dealings. Accordingly, these types of sanction laws may prohibit or limit our investment activities. For the avoidance of doubt, the Sponsor has the sole discretion to determine the remedy if an investor is included on a Sanctions List and is under no obligation to seek a license to continue dealing with such investor. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by the activities of the Sponsor or ourselves which would adversely affect us.
Corruption; FCPA
. Blackstone, the Blackstone professionals and ourselves, where relevant, are committed to complying with the FCPA, the UK Bribery Act and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to execute on investment opportunities and obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK Bribery Act, adopted in 2010, is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. Other countries have also adopted or improved their anti-corruption legal regimes in recent years. While Blackstone has implemented robust compliance programs designed to ensure strict compliance by Blackstone and its personnel with the FCPA and the UK Bribery Act and other similar laws, even reasonable compliance programs may not be effective in all instances at preventing violations. In addition, in spite of Blackstone’s policies and procedures, Portfolio Entities, particularly in cases where we or an Other Blackstone Account does not control such Portfolio Entity, and third-party consultants, managers and advisors may engage in activities that could result in a violation under the FCPA, UK Bribery Act or other similar laws. Any determination that a related entity not controlled by us or Blackstone, or ourselves and/or Blackstone itself, has violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Blackstone and ourselves to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence.
Derivatives; Registration under the U.S. Commodity Exchange Act
. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Registration of the Sponsor with the CFTC as a “commodity pool operator” or any change in our, the Sponsor’s or its affiliates’ operations (including, without limitation, any change that causes the Sponsor or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Sponsor’s ability to rely upon an exemption from registration could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Sponsor to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
Sustainability Risks
. The SFDR defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. Blackstone, the Sponsor (or its delegate), our Fund Program, Portfolio Entities of our Fund Program, and other parties, such as service providers to our Fund Program or Portfolio Entity counterparties, may be negatively affected by sustainability risks. If appropriate for an investment, the Sponsor (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. Blackstone, the Sponsor (or its delegate), our Fund Program, Portfolio Entities of our Fund Program, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of our Fund Program and our investments. The investments underlying our Fund Program do not take into account the EU criteria for environmentally sustainable economic activities.
Financial Industry Regulation
. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection, Basel III as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on Blackstone or ourselves, specifically. There can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede our activities.
There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the private investment fund industry. On July 21, 2010, then-President Obama signed into law the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). A key feature of the Dodd-Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to the U.S. financial system. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly-leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.

The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that affect the private equity industry, either directly or indirectly. Included in the Dodd-Frank Act is the so-called
“Volcker Rule” (as amended by the Reform Act, as defined below, and together with its implementing regulations) which generally prohibits any “banking entity” (generally defined as any insured depository institution, subject to certain exceptions including for depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets or significant trading assets and liabilities, any company that controls such an institution, a
non-U.S.
bank that is treated as a bank holding company for purposes of U.S. banking law, and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a private equity fund or hedge fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, subject to certain exceptions. Our prospective investors that are banking entities should consult their bank regulatory counsel prior to making an investment. The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. Potential investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on us and our activities. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private equity industry generally and/or ourselves or Blackstone, specifically. For example, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other regulatory changes, the Reform Act, together with implementing regulations adopted by U.S. federal regulatory agencies in July 2019, amends various sections of the Dodd-Frank Act, including by modifying the so-called
“Volcker Rule” to exempt depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets or significant trading assets and liabilities Also in 2019, such U.S. federal regulatory agencies adopted certain targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In June 2020, U.S. federal regulatory agencies adopted additional revisions to the Volcker Rule’s restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments
made alongside covered funds. The Covered Fund Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. The ultimate consequences of the Reform Act and these regulatory developments on us and our activities remain uncertain. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on, or otherwise impede, our or Blackstone’s activities.
Financial services regulation, including regulations applicable to us, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or congressional leadership. Although we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us.
While the Investment Manager is currently registered under the Advisers Act, the enactment of these reforms and/or other similar legislation could nonetheless have an adverse effect on the private investment funds industry generally and on Blackstone and/or ourselves specifically, and may impede our ability to effectively achieve our investment objectives.

As a registered investment adviser under the Advisers Act, the Investment Manager and its affiliates are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Manager and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Sponsor is required to comply with a variety of regulatory reporting and compliance-related obligations under other applicable laws (including SFDR and CFTC). In light of the heightened regulatory environment in which we and the Sponsor operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for us and our affiliates and the Sponsor and its affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that the Sponsor report the regulatory assets under our management, and because we will be required to bear our share of expenses relating to compliance-related matters and regulatory filings, we will bear the pro rata costs and expenses of initial and ongoing Form PF compliance, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Certain of these expenses are likely to be material, including on a cumulative basis over the life of our Fund. Additionally, we have engaged and may in the future engage additional third-party service providers to perform some or a significant portion of the reporting and compliance-related matters and functions under our supervision (including, without limitation, draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses borne by us. Any further increases in the regulations applicable to private investment funds generally or ourselves and the Sponsor in particular may result in increased expenses associated with our activities and additional resources of the Sponsor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for Unitholders and have a material adverse effect on our ability to effectively achieve our investment objective.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new proposed rules and regulations in this arena may increase the possibility that the Sponsor and its affiliates may be exposed to claims and actions that could require a Unitholder to withdraw from us. As a related matter, Blackstone may be required to provide certain information regarding some of the investors in us to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA. In addition, as a publicly-traded global alternative asset manager whose broad range of businesses include the management of direct and secondary private equity funds, hedge funds, real estate opportunity funds, real estate debt funds, “core” or “core plus” real estate funds, credit-oriented funds, opportunistic funds, mutual funds, and other private investment funds and products, Blackstone is from time to time subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain regulatory, litigation and other similar matters are disclosed in (a) Blackstone’s public filings (including, without limitation, its current, periodic and annual reports on Forms
8-K,
10-Q
and
10-K)
and filings of the Sponsor on Form ADV, which may be accessed through the website of the SEC (www.sec.gov), and (b) materials made available through Blackstone’s investor data site. Any such disclosures in Blackstone’s or the Sponsor’s public filings or which are otherwise made available to Unitholders, including by way of posting to Blackstone’s investor data site, are incorporated herein by reference, to the extent applicable, including with respect to litigation, investigations, settlements and similar proceedings. Blackstone is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against Blackstone or its personnel. Moreover, the SEC has specifically focused on the alternative investment industry. The SEC’s list of examination priorities includes, among other things, alternative investment firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities and other conflicts of interest. For example, Blackstone reviewed its policies in the area of the widespread practice of receiving fees from Portfolio Entities upon termination of monitoring fee agreements in June 2014, and voluntarily modified its monitoring fee practices in ways that are beneficial to its private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. Blackstone is regularly subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which Blackstone routinely cooperates and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against Blackstone or its personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of sanctions could harm Blackstone and ourselves.
Regulatory Proposals with respect to Private Funds and Advisers
. In recent years, the SEC stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, terms agreed in side letters and similar arrangements with investors, consistency of firms’ practices with disclosures, handling of material non-public
information and insider trading, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest.
In early 2022, the SEC proposed several new rules and amendments to existing rules under the Advisers Act specifically related to registered advisers and their activities with respect to private funds (including amendments to Form PF). Among these proposals, the SEC has proposed to limit circumstances in which a fund manager can be indemnified by a private fund; prohibit certain types of clawback provisions; increase reporting requirements (including in reduced timeframes) by private funds to investors concerning performance, fees and expenses and to the SEC regarding certain transactions and other fund and portfolio events and information; require registered advisers to obtain an annual audit for private funds and also require such fund’s auditor to notify the SEC upon the occurrence of certain material events; enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with adviser-led
secondary transactions; prohibit advisers from engaging in certain practices, such as, without limitation, charging private fund clients fees for unperformed services or fees and expenses associated with an examination; and impose prohibitions on certain types of preferential treatment of investors in private funds via side letters or other arrangements with an adviser and new disclosure requirements for all other types of preferential treatment.
The scope and timing of any final rules and amendments with respect to these proposals is unknown. If adopted, even with modification, these rules and amendments would be expected to significantly increase compliance burdens and associated regulatory costs and complexity and reduce the ability to receive certain expense reimbursements or indemnification in certain circumstances. This, in turn, would be expected to increase the need for broader insurance coverage by fund managers and increase the costs and expenses charged to us and our Investors. In addition, these amendments could increase the risk of exposure to us, our Portfolio Entities and the Sponsor to additional regulatory scrutiny, litigation, censure and penalties for non-compliance
or perceived
non-compliance,
which in turn would be expected to adversely (potentially materially) affect the Sponsor and our reputation, and to negatively impact us in conducting our business (thereby materially reducing returns to limited partners) by, for example, diverting time, attention and resources of the Sponsor and its personnel away from managing our investment activities and discouraging behavior that generates high returns for us (e.g., by driving senior investment personnel to be more risk-averse in their decision-making with respect to ourselves).

Change of Law Risk
. In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies, including the CSSF, may have the discretion to implement or change or increase regulation of the operations of ourselves and our Portfolio Entities. We and our Portfolio Entities also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a Portfolio Entity or gains recognized by us on our investment in a Portfolio Entity, that could impact the Portfolio Entity’s business as well as our return on investment.
Legal and Regulatory—Tax
General Tax Considerations
. An investment in us may involve complex tax considerations that will differ for each investor, and there may be delays in distributing important tax information to investors (including the distribution of U.S. Schedule
K-1s
or their equivalent). In addition, we will take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should the U.S. Internal Revenue Service (“IRS”) or another tax authority successfully challenge any such positions, a Unitholder or ourselves might be found to have a different tax liability for that year than that reported on its tax return.
Tax Liability
. Any change of our tax status or in taxation legislation or any interpretation thereof in the United States or any country where we have assets or operations could affect the value of the assets held by us or our ability to achieve its investment strategy or provide favorable returns to Unitholders. Any such change could also adversely affect the net amount of any distributions made to Unitholders. If we are treated as having a permanent establishment, or as otherwise being engaged in a trade or business, in any country in which it invests or in which its interests are managed, income attributable to or effectively connected with such permanent establishment or trade or business may be subject to tax in the place of such permanent establishment. In order for us to maintain our tax status, continued attention must be paid to ensure that all relevant conditions are satisfied in all the jurisdictions which we operate in order to avail ourselves of any benefits.
Base Erosion, Profit Shifting and Related Measures
. The Organisation for Economic
Co-operation
and Development (“OECD”) together with the G20 countries has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing tax revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and the taxation of hybrid instruments and hybrid entities have already been introduced and will continue to be introduced in relevant tax legislation of participating OECD countries. Depending on if and how these proposals are implemented, they may have a material impact on how returns to investors are taxed. Such implementation may also give rise to additional reporting and disclosure obligations for us and/or investors.
FATCA
. Under FATCA, all entities in a broadly defined class of foreign financial institutions (“FFIs”) must comply with a complicated and expansive reporting regime or be subject to a 30% U.S. withholding tax on certain U.S. payments and
non-U.S.
entities which are not FFIs must either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. FATCA also contains complex provisions requiring participating FFIs to withhold on certain “foreign passthru payments” made to nonparticipating FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however the term generally refers to payments that are from
non-U.S.
sources but that are “attributable to” certain U.S. payments described above. Withholding on these payments is not set to apply before the date that is two years after the definition of “foreign passthru payment” is published in the Federal Register. In general,
non-U.S.
investment funds, such as underlying entities in which we may invest are expected to be considered FFIs. The reporting requirements imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS or, if subject to an IGA, register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. The Sponsor intends that any
non-U.S.
partnership that constitutes an FFI would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to any such FFI may be subject to a withholding tax, which would reduce the cash available to investors. Further, these reporting requirements may apply to underlying entities in which we invest, and we may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Unitholder may be deemed to have been distributed to such Unitholder to the extent the taxes reduce the amount otherwise distributable to such Unitholder. Potential investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.
Possible Legislative or Other Developments
. All statements contained in this report concerning the income tax consequences of any investment in us are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in us will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of Unitholders. Additionally, tax authorities in jurisdictions where we maintain Investments may change their tax codes so as to materially increase the tax burden associated with an investment in us or to force or attempt to force increased disclosure from or about us and/or our Unitholders as to the identity of all persons having a direct or indirect interest in us. Such additional disclosure may take the form of additional filing requirements on Unitholders.
Legislation Adversely Affecting Blackstone Employees and Other Service Providers
. U.S. tax reform legislation enacted in 2017 (the “Tax Reform Bill”) requires the Sponsor to hold an Investment for at least three years in order for an incentive allocation related to such Investment to be treated as long-term capital gains for tax purposes. Further, in addition to the changes implemented by the Tax Reform Bill, Congress has previously considered legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes, and President Biden’s administration has indicated that it may eliminate the preferential tax rate for long-term capital gains. Enactment of any such legislation could adversely affect employees or other individuals performing services for us and/or our Portfolio Entities who hold direct or indirect interests in the Sponsor and benefit from incentive allocations, which could make it more difficult for Blackstone to incentivize, attract and retain individuals to perform services for us and/or our Portfolio Entities.
Any such developments could thus adversely affect our investment returns allocable to the Unitholders. It is unclear whether any such proposed legislation will be enacted or if enacted how it would apply to Blackstone, the Sponsor, and any other individual involved with us who benefit from incentive allocations.
Taxation in Certain Jurisdictions
. We, vehicles through which we make Investments, or Unitholders may be subject to income or other tax in the jurisdictions in which Investments are made. Additionally, withholding tax or branch tax may be imposed on our earnings (or vehicles through which we invest) from Investments in such jurisdictions. Local and other tax incurred in
non-U.S.
jurisdictions by us or vehicles through which we invest may not be creditable to or deductible by a Unitholder under the tax laws of the jurisdiction where such Unitholder resides, including the United States. There can be no assurance that tax authorities in such jurisdictions will not treat us (or any of our affiliates) as if we/they have a permanent establishment in the local jurisdiction, which would result in additional local taxation. Changes to taxation treaties (or their interpretation) between countries in Europe and countries through which we invest may adversely affect our ability to efficiently realize income or capital gains.

Changes in Tax Law
. Changes in applicable law or interpretations of such law may in particular adversely affect our ability to efficiently realize income or capital gains. To the extent possible, we seek to structure our Investments and activities to minimize our tax liability; however, there can be no assurance that we will be able to eliminate our tax liability or reduce it to a specified level. Unitholders should be aware that the described tax effects are based on the currently applicable law and its interpretation by jurisprudence and the respective tax authorities.
U.S. Federal Income Tax Legislation
. According to publicly released statements, a top legislative priority of President Biden’s administration and of Democrats in the Senate and the House of Representatives is significant tax increases and various other changes to U.S. tax rules. Legislation has been proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in us is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in us and the impact on ourselves and any potential investments.
UBTI and ECI; Tax Treatment of the Feeder and Corporations
. Although we believe the Feeder and any Corporation, if formed, should be respected, it is possible the IRS could seek to disregard the Feeder or any Corporation for UBTI or ECI (as defined below) purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt
Unitholders directly or the ECI rules being applied to
non-U.S.
Unitholders directly.
To the extent that the Feeder and/or the Corporation were disregarded by the IRS, an investment in us by a tax-exempt
Unitholder may result in such Unitholder recognizing UBTI (including from a trade or business conducted by a partnership of which the tax-exempt
entity is a partner). Thus,
tax-exempt
Unitholders should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from us that is treated as UBTI. In addition, an investment in us by a
non-U.S.
Unitholder may result in such Unitholder recognizing and being required to report income that is effectively connected with the conduct of a U.S. trade or business (“ECI”).
Non-U.S.
Unitholders must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to our ECI allocable to them. Regardless of whether our activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), gain derived by us from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus,
non-U.S.
Unitholders that invest in us should be aware that a portion of our income and gain from U.S. Investments may be treated as ECI and thus may cause the
non-U.S.
Unitholders to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. We have no obligation to minimize UBTI or ECI.
Prospective investors should consult their own tax advisors regarding the foregoing.
Phantom Income
. A Unitholder that is subject to U.S. tax or subject to tax in other jurisdictions may be required to take into account its allocated share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of our investment activities, we may generate taxable income in excess of cash distributions to the Unitholders and no assurance can be given that we will be able to make cash distributions to cover such tax liabilities as they arise. Accordingly, the Unitholders should ensure that they have sufficient cash flow from other sources to pay all tax liabilities resulting from the Unitholder’s ownership of our Units.
Use of Corporate Intermediate Entities
. Significant amounts of the assets of ourselves and the Feeder are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes and are expected to be subject to U.S. corporate federal (and applicable state and local) income tax. Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.

Legal and Regulatory—ERISA
Risk Arising from Potential Control Group Liability
. Under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), upon the termination of a U.S.
tax-qualified
single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that a fund holds in one or more of its portfolio companies, the fund itself cannot be considered part of an ERISA controlled group unless the fund is considered to be a “trade or business.”
While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one U.S. Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements.
If we were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Investment by us and/or our affiliates and other co-investors
in a Portfolio Entity and their respective ownership interests in the Portfolio Entity, that any tax-qualified
single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the Portfolio Entity could result in liability being incurred by us, with a resulting need for additional capital contributions, the appropriation of our assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain of our assets. Moreover, regardless of whether or not we were determined to be a trade or business for purposes of ERISA, a court might hold that one of our Portfolio Entities could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
Cyber Security and Operational Risk
Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts
. Cyber security incidents, cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the
COVID-19
pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Blackstone, ourselves, the Portfolio Entities, our/their service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone, ourselves, Unitholders and the Portfolio Entities. For example, the information and technology systems of Blackstone, ourselves, our/its respective Portfolio Entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, ransomware attacks, network failures, computer and digital infrastructure failures, infiltration by unauthorized persons and other security breaches or usage errors by their respective professionals or service providers, power outages or catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes, wars and terrorist attacks. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Blackstone’s, our Fund’s, the Portfolio Entities’, or their respective service providers’ systems to disclose sensitive information in order to gain access to Blackstone’s, our Fund’s or the Portfolio Entities’ data or that of Unitholders. There also have been several publicized cases where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to digital infrastructure (and any information contained therein), pipelines and other infrastructure assets. The U.S. federal government has issued public warnings that indicate that infrastructure assets might be specific targets of “cyber sabotage” events, which illustrates the particularly heightened risk for us and our Portfolio Entities from such events.
If unauthorized parties gain access to any information and technology systems of Blackstone, our Fund, Portfolio Entities or certain service providers, they may be able to steal, publish, delete or modify private and sensitive information, including non-public
personal information related to Unitholders (and their beneficial owners) and material non-public
information. Although Blackstone has implemented, and Portfolio Entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There have also been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, us and our Portfolio Entities, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, our and a Portfolio Entity’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners), material non-public
information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and Portfolio Entities. We, Blackstone, or a Portfolio Entity could be required to make a significant investment to remedy the effects of any such failures, harm to our/their reputations, legal claims that us/they and our/their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, other events that may affect their business and financial performance. See “— Insurance — Availability of Insurance Against Certain Catastrophic Losses” herein.
Software Code Protection
. Source code may comprise a critical component to a Portfolio Entity’s operations. If an unauthorized disclosure of a significant portion of source code occurs, a Portfolio Entity could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with such Portfolio Entity products by copying functionality, which could adversely affect revenue and operating margins.

Unauthorized disclosure of source code could also increase security risks (e.g., viruses, worms and other malicious software programs that may attack Portfolio Entity products and services). Costs for remediating the unauthorized disclosure of source code and other cyber-security branches, may include, among other things, increased protection costs, reputational damage and loss of market share, liability for stolen assets or information and repairing system damage that may have been caused. Remediation costs may also include incentives offered to Portfolio Entity customers or other business partners in an effort to maintain the business relationships after a security breach.
Operational Risk.
We depend on the Sponsor to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of its business, liability to third parties, regulatory intervention or damage to its reputation. We depend on the Sponsor to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage the portfolio. Generally, the Sponsor will not be liable to us for losses incurred due to the occurrence of any errors.
We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Sponsor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter
or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
Transfers and Liquidity
No Market for Units; Restrictions on Transfers
. Our Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws, or an exemption from registration is available. It is not contemplated that registration under the Securities Act or other securities laws will ever be effected. There is no public market for our Units and one is not expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act under applicable securities laws and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws or in a manner permitted by the Partnership Agreement, and consistent with such laws. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the Unitholder provides 30 calendar days’ notice to the General Partner, which may refuse such requested transfer for certain reasons, as explained in “Item 1. Business — Repurchase Program.” Unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Lack of Liquidity
. There is no current public trading market for the Units, and the Sponsor does not expect that such a market will ever develop. Therefore, the repurchase of Units by us will likely be the only way to dispose of Units. We expect to repurchase Units at a price equal to the applicable NAV as of the Repurchase Date and not based on the purchase price. Subject to limited exceptions, any repurchase request of Units as of a date on or before one year of the date immediately following the effective subscription date of such Units will be subject to an early repurchase deduction equal to 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date). As a result, Unitholders may receive less than the price they paid for their Units when they sell them to us pursuant to our Repurchase Program. See “— Item 1. Business — Repurchase Program” for further information.

We will implement a Unit Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of Units outstanding (either by number of Units or aggregate NAV) as of the close of the previous calendar quarter.
The Sponsor may amend or suspend the Repurchase Program if in its reasonable judgment it deems such action to be in our best interest and the best interest of Unitholders, including as necessary to ensure that we are not subject to tax as a corporation. As a result, Unit repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
under the Exchange Act.
In the event that, pursuant to the limitations above, not all of the Units submitted for repurchase during a given quarter are to be accepted for repurchase by us, Units submitted for repurchase during such quarter will be redeemed on a pro rata basis (measured on an aggregate basis (without duplication) across our Fund if applicable).
All unsatisfied requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable.
Effect of Repurchase Requests.
Economic events affecting the U.S. economy could cause Unitholders to seek to have their Units repurchased pursuant to the Repurchase Program at a time when such events are adversely affecting the performance of our assets. Even if the Sponsor decides to satisfy all resulting Repurchase Requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy Repurchase Requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
Valuations and Returns
Valuations
. For the purposes of calculating our monthly NAV, our Direct Investments will generally initially be valued at cost based on our percentage ownership of such Direct Investment, which we expect to represent fair value at that time; however, to the extent the Sponsor does not believe a Direct Investment’s cost reflects the current market value, the General Partner may adjust such valuation. In accordance with the Valuation Policy, the Sponsor will conduct a quarterly valuation of our Direct Investments that will be reviewed and confirmed for reasonableness by our independent valuation advisor with monthly valuation updates based on the latest available financial data and cash flow activity. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year. Additionally, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV. The Sponsor is not obligated to monitor Other Blackstone Accounts’ investments for events that could be expected to have a material impact on any Other Blackstone Accounts’ NAV during a quarter.
Although the valuations of each of our Direct Investments will be reviewed and confirmed for reasonableness by our independent valuation advisors at least once per quarter, such valuations are based on asset- and portfolio-level information provided by the Sponsor, including historical operating revenues and expenses of the Direct Investment, key customer relationships, information regarding recent or planned capital expenditures and any other information relevant to valuing the Direct Investment, which information will not be independently verified by any of our independent valuation advisors. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Sponsor will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process. The information provided may lead to a different result of the monthly valuation update than that of a quarterly valuation. None of our independent valuation advisors will review the Sponsor’s valuations of the Investments in Debt and Other Securities. Such quarterly valuations and monthly updates will be subject to inherent uncertainty and will be made under a number of assumptions which may not ultimately be realized.
Within the parameters of the Valuation Policy, the valuation methodologies used to value our Direct Investments, and certain other Investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our Investments will be only estimates of fair value. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the General Partner, the BX Managers and our independent valuation advisors. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. There will be no retroactive adjustment in the valuation of such assets, the offering price of our Units, the price we paid to repurchase our Units or
NAV-based
or performance-based fees we paid, directly or indirectly, to the General Partner, BX Managers and the Recipient to the extent such valuations prove to not accurately reflect the realizable value of our assets. While we believe our NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds focused on private equity investments may use different methodologies or assumptions to determine NAV. Other Blackstone Accounts face similar risks with respect to valuation and we will incorporate the value of each relevant Other Blackstone Account’s NAV per unit into our NAV to the extent we have invested in such Other Blackstone Account. In addition, each relevant Other Blackstone Account’s NAV per unit used to calculate our NAV may be as of a date several months earlier than the date as of which our NAV is calculated and, as a result, our NAV will often not incorporate the current NAV per unit of such Other Blackstone Account.
Uncertainty of Projections
. Investment underwriting is based in significant part on estimates or projections of future financial and economic performance, including current and future internal rates of return. Moreover, decisions on how to manage an Investment during its hold period are informed by expectations of future performance and projections of operating results, which are often based on management judgments. All of these projections are only estimates of future results that are based upon, among other considerations, assumptions made at the time that the projections are developed, including assumptions regarding the performance of our Investments and assets, the amount and terms of available financing and the manner and timing of dispositions, all of which are subject to significant uncertainty. There can be no assurance that the projected results will be obtained, and actual results may vary significantly from the projections. General economic conditions and other events, which are not predictable and may not have been anticipated, can have a material adverse impact on the reliability of such projections. Moreover, other experts may disagree regarding the feasibility of achieving projected returns. We will make Investments which may have different degrees of associated risk. The actual realized returns on our Investments may differ materially from the returns projected at the time of acquisition, which are not a guarantee or prediction of future results.

Changes in Valuations
. When the Sponsor determines the fair value of our Direct Investments, the Sponsor updates the prior month-end
valuations by incorporating the latest available financial data for such Direct Investments, as well as any cash flow activity related to the investments during the month. On a quarterly basis, the Sponsor will value our Direct Investments utilizing the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of our Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that our Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each private investment at least once per quarter. Additionally, the Sponsor will engage a second qualified independent valuation advisor to provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of our Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month.
When these quarterly valuations are incorporated into our NAV per Unit, there may be a material change in our NAV per Unit amounts for each class of Units from those previously reported. We will not retroactively adjust the NAV per Unit of each Class reported for the previous month. Therefore, because a new quarterly valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation, may cause the NAV per Unit for each Class of Units to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
Limitations of NAV
. The Sponsor’s determination of our monthly NAV per Unit will be based in part on the latest quarterly valuation of each of its Investments, as adjusted each month to incorporate the latest available financial data for such Investments, including any cash flow activity related to such Investments. As a result, our published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation.
The Sponsor may, but is not obligated to, monitor our Direct Investments on an ongoing basis for events that the Sponsor believes may have a material impact on our NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one specific investment events that the Sponsor believes may have a material impact on the most recent fair values of such Direct Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by the Sponsor, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, provide an estimate of the change in value of the Direct Investment. In addition to tracking the NAV plus related cash flows of our Primary Commitments and Secondary Investments, the Sponsor may, but is not obligated to, track relevant issuer-specific events or broader market-driven events that the Sponsor believes may have a material impact on our NAV as a whole, and the most recent fair values of our Primary Commitments and Secondary Investments. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund. Sponsor may consider such information and may conclude in certain circumstances that a material event has occurred such that the latest information provided by the investment fund’s investment advisor or investment manager no longer represents the fair value of a particular asset held by such investment fund. If the Sponsor concludes in good faith that the latest NAV reported by an investment fund’s investment advisor or investment manager does not represent fair value (e.g., there is more current information regarding a portfolio asset which significantly changes its fair value) Sponsor may make a corresponding adjustment to reflect the current fair value of such asset within such investment fund.

In general, the Sponsor expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with the Valuation Policy. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either Unitholders who redeem their Units, or Unitholders who buy new Units, or existing Unitholders. The methods used by the Sponsor to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and redeem Units, and investors should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
The valuations of our assets may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and redeem our Units, the amount of the Management Fee and the Performance Participation Allocation. The Sponsor, with the support of the BX Managers, has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the General Partner, with the support of the BX Managers, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee and the Performance Participation Allocation, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Blackstone’s policies and procedures, making adjustments to prior NAV calculations.
General
No Assurance of Investment Return
. The Sponsor cannot provide assurance that it will be able to successfully implement our investment strategy, or that Investments made by us will generate expected returns. Moreover, the Sponsor cannot provide assurance that any Unitholder will receive a return of its capital or any distribution from us or be able to withdraw from us within a specific period of time.
Past performance of investment entities associated with the Sponsor, its affiliates or the Sponsor’s investment professionals are not necessarily indicative of future results or performance and there can be no assurance that we will achieve comparable results. Accordingly, investors should draw no conclusions from the performance of any other investments of the Sponsor or its affiliates and should not expect to achieve similar results
. An investment in us involves a risk of partial or total loss of capital and should only be considered by potential investors with high tolerance for risk.
No Operating History.
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for the PE Platform, as of the date of this report, we have not commenced investment operations and have no operating history. The size and type of Investments expected to be made by us could differ from prior Blackstone investments (including prior private equity investments). Valuations of Investments are prepared on the basis of certain qualifications, assumptions, estimates and projections, and there is no assurance that the projections or assumptions used, estimates made or procedures followed by Blackstone or any third-party valuation agent are correct, accurate or complete. In addition, there can be no guarantee that investment opportunities will be identified for us or that, once identified, such investment opportunities will close or will close at the anticipated acquisition price; furthermore, there can be no guarantee that an investment opportunity will generate income or a return of capital or any distribution from us.

Lack of Management Rights; Reliance on the Sponsor.
The Sponsor has exclusive responsibility for management and oversight of our activities, subject to certain oversight rights held by the Board. Unitholders will not have the right to make or evaluate any Investment made by us, or other decisions concerning direct management of us and our Portfolio Entities and will not receive some of the financial information with respect to future opportunities that are available to the Sponsor. The Sponsor and the BX Managers will generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Investments on behalf of us (subject to certain specified exceptions). Accordingly, Unitholders are dependent upon the judgment and ability of the Sponsor to source transactions and invest and manage our capital. No potential investor who is unwilling to entrust all aspects of our management to the Sponsor should invest in us.
Role of Investment Professionals.
Our success will depend in part upon the skill and management expertise of the Sponsor’s investment professionals. Their interests in the Sponsor, and the vesting and potential forfeiture terms to which their interests are subject, are intended to discourage them from leaving the Sponsor, but there is ever increasing competition among industry participants for hiring and retaining qualified investment professionals. There can be no assurance that any professional will continue to be associated with the Sponsor or involved in us throughout the life of our Fund or that any new hires or replacements will perform well. Further, the time, dedication and scope of work of an investment professional varies considerably. In addition, investment decisions are often considered by our Investment Committee or otherwise by multiple investment professionals. Discussion and debate among them are generally helpful to the investment decision-making process but excessive disagreement could adversely impact us. Finally, the Sponsor’s investment professionals work on a variety of projects and funds for Blackstone and/or its affiliates and portfolio entities or have other roles within Blackstone, which will result in less than all of their time and attention being allocated to us, and the ability of members of the investment team to access other professionals and resources within Blackstone for our benefit may be limited.
Broad Investment Mandate.
Our investment strategy covers a broad range of asset classes and geographic regions. We rely on the Sponsor to identify, structure and implement investments consistent with our overall investment objectives and policies at such times as it determines. We will make investments in keeping with our investment program. We may make investments throughout the capital structure such as mezzanine securities, senior secured debt, bank debt, unsecured debt, convertible bonds and preferred and common stock and across asset classes including, without limitation, private or public equity, structured equity, minority private equity, commodities and credit. It is expected that, in light of our investment objective, we may make equity, credit and/or debt investments that do not involve control or influence over the underlying entity in which we invest. Additionally, we will be permitted to invest (and may actually invest) in any number of companies operating in a wide range of industries, geographies or activities.
Risk of Certain Events Related to Blackstone.
A bankruptcy, change of control or other significant adverse event relating to Blackstone or the Sponsor could cause the Sponsor to have difficulty retaining personnel and may otherwise adversely affect us and our ability to achieve our investment objective.
Proxy Statements, Unitholder Proposals and Other Matters.
Holders of our Units are not entitled to vote in the election of our directors. Accordingly, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of holders of our Units is required under the Partnership Agreement or Delaware law. Moreover, unitholders are not able to bring matters before meetings of unitholders or nominate directors at such meeting, nor are they generally able to submit unitholder proposals under Rule
14a-8
of the Exchange Act.

Other Blackstone Accounts; Allocation of Investment Opportunities.
Blackstone invests its own capital and third-party capital throughout the world, including on behalf of its other investment funds, investment vehicles, permanent capital vehicles, accounts and related entities (including Other Blackstone Accounts), which includes a number of existing Other Blackstone Accounts that have an investment strategy or objective that is adjacent to or overlaps with those of ours, including in particular BXPE Lux. The investment objectives of such Other Blackstone Accounts may be a subset of, overlap significantly with, or be more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of the BXPE Fund Program, and allocations of relevant investment opportunities will be made to such Other Blackstone Accounts on a priority basis. Moreover, Blackstone may establish Other Blackstone Accounts or other vehicles that would otherwise be Other Blackstone Accounts but for the fact that the vehicles will not target multiple investments and/or are publicly-offered (e.g., a special purpose acquisition vehicle), and this is the case even though the initial target company may make additional add-on
acquisitions. Such Other Blackstone Accounts may be sponsored and managed by the Sponsor or its affiliates and may participate alongside the BXPE Fund Program with respect to investments within such narrower focus, limitation or shared investment objectives (which may reduce, in whole or in part, the allocation thereof to the BXPE Fund Program). Unitholders should expect that not all of the investment opportunities suitable for the BXPE Fund Program will be presented to the BXPE Fund Program. Investment opportunities that might otherwise fall within investment objectives of the BXPE Fund Program or strategy may be allocated to Other Blackstone Accounts (in whole or in part). In addition, certain Other Blackstone Accounts have investment objectives, and a history of investing in investments that are a subset of or overlap with the investment objectives of the BXPE Fund Program’s investment program.
We will invest alongside BXPE Lux as part of the BXPE Fund Program.
While we and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, we and BXPE Lux will be operated as distinct investment structures. As a result, certain conflicts may arise between us and BXPE Lux with respect to the allocation of investment opportunities. Investment opportunities will be allocated between us and BXPE Lux in accordance with Blackstone’s prevailing policies and procedures on a basis that the Sponsor believes to be fair and reasonable in its sole discretion, which may be pro rata based on available capital, subject to the following considerations: (x) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of us and BXPE Lux; (y) available capital of us and BXPE Lux; and (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) the sector and geography/location of the investment, (b) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (c) expected cash characteristics of the investment (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (d) expected capital expenditures required as part of the investment; (e) portfolio diversification and concentration concerns with respect to us and BXPE Lux; (f) repurchase or redemption requests and anticipated future subscriptions for us and BXPE Lux, (g) anticipated tax treatment of the investment, (h) timing expected to be necessary to execute an investment, and (i) other considerations deemed relevant by the Sponsor in good faith.
Additionally, because the BXPE Fund Program invests across the Blackstone PE Platform, it is expected that its investment strategy will overlap to some degree with that of Other Blackstone Accounts that are actively investing and similarly overlap with future Other Blackstone Accounts. Although the BXPE Fund Program may make unique investments that are not shared by Other Blackstone Accounts outside of the BXPE Fund Program, it is expected that many investment opportunities will be shared with Other Blackstone Accounts outside of the BXPE Fund Program to the extent such opportunities fall within the narrower investment strategy of such Other Blackstone Account and our broader investment strategy across the BXPE Fund Program. This overlap will from time to time create conflicts of interest, which the Sponsor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their prevailing policies and procedures. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXPE Fund Program’s investment strategy and objective are expected to be allocated on a priority basis in whole or in part to Portfolio Entities, Other Blackstone Accounts, Portfolio Entities of Other Blackstone Accounts, or Blackstone.

It is expected that some activities of Blackstone, the Other Blackstone Accounts and their Portfolio Entities, including in particular BXPE Lux, will compete with us and our Portfolio Entities for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. Blackstone may also from time to time make and hold investments of various types with or in lieu of Other Blackstone Accounts. Although such investments could be limited or restricted by the organizational documents of or other agreements relating to Other Blackstone Accounts, to the extent Blackstone does make or hold such investments, many of the conflicts of interest associated with the activities of Other Blackstone Accounts also apply to such investment activities of Blackstone. The Sponsor and its investment personnel have conflicting loyalties in determining whether an investment opportunity should be allocated to us, Blackstone or an Other Blackstone Account (including but not limited to BXPE Lux), and these conflicts may not necessarily be resolved in favor of us. Blackstone has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.
In circumstances in which any Other Blackstone Accounts outside the BXPE Fund Program have investment objectives or guidelines that overlap with those of the BXPE Fund Program, in whole or in part, the Sponsor generally determines the relative allocation of investment opportunities between or among one or more of the BXPE Fund Program and/or such Other Blackstone Accounts on a fair and reasonable basis in good faith according to guidelines and factors determined by it. However, the application of those guidelines and factors may result in the BXPE Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. Among the factors that the Sponsor considers in making investment allocations among the BXPE Fund Program and Other Blackstone Accounts are the following: (x) any applicable investment strategies, investment mandates, objectives, focus, parameters, guidelines, investor preferences, limitations and other contractual provisions, obligations and terms relating to the BXPE Fund Program and such Other Blackstone Accounts and the duration of the investment periods and holding periods of such Other Blackstone Accounts (as applicable), (y) available capital of the BXPE Fund Program and such Other Blackstone Accounts, (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) primary and permitted investment strategies, guidelines, liquidity positions and requirements, mandates, focus and objectives of the BXPE Fund Program and the Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return, (b) sourcing of the investment and the nature and extent of involvement of the respective teams of investment professionals dedicated to the BXPE Fund Program and the Other Blackstone Accounts, (c) the sector and geography/location of the investment, (d) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (e) expected investment return, (f) risk/return profile of the investment, (g) expected cash characteristics (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (h) capital expenditure required as part of the investment, (i) portfolio diversification and concentration concerns (including, but not limited to, (A) allocations necessary for the BXPE Fund Program or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the BXPE Fund Program and the BXPE Fund Program or such Other Blackstone Account needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (j) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (k) avoiding allocation that could result in de minimis or odd lot investments, (l) redemption or withdrawal requests from a client, fund or vehicle and anticipated future contributions into an account, (m) ability to employ leverage and expected or underwritten leverage on the investment, (n) the ability of a client, fund or vehicle to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, (o) the credit and default profile of an investment or borrower (e.g., FICO score of a borrower for residential mortgage loans), (p) the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, (q) with respect to investments that are made available to Blackstone by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for all clients, (r) contractual obligations,
(s) co-investment
arrangements, (t) potential path to ownership, (u) the relative stage of the BXPE Fund Program’s and such Other Blackstone Account’s investment periods (e.g., early in a vehicle’s investment period (where an investment period is applicable), the Sponsor may over-allocate investments to such vehicle), (v) anticipated tax treatment of the investment, (w) timing expected to be necessary to execute an investment, and (x) other considerations deemed relevant by the Sponsor in good faith. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXPE Fund Program’s investment strategy and objective may be allocated in whole or in part to Portfolio Entities, Other Blackstone Accounts or Portfolio Entities of Other Blackstone Accounts, or Blackstone. The allocation of investments to Other Blackstone Accounts, including as described above, will result in fewer investment opportunities for the BXPE Fund Program. Additionally, Other Blackstone Accounts may be incentivized to offer a certain amount of co-investment
opportunities to their limited partners, which may result in fewer investment opportunities being made available to us.
Blackstone has adopted “first-call” guidelines in connection with determining allocations of investment opportunities among its business groups. The “first-call” guidelines are non-exclusive
and subject to the provisions of the Registration Statement, including the factors described above. Blackstone has set forth priorities and presumptions regarding what constitutes “debt” investments, “control-oriented equity” investments, “energy” investments, “preferred” investments, risk and return characteristics for defining “core” or “core+” investments and “infrastructure,” presumptions regarding allocation for certain types of investments (e.g., distressed investments) and other matters. The application of such guidelines will result in the BXPE Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated had the guidelines not existed.
The Sponsor makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate and such determinations require it to make subjective judgments regarding application of the guidelines and arrangements described herein. Information unavailable to the Sponsor, or circumstances not foreseen by the Sponsor at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Sponsor determines to be consistent with the return objectives of an Other Blackstone Account rather than the BXPE Fund Program could exceed the Sponsor’s expectations and underwriting and generate an actual return that would have been appropriate for the BXPE Fund Program. Conversely, an investment that the Sponsor expects to be consistent with the BXPE Fund Program’s return objectives will, in certain circumstances, fail to achieve or exceed them. Any such judgments and application involves inherent conflicts and risks that assumptions regarding investment opportunities may not ultimately prove correct. As such, there can be no assurance that the subjective judgments made by the Sponsor will prove correct in hindsight. Furthermore, in certain circumstances where we are participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Sponsor is expected to be required to make initial investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. The Sponsor could change the applicable investment allocations as between us and such Other Blackstone Accounts between such signing and/or funding of the deposit and the closing of such investment opportunity as it determines appropriate based on factors the Sponsor deems relevant in its sole discretion. In such circumstances, our and such Other Blackstone Accounts’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments. In addition, the Sponsor could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to us based on information available to the Sponsor at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa) based on subsequent information received by the Sponsor in respect of such investment opportunity. In such circumstance, the Sponsor could determine to reallocate all or any portion of any such investment opportunity from us to such Other Blackstone Accounts (or vice versa) (such fund from which an investment opportunity is being reallocated, a “Reallocating Fund”), including in circumstances where such Reallocating Fund has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating
Fund agrees to pursue the investment, Blackstone will determine, in its sole discretion, whether and to what extent the non-Reallocating
Fund will reimburse the Reallocating Fund for any deferred acquisition costs (including non-refundable
or refundable deposits, breakage fees, due diligence costs and other fees and expenses) incurred by the Reallocating Fund relating to such Reallocated Investment, and any such reimbursement would be made without the consent of the Board of Directors, the Unitholders, or otherwise, as applicable.
We will also invest alongside Other Blackstone Accounts (including other vehicles in which Blackstone or its personnel invest) in investments that are suitable for one or more of ourselves and such Other Blackstone Accounts. To the extent we jointly hold securities with any Other Blackstone Account that has a different expected duration or different liquidity terms, conflicts of interest will arise between us and such Other Blackstone Account with respect to the timing and manner of disposition of opportunities. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to the investment by us or the Other Blackstone Account. If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. Even if we and such Other Blackstone Accounts and/or co-investment
or other vehicles invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us and/or such Other Blackstone Accounts and vehicles may not be the same. Additionally, we and/or such Other Blackstone Accounts and/or vehicles will generally have different expiration dates and/or investment objectives (including return profiles) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by us and Other Blackstone Accounts). Such Other Blackstone Accounts may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we and/or such Other Blackstone Accounts may dispose of any such shared investment (or choose whether to invest in related investments (such as follow-on
investments)) at different times and on different terms. In addition, Investments alongside Other Blackstone Accounts in public securities may also result in conflicts of interest that do not apply to other joint investments. Following an IPO or subsequent public offering of a Portfolio Entity in which we and any Other Blackstone Account hold an investment or otherwise if at any time we and an Other Blackstone Account both hold public securities in the same Portfolio Entity, we and such Other Blackstone Account are generally permitted to exit such public securities at different times and on different terms through sales on the public markets. Blackstone may reach different conclusions for each such vehicle on the decision of whether, when and at what price to sell such securities based on our different expiration dates and/or investment objectives and of such Other Blackstone Accounts or for other reasons, and this may result in Other Blackstone Accounts exiting earlier or at a higher price than us (or vice versa). Alternatively, we and any Other Blackstone Accounts may dispose of investments together and the timing of such disposition may in part be driven by an Other Blackstone Account’s term or return profile that may be different from ours, particularly in light of our perpetual nature. It is also possible that we and one or more Other Blackstone Accounts will buy certain investments or assets at or about the same time that one or more additional Other Blackstone Accounts are selling the same or related investments or assets. Such circumstances can be expected to arise from time to time for a number of reasons and may depend on various factors including the respective amounts of available capital, expiration dates, investment objectives and/or return profiles of our and/or of Other Blackstone Accounts. The Sponsor will not be required to provide notice or disclosure of the terms or occurrence of any such transactions to the Unitholders or obtain any consent or approval from the Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will be resolved in favor of us.
In certain circumstances as pertaining to particular of our underlying strategies, we will invest our “available capital” (on a time-weighted basis as described below) pro rata with Other Blackstone Accounts, subject to each vehicle’s investment limitations and legal, regulatory, tax, accounting and other considerations, including taking into account the allocation considerations described herein and, where applicable, the investment preferences specified in advance by investors in the Other Blackstone Accounts. Under this allocation methodology, capital deployment is allocated by calculating our and Other Blackstone Account’s respective available capital for a particular underlying strategy, which is then weighted by the remaining time in our and Other Blackstone Account’s respective investment periods. The “weighting factor” is calculated by dividing our and Other Blackstone Account’s available capital by the percentage of days left in our and Other Blackstone Account’s respective investment periods. Because we are an open-ended vehicle, our “investment period” for purposes of applying this allocation methodology will be determined by the Investment Manager in good faith taking into account such factors that it deems relevant and appropriate under the circumstances, including but not limited to our inception date, the date of the relevant Investment, our pace of deployment and the expected time horizon of the Investment, which determination may result in us participating in a particular investment to a greater or lesser extent than Other Blackstone Accounts. We are expected to pursue both investment strategies for which this allocation methodology will be used and investment strategies for which this allocation methodology will not be used. It is generally expected that our “available capital” for purposes of applying this allocation methodology will only include our available capital (including, potentially, capital expected to be contributed to us in the future) that is expected to be invested in a particular strategy for which such methodology is being used, as determined by the Investment Manager in its discretion. Conversely, our “available capital” for this purpose would generally exclude our available capital that is expected to be invested in strategies for which this allocation methodology is not being used, as determined by the Investment Manager in its discretion. In determining what our “investment period” and “available capital” are for purposes of applying this allocation methodology, the Investment Manager will need to make subjective judgments and projections that may not ultimately prove correct in hindsight. These determinations involve inherent conflicts of interest, and there can be no assurance that any such conflicts will be resolved in a manner that is favorable to us.
In addition, in certain circumstances certain other investment vehicles will receive allocations of investments that are otherwise appropriate for us and/or Other Blackstone Accounts, which will from time to time result in us not participating (or participating to a lesser extent) in certain investment opportunities otherwise within its mandate. Under certain circumstances, Blackstone can be expected to determine not to pursue some or all of an investment opportunity within our mandate, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone Accounts, their respective Portfolio Entities or Blackstone. In addition, the Sponsor will, in certain circumstances, determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have insufficient capital to pursue the investment, we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Sponsor in its sole discretion, or the investment is not appropriate for us for other reasons as determined by the Sponsor in its good faith reasonable sole discretion. In any such case Blackstone could, thereafter, offer such opportunity to other parties, including Other Blackstone Accounts or Portfolio Entities, investors in us or Other Blackstone Accounts, joint venture partners, related parties or third parties, and such parties may pursue the opportunity.

When the Sponsor determines not to pursue some or all of an investment opportunity for us that would otherwise be within our objectives and strategies, and Blackstone provides the opportunity or offers the opportunity to Other Blackstone Accounts, Blackstone, including its personnel (including the Sponsor personnel), can be expected to receive compensation from the Other Blackstone Accounts, whether or not in respect of a particular investment, including an allocation of carried interest, referral fees or revenue share, and any such compensation could be greater than amounts paid by us to the Sponsor. As a result, the Sponsor (including the Sponsor personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us or to source investment opportunities for Other Blackstone Accounts, which could result in fewer opportunities (or reduced allocations) being made available to us or to the Unitholders as co-investment.
In addition, in some cases Blackstone can be expected to earn greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment. For example, certain Other Blackstone Accounts (including but not limited to, those pursuing Blackstone’s “Tactical Opportunities” strategy) are multi-strategy funds focused on sourcing, diligencing, and executing special situation investments, pursue investments across asset classes and geographies, operating under a flexible, opportunistic mandate which is expected to overlap with our investment objective. Blackstone, including the Sponsor and its personnel, is expected to receive compensation, including an allocation of carried interest and/or referral fees, as a result of certain investment allocation-related arrangements with certain Other Blackstone Accounts, and any such compensation could be greater than amounts paid by us to the Sponsor and may result in investments that fit within our primary investment mandate being wholly or partially allocated to one or more Other Blackstone Accounts. Certain Other Blackstone Accounts are expected to contractually or legally limit the investment opportunities available to us. For example, certain Other Blackstone Accounts may agree with investors that co-investment
opportunities first be offered to the investors in such product prior to any such opportunity being offered to us. By executing their subscription documents with respect to us, the Unitholders will be deemed to have acknowledged that Other Blackstone Accounts will from time to time share and/or receive priority allocation of certain investments that might be otherwise appropriate for us or will from time to time otherwise participate in investments alongside us. As a result of the foregoing, we will not receive an allocation of each investment opportunity within its mandate. To the extent such Other Blackstone Accounts elect not to invest in such investment opportunity (or elect to invest in only a portion of such opportunity), such investment opportunity (or the remainder of such investment opportunity) may be allocated to us.
In addition, as a general matter, it is expected that Blackstone’s Real Estate, Private Equity, Infrastructure, Strategic Partners and Credit businesses will receive priority over most real estate opportunities, large control equity opportunities, infrastructure opportunities (including, but not limited to, energy and natural resources opportunities), secondaries and certain types of credit opportunities, respectively. The arrangements described herein will result in investments that fit within our primary investment mandate being wholly or partially allocated to one or more Other Blackstone Accounts. Such Other Blackstone Accounts will from time to time (a) make or receive priority allocations of certain investments that are appropriate for us and (b) participate in investments alongside us, provided that any such allocation may be subsequently adjusted at Blackstone’s direction. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Sponsor believes to be the case. In any event, there can be no assurance that the Sponsor’s assessment will prove correct or that the performance of any Investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of incentive allocations or referral fees or revenue shares, and any such compensation could be greater than amounts paid by us to the Sponsor. In some cases, Blackstone earns greater fees when Other Blackstone Accounts participate alongside or instead of us in an Investment.

In addition, Other Blackstone Accounts including those pursuing Blackstone’s “Strategic Partners” strategy, sponsor or manage various funds, vehicles and accounts that, like us, invest a substantial amount of their assets in interests in private funds, including both funds sponsored or managed by other Blackstone affiliates and funds sponsored or managed by third parties, through secondary market purchases of such interests and primary commitments to such funds. Such Other Blackstone Accounts may, from time to time, participate in investments alongside us. This will from time to time result in such Other Blackstone Accounts receiving a significant share of an investment opportunity in which we participate, including, potentially, in connection with a substantial portion of the investments made by us. In addition, circumstances could arise where there is an investment opportunity that is suitable for both us and such Other Blackstone Accounts and, instead of us participating in the investment directly alongside such Other Blackstone Accounts, we will participate in the investment indirectly through an investment in one of such Other Blackstone Accounts that, in turn, participates in that investment directly. In such circumstances, although we would not bear management fees or performance fees in connection with a Primary Commitment to such Other Blackstone Accounts, we would bear other expenses related to such Other Blackstone Accounts and thus we could ultimately be required to pay a higher amount of expenses in connection with the investment than we would have otherwise paid had we participated in the investment directly. Additionally, formal information barriers in place between the Other Blackstone Accounts pursuing Blackstone’s “Strategic Partners” strategy and other Blackstone business units could restrict the flow of information about investment opportunities to the Sponsor. Such restrictions could, in some circumstances, prevent the Other Blackstone Accounts from sharing an investment opportunity with the Sponsor (including in cases where the investment opportunity is suitable for us) or from discussing with the Sponsor an investment made jointly by such Other Blackstone Account and ourselves.
Certain Other Blackstone Accounts (including those pursuing Blackstone’s “Total Alternatives Solution” strategy), similar to us, are part of a multi-strategy program designed to provide investors with exposure to a multitude of Blackstone’s investment programs. However, the investment strategy of such Other Blackstone Accounts pursuing Blackstone’s “Total Alternatives Solution” strategy differs from ours in certain important respects. For example, such Other Blackstone Accounts, relative to us, invest in a broader mix of Blackstone’s key investment program. The overlapping objectives of ours and such Other Blackstone Accounts referred to in this paragraph could also give rise to conflicts of interest relating to the allocation of investment opportunities, which Blackstone will seek to resolve in a fair and equitable manner, although there is no assurance that Blackstone will be able to do so.
Potential investors should note that the terms of the existing and future Other Blackstone Accounts alongside which we may invest (including with respect to the economic terms such as management fees and performance-based compensation and the calculations, timing and amount thereof, investment limitations, co-investment
arrangements, geographic and/or sector focus/limitations, veto rights with respect to investments, liquidity rights, diversification parameters and any governance rights, reporting rights or information rights afforded to limited partners of such Other Blackstone Accounts and other matters) may materially differ, and may in some instances be materially more favorable to the investors in such Other Blackstone Accounts. For example, one or more Other Blackstone Accounts may have investment objectives that are more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than our investment objectives. Such different terms will from time to time create potential conflicts of interests for the Sponsor or its affiliates, including with respect to the allocation of investment opportunities and may otherwise impact the calculation and presentation of investment returns. In particular, the existence of different rates of performance-based compensation may create a potential conflict of interest for the Sponsor or its affiliates in connection with the allocation of investment opportunities.
Our Investors who independently are also investors in Other Blackstone Accounts may be subject to more concentration risk given the potential exposure to the same underlying deals through multiple avenues.
The Sponsor will share personnel (including our Investment Committee members, Review Committee members and investment team members) and resources with other Blackstone businesses. The overlap between these businesses and the Sponsor may result in us participating to a lesser degree or not at all in certain investments that are allocated to the Other Blackstone Accounts.

Blackstone will be permitted to make investments alongside us (including via participation by Blackstone affiliates, professionals, employees and related parties, and entities and other key advisors and relationships of Blackstone, including in certain circumstances, Other Blackstone Accounts). In addition, the Sponsor will, in certain circumstances, permit certain Blackstone personnel and other professionals responsible for portfolio operations and other similar operational initiatives with respect to one or more of our Portfolio Entities to participate in these side-by-side
rights on an
investment-by-investment
basis. We may also participate in Blackstone’s
side-by-side
rights with respect to Other Blackstone Accounts. The Sponsor intends to limit participation by any such professionals to investments involving our Portfolio Entities with respect to which the Sponsor expects in good faith that such professionals will be materially involved following the consummation of such investment. Such side-by-side
investments will generally result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side
investment rights. Blackstone generally receives no fees in relation to side-by-side
investments, but will often receive additional income in fees and performance compensation from Other Blackstone Accounts in connection with such investments. Additionally, Other Blackstone Accounts and former Blackstone employees and professionals (and their relatives and related endowment funds) will be permitted (or have the preferred right) to participate in Blackstone’s side-by-side
co-investment
rights (and may be allocated a substantial portion of Blackstone’s side-by-side
co-investment
rights (and in some cases, a majority)). In particular, the Other Blackstone Accounts pursuing Blackstone’s “Total Alternatives Solution” strategy, which invest in, or alongside, multiple Blackstone funds, will participate in investments alongside us pursuant to Blackstone’s side-by-side
investment rights, and in such cases Blackstone would be eligible to receive fees and carried interest from the investors in such vehicles (as determined in Blackstone’s sole discretion). Additionally, such Other Blackstone Accounts will participate in investments alongside us or funds outside of Blackstone’s side-by-side
program. The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Blackstone Accounts. Such variation may create an incentive for Blackstone to allocate a greater percentage of an investment opportunity to us or such Other Blackstone Accounts, as the case may be.
We may from time to time participate in investments in or relating to Portfolio Entities of Blackstone (including BXi, as defined below), Other Blackstone Accounts, and any successor fund of such Other Blackstone Accounts may also participate in investments relating to Portfolio Entities in which we may have an investment (or vice versa), including, for example, investments in or relating to Portfolio Entities that represent “platform” investments where additional opportunities to invest are made available to the Sponsor, where the Sponsor and/or its affiliates determine that doing so is appropriate under the circumstances. Additionally, such related Portfolio Entities may be managed together (including, for example, the use of the same third-party manager(s) or service provider(s)) or otherwise operated as part of the same “platform,” combined and/or otherwise sold together as a part of a single transaction or series of related transactions. Such arrangements may result in our interest in any such investment being subject to dilution and may give rise to other significant risks and conflicts of interest and there can be no assurance that we will not be adversely affected by such arrangements. For example, we, any such platform entities, Portfolio Entities and other vehicles or entities in which one or more affiliates of Blackstone hold an interest (including, but not limited to, Other Blackstone Accounts and their affiliates) may engage in activities that compete with those of ours and certain Other Blackstone Accounts and otherwise make investments of a type that would be suitable for the same. Such activities may result in allocations of investment opportunities to any such “platform” entities, permanent capital vehicles, accounts or other entities controlled by or in which an affiliate of Blackstone holds an interest and consequently may result in us and/or certain Other Blackstone Accounts not participating (and/or not participating to the same extent) in certain investment opportunities in which it would have otherwise participated. Similarly, we may from time to time invest in Portfolio Entities in which Other Blackstone Accounts and/or Blackstone have pre-existing
investments. For example, Blackstone, through Blackstone Innovations (“BXi”), frequently makes minority investments in early-stage companies, and we may later also invest in one or more such companies. Additionally, Portfolio Entities of Blackstone may raise additional capital in the future at a time when those funds do not have sufficient reserves to take their pro rata share of such capital raise, and in such instances we may take any amount that those funds are unable to participate in. Given the potential benefits to BXi and/or Blackstone and/or such Other Blackstone Accounts (including, for example, higher valuations on its investment, the potential receipt of proceeds from our investment or, if the company is distressed, the potential for additional financial support), the Sponsor may be incentivized to cause us to invest in such companies and there can be no assurances that the related conflicts of interests (including as it relates to the valuation at which we invest) will be resolved in a manner favorable to us. In instances where we invest at a significantly higher (or lower) valuation than BXi, Blackstone and/or such Other Blackstone Accounts, we and such other vehicle(s) will potentially have conflicting interests in the event the value of the company declines (or increases) following the time of our investment. Additionally, we, BXi and such Other Blackstone Accounts will generally have different investment periods or expiration dates and/or investment objectives (including return profiles), which differences may be heightened as a result of their investments being made at different times and valuations from us, and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, we and/or such other parties may dispose of any such shared investment at different times and on different terms. The consent of the Board of Directors is not required in connection with such investments in which Blackstone or Other Blackstone Accounts have a pre-existing
interest.
Blackstone has also entered into investment management arrangements whereby it provides investment management services for compensation to certain insurance companies and affiliates thereof (“Special BIS Clients”), Allstate Life Insurance Company and certain of its affiliates (including any successors, “ALIC”). ALIC is a Portfolio Entity of an Other Blackstone Account. The Special BIS Clients make investments across a variety of asset classes (including investments that may otherwise be appropriate for us). In the future, Blackstone will likely enter into similar arrangements with other Portfolio Entities of ours, Other Blackstone Accounts, or other insurance companies. Such arrangements may reduce the allocations of investments to us, and Blackstone may be incentivized to allocate investments away from us to the Special BIS Clients or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to our terms. In addition, Blackstone acquired a 9.9% equity interest in the parent company of American International Group Inc.’s life and retirement business (“AIG L&R”), and in connection therewith Blackstone
ISG-II
Advisors L.L.C. entered into a similar long-term asset management partnership with certain subsidiaries of AIG L&R to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio (in addition to Blackstone’s indirect economic interest in investments made under such arrangements, as a partial owner of AIG L&R). The considerations described above will also generally apply to the AIG L&R investment and arrangement, and Blackstone will be incentivized to allocate investment opportunities (in whole or in part) to AIG L&R in lieu of us by virtue of both its compensation under such arrangements and its ownership interest in AIG L&R.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located at 345 Park Avenue, New York, NY, 10154, and are provided by the Sponsor. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings
Neither we, the General Partner, the Investment Manager nor the BX Managers are currently subject to any pending material legal proceedings against us, the General Partner, the Investment Manager or the BX Managers. From time to time, we, the Sponsor or the BX Managers may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of December 31, 2022, the Investment Manager was our only Unitholder. These Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
Market Information
Our outstanding Units will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our Units currently, nor can we give any assurance that one will develop.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (a) except as permitted under the Partnership Agreement and (b) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Holders
Please see “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for disclosure regarding the holders of our Units.
Distributions
BXPE may declare distributions from time to time. However, the Fund cannot guarantee that it will make distributions, and any distributions will be made at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, BXPE’s distribution rates and payment frequency may vary from time to time.
Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on Class S Units, Class D Units and Class I Units may differ if different Class-specific fees and expenses are deducted from the gross distributions for each Class. In the event that the Fund makes a distribution, we intend to adopt an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution, each Unitholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions. See “Part I. Item 1. Business — Distribution Reinvestment Plan.”

Item 6.	(Reserved)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with BXPE’s financial statement and the related notes included within this Annual Report on Form
10-K.
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
We expect to access Private Equity Investments in a variety of ways, including through:

•	Direct Investments — Investments in companies and other private assets,

•	Secondary Investments — Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third-party managers, and

•	Primary Commitments — Capital commitments to commingled, blind pool investment funds managed by Blackstone or third-party managers.
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

On November 4, 2022, the BXPE Funds entered into an unsecured, uncommitted line of credit (“Line of Credit”) up to a maximum amount of $300 million with Finco. The Line of Credit expires on November 4, 2023, subject to one-year
extension options requiring Finco approval. The interest rate on the unpaid balance of the principal balance amount of each loan is the applicable Secured Overnight Financing Rate plus 3.00%.
For additional information see “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Warehousing Agreement” and “— Note 7. Line of Credit Agreement.”
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
Expenses
The Investment Manager has agreed to advance organizational and offering expenses on behalf of BXPE (including legal, accounting, and other expenses attributable to BXPE’s organization, but excluding upfront selling commissions, placement fees, subscription fees or similar fees and servicing fees) (“Fund Expenses”) through the first anniversary of the date on which BXPE first accepts third-party investors and commences investment operations. BXPE will reimburse the Investment Manager for all such advanced expenses ratably over a
60-month
period following the first anniversary of the applicable date on which BXPE accepts third-party investors and commences investment operations.
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Investment Manager.
BXPE will bear all expenses of its operations, including, but not limited to (a) investment management fees paid to the Investment Manager pursuant to BXPE’s Investment Management Agreement, (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity, including but not limited to: legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXPE; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services), and (c) all other expenses of BXPE’s operations, administrations and transactions.
Results of Operations
As of December 31, 2022, we had not yet commenced investment operations.

Financial Condition, Liquidity and Capital Resources
As of March 17, 2023, we have not yet commenced investment operations. On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of December 31, 2022, the Investment Manager was our only Unitholder.
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
Recent Accounting Developments
Information regarding recent accounting developments and their impact on BXPE can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We will be subject to financial market risks, including changes in interest rates. We plan to invest primarily in Private Equity Investments. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Board and General Partner in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in the BXPE net asset value may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholder and the Board of Directors of Blackstone Private Equity Strategies Fund L.P.:
Opinion on the Financial Statement
We have audited the accompanying consolidated statement of assets and liabilities of Blackstone Private Equity Strategies Fund L.P. and subsidiaries (collectively, “BXPE”) as of December 31, 2022 and the related notes (referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of BXPE as of December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
This financial statement is the responsibility of BXPE’s management. Our responsibility is to express an opinion on BXPE’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BXPE in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. BXPE is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of BXPE’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 17, 2023
We have served as BXPE’s auditor since 2022.

Blackstone Private Equity Strategies Fund L.P.
Consolidated Statement of Assets and Liabilities
(Dollars in Thousands, Except Unit and Per Unit Data)

December 31, 2022
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

See notes to consolidated financial statement.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statement
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.    Organization
Blackstone Private Equity Strategies Fund L.P. (“BXPE”) is a Delaware limited partnership formed on April 5, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE, together with its consolidated entities, was organized to invest primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”). BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers.
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
As of December 31, 2022, BXPE had not commenced investment operations. BXPE’s first fiscal period ended on December 31, 2022.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statement of BXPE has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BXPE is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946,
Financial Services — Investment Companies
. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statement is presented fairly and that estimates made in preparing its consolidated financial statement are reasonable and prudent.
Use of Estimates
The preparation of the consolidated financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement. Actual results may ultimately differ materially from those estimates.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statement—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less.
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, at which time, costs associated with the organization of BXPE will be expensed as incurred. Costs associated with the offering of Class S, Class D and Class I Units of BXPE will be capitalized as a deferred expense and included as an asset on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of December 31, 2022, BXPE has not accepted any third-party investors and investment operations have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Consolidated Statement of Assets and Liabilities.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statement—Continued
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
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of intermediate entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity. The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE first accepts third-party investors and commences investment operations.
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
The Dealer Manager will be entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXPE’s NAV attributable to Class S Units as of the beginning of the last calendar day of the month. The Dealer Manager will be entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of BXPE’s NAV attributable to Class D Units as of the beginning of the last calendar day of the month. In calculating the servicing fee, BXPE will use the NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on BXPE’s Units. There will not be unitholder servicing fees with respect to Class I Units. The unitholder servicing fees will be payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries. See Note 5. “Net Assets” for further details.
Feeder
Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), a Cayman Islands limited partnership, is a feeder vehicle for BXPE. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
investors and
non-U.S.
investors, to participate in BXPE in a more efficient manner. Investors in the Feeder will indirectly bear a portion of the Management Fee and Performance Participation Allocation paid by BXPE, but such expenses will not be duplicated at the Feeder level.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statement—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Affiliates
The General Partner, Investment Manager, Dealer Manager, Feeder, and BXPE Lux are affiliates of BXPE.
4.    Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to Class S and Class D Units, on BXPE’s behalf through the first anniversary of the date on which BXPE first accepts third-party
investors and commences investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for all such advanced expenses ratably over the
60 months
following the Effective Date. As of December 31, 2022, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the estimated amount of $5.0 million. This amount will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, and the amount is subject to change through the first anniversary therefrom.
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
It is expected that the NAV for each Unit Class will first be determined as of the end of the first full month after BXPE has accepted third-party investors and commenced investment operations. Thereafter, the NAV for each Unit Class will be calculated monthly by the Sponsor. The NAV will be based on the month-end
values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees.
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
On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as its initial capital. As of December 31, 2022, the Investment Manager was BXPE’s only Unitholder.
6.    Warehousing Agreement
On November 4, 2022, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, of (a) BXPE and (b) BXPE Lux (together with BXPE, the “BXPE Funds”) entered into a Warehousing Agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone. Under the Warehousing Agreement, in connection with the launch of the BXPE Fund Program, Finco has agreed to acquire certain investments that have been approved by the Investment Manager and the BXPE Funds’ investment committee up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statement—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

subsequently transfer each Approved Warehoused Investment to the BXPE Funds, and the BXPE Funds have agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which the BXPE Funds have sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, the BXPE Funds will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehoused Investments that BXPE and BXPE Lux will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. Each of the BXPE Funds will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXPE and/or BXPE Lux and (b) broken deal expenses. The term of the Warehousing Agreement shall be for one year, unless extended by the mutual agreement of the parties.
7.    Line of Credit Agreement
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
8.    Subsequent Events
There have been no events since December 31, 2022 that require recognition or disclosure in the Consolidated Financial Statement.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15
under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of BXPE’s registered public accounting firm due to a transition period established by rules of the SEC.

Item 9B.	Other Information
Departure of Certain Officers
Effective as of the close of business March 15, 2023, Heather von Zuben resigned as Chief Operating Officer of the Fund. Ms. von Zuben’s resignation was in light of her appointment to Chief Operating Officer of Blackstone Credit and not the result of any disagreement relating to the Fund’s operations, policies or practices.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in
Rule 12b-2
under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States’ economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. Blackstone, which may be considered our affiliate, included the disclosure reproduced below in its Form
10-K
for the fiscal year ended December 31, 2022. We have not independently verified or participated in preparation of this disclosure:
“Atlantia S.p.A. provided the disclosure reproduced below in connection with activities during the quarter ended December 31, 2022. We have not independently verified or participated in the preparation of this disclosure.
‘Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Atlantia S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Atlantia S.p.A., pursuant to which such funds obtained a minority non-controlling
interest in Atlantia S.p.A. Atlantia S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended December 31, 2022 was less than
€
30,000. Atlantia S.p.A. does not track profits specifically attributable to these activities.’”

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to the Sponsor in accordance with the provisions of the Fund LPA and any policies of the General Partner. Our Board currently consists of four members, one of whom is an Independent Director and the General Partner may appoint additional directors to the Board from time to time. Our General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers
Information regarding the Board of Directors and executive officers are set forth below as of March 17, 2023:

Name	Age	Position	Position Held Since
Christopher James	47	Chairperson, Chairperson of the Board	2022
Todd Hirsch	48	Co-President	2022
Thomas Morrison	57	Co-President	2022
Christopher Striano	47	Chief Financial Officer	2022
David Blitzer	53	Director	2022
Joan Solotar	58	Director	2022
Raymond J. Beier	66	Independent Director	2022
Grace Vandecruze	59	Independent Director	2022
Each director will hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.
Each officer holds office at the pleasure of the General Partner until his or her successor is duly appointed and qualified.
Biographical Information
Directors
Our directors have been divided into two groups — Independent Directors and
Non-Independent
Directors.
The status of an independent director under the Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Fund Manual or other standards determined by the General Partner.
Non-Independent
Directors
Christopher James
is the Chairperson of BXPE and our Board of Directors, a Senior Managing Director and the Chief Operating Officer of Blackstone’s Tactical Opportunities Group (“Tac Opps”), based in New York. Mr. James is a member of the Investment Committee for BXPE, Tac Opps and Blackstone Growth funds. Prior to launching Tac Opps in 2012, Mr. James previously managed a number of the firm’s business development efforts and strategic initiatives across asset classes and investment products. Since joining Blackstone in 2006, Mr. James has led the organization of a number of new Blackstone investment products as well as the execution of the firm’s initial public offering and the firm’s investments in GSO, Pátria Investments and Strategic Partners. He has served on the boards of past Blackstone portfolio companies and currently serves on the boards of Blackstone Residential Trust and CDL. Mr. James received a B.S. from Duke University and a J.D. from Harvard Law School. Mr. James is a valuable member of our Board of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Tac Opps and Blackstone’s private equity strategies.
David Blitzer
is a member of our Board of Directors, a Senior Managing Director at Blackstone and Global Head of Blackstone’s Tac Opps, and a member of the firm’s Management Committee. Mr. Blitzer is a member of the Investment Committee for BXPE and is also involved in the Tac Opps Investment Committee. Tac Opps is Blackstone’s opportunistic investment business which invests globally across asset classes and industries and seeks to identify and execute on attractive, differentiated investment opportunities. Prior to launching Tac Opps, Mr. Blitzer had been involved in the execution of Blackstone investments across a variety of asset classes, including establishing and leading Blackstone’s European private equity business. He joined Blackstone in 1991. Mr. Blitzer currently serves on the Boards of Dream, a youth development organization servicing over 2,200 inner city children, and the Riverdale Country School, the Advisory Board of the Mount Sinai Surgical Department, the Board of Overseers at the Wharton School and the Board of Trustees at the University of Pennsylvania. Mr. Blitzer is based in New York and graduated magna cum laude from the Wharton School of the University of Pennsylvania. Mr. Blitzer is a valuable member of our Board of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Tac Opps and Blackstone’s private equity strategies.
Joan Solotar
is a member of the Board of Directors and the Investment Committee of BXPE. She is a Senior Managing Director at Blackstone, Global Head of Private Wealth Solutions, and a member of the firm’s Management Committee. Blackstone’s Private Wealth Solutions’ mission is to bring institutional quality products across a broad spectrum of alternative asset classes to high net worth clients and their advisors. Ms. Solotar also serves on the board of directors of First Eagle Investment Management. Before joining Blackstone in 2007, Ms. Solotar was Head of Equity Research at Bank of America Securities and a highly ranked Institutional Investor All Star financial services analyst at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Solotar is a member of the Board of Trustees of East Harlem Tutorial Program and East Harlem Scholars Academies. She wrote a Harvard Business Review article entitled, “Truths for our Daughters,” and co-authored,
“Truths from My Daughter.” Ms. Solotar received a B.S. in Management Information Systems from the State University of New York at Albany and an M.B.A. in Finance from New York University. Ms. Solotar is a valuable member of our Board of Directors due to her extensive experience in capital markets, delivering a broad array of Blackstone funds to individual investors, and her leadership as global head of Blackstone’s Private Wealth Solutions group.
Independent Directors
Raymond J. Beier
is a member of our Board of Directors. Mr. Beier also has served as a director and Audit Committee Chair of Blackstone Real Estate Income Trust, Inc. since its inception in July 2016. Before then, he was a partner in the financial services practice at PricewaterhouseCoopers LLP, having been with the firm from 1993 to 2016. Mr. Beier has extensive experience in financial reporting matters relating to mergers, acquisitions and corporate finance transactions. Mr. Beier served in a variety of roles at PricewaterhouseCoopers LLP, including as a member of the National Office leadership team responsible for its strategic policy and analysis group and as a senior partner in the transaction services group. Mr. Beier also served on various PricewaterhouseCoopers committees, including the Global Private Equity Committee and the Extended Leadership Committee. Mr. Beier received a B.S. in Accounting, summa cum laude, from the University of Minnesota — Duluth and an M.B.A. from the University of Minnesota — Carlson School of Management. Mr. Beier also serves on the Chancellor’s Advisory Board at the University of Minnesota — Duluth. Mr. Beier is a valuable member of our board of directors because of his extensive experience with accounting and financial reporting matters, especially relating to mergers, acquisitions and corporate finance transactions.

Grace Vandecruze
is a member of our Board of Directors. Ms. Vandecruze has served as the Managing Director of Grace Global Capital LLC since 2006 and the Chief Financial Officer of ShoulderUp Technology Acquisition Corp since 2021. She also serves on the board of directors of Link Logistics Real Estate, Resolution Holdings, The Doctors Company and the PIMCO
closed-end
fund complex. Ms. Vandecruze also serves on the Wharton Graduate Executive Board. Ms. Vandecruze has extensive experience in investment banking and financial advisory matters relating to mergers, acquisitions and corporate finance transactions. She began her career as an auditor in public accounting at Ernst & Young and Grant Thornton. She also wrote the book “
Homeless to Millionaire — 6 Keys to UPLIFT your Financial Abundance.
” Ms. Vandecruze received a B.B.A. in Accounting from Pace University and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Vandecruze is also a certified public accountant and an active member of the American Institute of Certified Public Accountants. Ms. Vandecruze is a valuable member of our board of directors because of her extensive investment banking and financial experience, especially relating to mergers, acquisitions and corporate finance transactions, and her history advising public, private and private equity-backed companies.
Executive Officers
For information concerning the background of Mr. James see
“— Non-Independent
Directors” above.
Todd Hirsch
is the
Co-President
of BXPE, and is currently a Senior Managing Director in Blackstone’s Tac Opps. He has led a number of Tac Opps’ current and past investments including InComm Payments, North American Bancard, PayPal Credit, Global Supply Chain Finance, Peridot Payments, BTIG, CF SPAC, Acrisure, Draken, Amergint Technologies, Danbury Mission Technologies, Bridger Aerospace, Van Metre Homebuilders, Hudson Structured Capital Management, YES Networks, ZO Skin Health, Valkyrie Aviation, GeoComply Solutions, Certified Collectibles Group, DECA Dental, Life Sciences Logistics, Aqua Finance and Recurrent Ventures. Before joining Blackstone in 2013, Mr. Hirsch was a Managing Director and Head of Credit Structuring at Deutsche Bank where he sourced and structured transactions for a wide range of corporate and institutional clients across multiple products including credit opportunities, asset finance, specialty finance, commercial real estate, bank and non-bank
financial institutions, asset-backed securities and collateralized loan obligations. Prior to that, Mr. Hirsch was responsible for making and managing private equity investments in middle market companies as a Vice President at Littlejohn & Co. LLC. Mr. Hirsch was a senior executive at several middle market companies that were sold to private equity firms prior to joining Littlejohn. He started his career at Schroder Wertheim & Co. as an analyst after graduating magna cum laude from Duke University.
Thomas Morrison
is a Senior Managing Director of Blackstone and
Co-President
of BXPE. Mr. Morrison joined Blackstone in 2011 to lead the firm’s Equity Capital Markets activities across all investment businesses globally. In 2020, he joined the firm’s Private Wealth Solutions group to focus on senior relationships with private wealth investment firms, and strategic initiatives focused on expanding access with new products, geographies, model portfolios, co-investments
and capital markets. He is an Advisory Council Member for the Chartered Alternative Investment Analyst Association, an Advisory Board Member for the Kellogg Finance Network, and is
Co-Chairman
of the Friends of Harvard Basketball. Mr. Morrison received a B.A. from Harvard College, majoring in Economics. He also received an M.B.A. from the Kellogg Graduate School of Management, with majors in Management, Finance, and Marketing. Mr. Morrison also studied at the University of London, University College.
Christopher Striano
is our Chief Financial Officer. He is the Chief Operating Officer of Global Finance at Blackstone. Mr. Striano provides supervisory oversight to the day-to-day
administration of Finance and is responsible for the Financial Middle Office, Investment & Corporate Operations, Global Fund Finance, Global Corporate Services, Procurement and Transformation groups. Previously he served as Blackstone’s Chief Accounting Officer also responsible for the Firm’s accounting policy and SEC Reporting. Prior to that, Mr. Striano served as Head of the firm’s Financial Planning and Analysis group, where his responsibilities included the firm’s global forecast process, business unit and firm-wide strategic planning, managing ratings agency relationships, new business initiatives and various special projects. He joined Blackstone in 1998. Mr. Striano received a B.S. in Accounting with a minor in Finance from St. John’s University and serves as a trustee at Bayshore Hackensack Meridian Hospital in New Jersey.

Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board. We intended to enter into the Investment Management Agreement pursuant to which the Investment Manager, an affiliate of the General Partner, will manage the Fund on a day-to-day
basis. The Board is currently composed of five members, two of whom are Independent Directors. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the Sponsor in fulfilling their oversight responsibilities.
Committees
The Board of Directors has an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is currently composed of Mr. Beier and Ms. Vandecruze, each of whom is an Independent Director. Mr. Beier serves as Chair of the Audit Committee. Our Board determined that Mr. Beier is an “audit committee financial expert” as that term is defined under Item 407 of Regulation
S-K,
as promulgated under the Exchange Act.
The General Partner may appoint additional directors to the Board and the Audit Committee from time to time.
In accordance with its written charter to be adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e) pre-approves
all audit and
non-audit
services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board.
Investment Committee
All Investments led by BXPE are reviewed and approved by the BXPE Investment Committee of the Investment Manager. Investments led by Other Blackstone Accounts that are shared by BXPE are reviewed and approved by a subset of the BXPE Investment Committee to ensure that investments led by Other Blackstone Accounts are consistent with the BXPE investment mandate and the portfolio allocation described herein.
The BXPE Investment Committee process emphasizes a consensus-based approach to decision-making among the members and is the same process that Blackstone has adopted since inception. In addition, BXPE will benefit from the breadth of the entire PE Platform, including the various investment, asset management, portfolio operations, finance, investor relations, and legal and compliance professionals located around the globe. These resources provide valuable real-time, proprietary market data that are expected to enable BXPE to identify and act on market conditions and trends more rapidly than competitors and target specific themes with conviction.
The BXPE Investment Committee is comprised of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray, David Blitzer, Joan Solotar, Joseph Baratta, Michael Chae, Christopher James, Lionel Assant, Vik Sawhney, Prakash Melwani and Todd Hirsch.

For information concerning the background of Mr. Hirsch, Mr. James and Ms. Solotar, see “— Biographical Information — Directors — Executive Officers” and
“— Non-Independent
Directors” above. Information concerning the background of the remainder of the members of the Investment Committee) is set forth below:
Jonathan (“Jon”) Gray
is President and Chief Operating Officer of Blackstone, and is a member of Blackstone’s Board of Directors. He sits on its Management Committee and most of its investment committees. Mr. Gray previously served as the firm’s Global Head of Real Estate, which he helped to build into the largest real estate platform in the world. He joined Blackstone in 1992. Mr. Gray currently serves as Chairman of the Board of Hilton Worldwide. He also serves on the board of Harlem Village Academies. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of BRCA related cancers. They also established NYC Kids RISE in partnership with the City of New York to accelerate college savings for low income children. Mr. Gray received a B.S. in Economics from the Wharton School, as well as a B.A. in English from the College of Arts and Sciences at the University of Pennsylvania.
Joseph Baratta
is the Global Head of Private Equity and a member of Blackstone’s Board of Directors. He is also a member of the firm’s Management Committee and serves on many of the firm’s investment committees. Mr. Baratta joined Blackstone in 1998 and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Since 2012, Mr. Baratta has served as the firm’s Global Head of Private Equity and is located in New York. Mr. Baratta has served on the boards of many past Blackstone portfolio companies and currently serves as a member or observer on the boards of Ancestry, Candle Media, First Eagle Investment Management, Medline and Merlin Entertainments Group. He is also a member of the Board of Trustees of Georgetown University; is a trustee of the Tate Foundation; and serves on the board of Year Up, an organization focused on youth employment. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta graduated magna cum laude from Georgetown University.
Michael Chae
is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee. Mr. Chae has management responsibility over the firm’s global finance, treasury, technology and corporate development functions. He chairs the firm’s Valuation and Enterprise Risk Committees, and is a member of investment committees across most of the firm’s businesses. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia Pacific, and as a senior partner in the U.S. Private Equity business, where he led numerous Blackstone investments and served on the boards of many private and publicly traded portfolio companies. Before joining Blackstone, Mr. Chae previously worked at The Carlyle Group and Dillon, Read & Co. He has been active in the non-profit
world with a focus on education and policy. Mr. Chae served as the President of the Board of Trustees of the Lawrenceville School, and remains a Trustee Emeritus and co-chair
of its capital campaign. He is a trustee of the St. Bernard’s School, a former trustee of KIPP NYC, and recently founded the Chae Initiative in Private Sector Leadership at Yale Law School. He is a member of the Council on Foreign Relations and the Board of Trustees of the Asia Society, where he chairs its Nominating Committee. Mr. Chae received an A.B. from Harvard College, an MPhil. in International Relations from Cambridge University and a J.D. from Yale Law School.
Lionel Assant
is the European Head of Private Equity for Blackstone, based in London. In addition, Mr. Assant is a member of the Investment Committee for BXPE, Tactical Opportunities and Blackstone Growth Equity (BXG) funds. Since joining Blackstone in 2003, Mr. Assant has been involved in various European investments and investment opportunities. Before joining Blackstone, Mr. Assant was an Executive Director at Goldman Sachs where he worked for seven years in the Mergers & Acquisitions, Asset Management and Private Equity divisions. He serves as a Director of Cerdia, Clarion Events, Schenck Process, CIRSA, the National Exhibition Centre, BME (formerly CRH Building Materials Distribution) Bourne Leisure and VFS. Mr. Assant served on the boards of Gerresheimer, Klockner Pentaplast, Mivisa, United Biscuits, Alliance Automotive Group, Tangerine, Intertrust and Armacell. Mr. Assant is also involved with Impetus, a charitable foundation which provides resources to improve the lives of children and young people living in poverty. Mr. Assant graduated from the Ecole Polytechnique with a Master’s degree in Economics.

Vik Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, and prior to that was an Associate at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney represented Blackstone as a Rockefeller Fellow during 2010-2011, and currently sits on the board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization. He graduated from Dartmouth College and received a J.D. from Harvard Law School.
Prakash A. Melwani
is the Global Chief Investment Officer of the Private Equity Group and the Executive Chairman of the firm’s Private Equity business in Asia. Mr. Melwani is also a member of the Investment Committee for BXPE. Since joining Blackstone in 2003, Mr. Melwani has led a number of the firm’s investments including Texas Genco, Ariel Re, Pinnacle Foods, Performance Food Group, Crocs and Ascend Learning. He serves as Chairman of Ascend Learning. Mr. Melwani serves on the Board of Dean’s Advisors at Harvard Business School, the President’s Council on International Activities at Yale University, and the Board of Cambridge in America. He sits on the Board of the International Rescue Committee and is a member of the Council on Foreign Relations. Mr. Melwani received a First Class Honors degree in Economics from Cambridge University, England, and an M.B.A. with High Distinction from the Harvard Business School, where he graduated as a Baker Scholar and a Loeb Rhodes Fellow.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer, directors, officers and employees (if any). We intend to disclose any amendment to or waiver of our Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in an
8-K
filing.

Item 11.	Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Manager, the General Partner or their affiliates, pursuant to the terms of the Investment Management Agreement and the Partnership Agreement, as applicable. Our day-to-day
investment operations will be managed by the Sponsor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Investment Manager or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the General Partner, the Investment Manager and/or their affiliates for Fund Expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXPE; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and
Non-Independent
Directors, through their financial interests in the Sponsor, are entitled to a portion of the profits earned by the Sponsor, which includes any fees, including compensation discussed herein, payable to the Sponsor under the terms of the Investment Management Agreement and the Partnership Agreement, as applicable, less expenses incurred by the Sponsor in performing its services under the Investment Management Agreement and the Partnership Agreement, as applicable. See “Part I. Item 1. Business — Investment Management Agreement” and “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors
No compensation is paid to our directors who are not Independent Directors. We pay each Independent Director: (a) $100,000 per year (prorated for any partial year) and (b) an additional fee of $10,000 per year for the Chair of the Audit Committee, with 75% of the total compensation under (a) and (b) payable in cash and the remaining 25% of the total compensation under (a) and (b) payable in restricted units of the Fund that vest one year from the date of grant. However, each Independent Director may elect to increase up to 100% the portion of total compensation paid in restricted Units. We are also authorized to pay the reasonable out-of-pocket
expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
Compensation Committee Interlocks and Insider Participation
We do not currently have a compensation committee or other board committee performing equivalent functions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
We have not yet commenced investment operations. On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of December 31, 2022, the Investment Manager was our only Unitholder. As of March 16, 2023, the following table sets out certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding Units, each of our directors and executive officers and all officers and directors as a group.

	Type of Ownership	Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	Number	% of Class
Blackstone Private Investments Advisors L.L.C. (a)	Record/Beneficial	4,000	100%
Christopher James (b)	n/a	—	—
Todd Hirsch (b)	n/a	—	—
Thomas Morrison (b)	n/a	—	—
Christopher Striano (b)	n/a	—	—
David Blitzer (b)	n/a	—	—
Joan Solotar (b)	n/a	—	—
Raymond J. Beier (b)	n/a	—	—
Grace Vandecruze (b)	n/a	—	—
All current executive officers and directors as a group (8 persons)	n/a	—	—

(a)	The address for Blackstone Private Investments Advisors L.L.C. is 345 Park Avenue, New York, New York 10154.
(b)	The address for each of our officers and directors is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement; Partnership Agreement
We intend to enter into the Investment Management Agreement with the Investment Manager pursuant to which we will pay management fees and certain fund expenses. We also intend to enter into an Amended and Restated Partnership Agreement, pursuant to which the Recipient will be entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement and the Partnership Agreement, we will reimburse the Investment Manager and General Partner for certain expenses as they occur. See “Part I. Item 1. Business — Investment Management Agreement” and “— Partnership Agreement.” Each of the Investment Management Agreement and the Partnership Agreement has been approved by the Board, including the Independent Directors.
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors has adopted a written policy on transactions with related persons. Under the policy, the Independent Directors must review and approve any “related person transaction” (defined as any transaction that (a) requires Independent Director approval pursuant to the Partnership Agreement and governance guidelines, (b) would be required to be disclosed by us under Item 404(a) of Regulation
S-K
in which we were or are to be a participant (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation
S-K)
had or will have a direct or indirect material interest) and all material facts with respect thereto, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of our Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of our Board of Directors. Our Independent Directors fulfill the obligations under this policy.
In reviewing a related person transaction or proposed related person transaction, our Independent Directors shall consider all relevant facts and circumstances, including without limitation: (a) the relationship of the related person to the Fund, (b) the nature and extent of the related person’s interest in the transaction, (c) the material terms of the transaction, (d) the business purpose of the transaction, (e) the importance and fairness of the transaction for both us and the related person, (f) whether the transaction would likely impair the judgment of a director or executive officer to act in our best interest, (g) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related
persons, if any, and (h) any other matters that management or our Independent Directors deem appropriate.
In addition, the policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director
or director nominee, considers whether such transaction would compromise the director or director nominee’s status as an “independent”
or “non-employee” director,
as applicable, under our Partnership Agreement, our governance guidelines and our Code of Business Conduct and Ethics.
Certain Business Relationships
Certain of our current directors and officers are directors, officers or employees of the Investment Manager.

Promoters and Certain Control Persons
The Sponsor may be deemed a promoter of the Fund. We will enter into the Investment Management Agreement with the Investment Manager and the Partnership Agreement with the General Partner. The Investment Manager, for its services to us, will be entitled to receive Management Fees in addition to the reimbursement of certain expenses. The General Partner or the Recipient will also be entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement and Partnership Agreement, to the extent permitted by applicable law, we will indemnify the Investment Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”

Item 14.	Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates:

Year Ended December 31, 2022
Audit Fees (a)	$30,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

$30,000

(a)
Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our registration statement on Form 10 and our Annual Report on Form
10-K
and services attendant to, or required by, statute or regulation, and (2) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form
10-Q.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements:
See Item 8 above.

2.	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Limited Partnership Agreement (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on May 20, 2022).

3.2	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on May 20, 2022).

3.3
Certificate of Amendment to Certificate of Limited Partnership Agreement (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the SEC on May 20, 2022).

3.4
Form of Amended and Restated Limited Partnership Agreement (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed with the SEC on July 15, 2022).

4.1*	Description of Securities.

10.1	Form of Investment Management Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed with the SEC on July 15, 2022).

10.2
Warehousing Agreement, dated as of November 4, 2022, by and among Blackstone Holdings Finance Co. L.L.C., Blackstone Private Investment Advisors L.L.C., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund SICAV — BXPE Feeder SICAV — I, and Blackstone Private Equity Strategies Fund (Master) FCP — BXPE Master FCP — I (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 8, 2022).

10.3
Uncommitted Unsecured Line of Credit, dated as of November 4, 2022, between Blackstone Holdings Finance Co. L.L.C., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund SICAV — BXPE Feeder SICAV — I. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 8, 2022).

14.1*	Code of Business Conduct and Ethics.

20.1	Privacy Policy Notice (incorporated herein by reference to Exhibit 20.1 to the Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed with the SEC on July 15, 2022).

20.2
Privacy Policy Notice for Non-U.S. Investors (incorporated herein by reference to Exhibit 20.2 to the Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed with the SEC on July 15, 2022).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the interactive Data File because its XBRL tabs are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Item 16.	Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 2023

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of March, 2023.

/s/ Christopher James
Christopher James, Chairperson and Chairperson of the Board
(Principal Executive Officer)

/s/ Christopher Striano
Christopher Striano, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ David Blitzer
David Blitzer, Director

/s/ Joan Solotar
Joan Solotar, Director

/s/ Raymond J. Beier
Raymond J. Beier, Director

/s/ Grace Vandecruze
Grace Vandecruze, Director