Form 10-Q
period 2023-03-31
Blackstone Private Equity Strategies Fund L.P.
filed 2023-05-12
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of May 11, 2023, the registrant had the following limited partnership units outstanding: no units of Class S, no units of Class D, and 4,000 units of Class I.

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

●
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

●	Our continuous private offering will be a “blind pool” offering and thus you will not have the opportunity to evaluate our future investments before we make them.

●
We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units.

●
We have implemented a Unit repurchase program, but there is no guarantee we will be able to make such repurchases and if we do only a limited number of Units will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions.

●	An investment in our Units is not suitable for you if you need ready access to the money you invest.

●
The purchase and repurchase price for our Units will be based on our NAV and are not based on any public trading market. While there will be independent valuations of our Direct Investments from time to time, the valuation of private equity investments is inherently subjective and our NAV may not accurately reflect the actual price at which our Investments could be liquidated on any given day.

●
The acquisition of Investments may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.

●
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

●
BXPE’s Investments may be concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2022, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	March 31,	December 31,
	2023	2022
Assets
Cash and Cash Equivalents	$100	$100

Total Assets	$100	$100

Liabilities and Equity
Total Liabilities	$—	$—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (no Units issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (no Units issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (4,000 Units issued and outstanding as of March 31, 2023 and December 31, 2022)	100	100

Total Net Assets	100	100

Total Liabilities and Net Assets	$100	$100

Net Asset Value Per Unit	$25.00	$25.00

See notes to consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements (Unaudited)
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
As of March 31, 2023, BXPE had not commenced investment operations. BXPE’s fiscal year ends on December 31.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of BXPE have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to
Form 10-Q.
BXPE is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946,
Financial Services—Investment Companies
. The consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may ultimately differ materially from those estimates.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less.
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, at which time, costs associated with the organization of BXPE will be expensed as incurred. Costs associated with the offering of Class S, Class D and Class I Units of BXPE will be capitalized as a deferred expense and included as an asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2023, BXPE has not accepted any third-party investors and investment operations have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Consolidated Statements of Assets and Liabilities.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Notes to Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Affiliates
The General Partner, Investment Manager, Dealer Manager, Feeder, and BXPE Lux are affiliates of BXPE.
4.    Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to Class S and Class D Units, on BXPE’s behalf through the first anniversary of the date on which BXPE first accepts third-party
investors and commences investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of March 31, 2023, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the estimated amount of $5.2 million. This amount will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, and the amount is subject to change through the first anniversary therefrom.
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
On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as its initial capital. As of March 31, 2023, the Investment Manager was BXPE’s only Unitholder.
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
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
7.    Line of Credit Agreement
On November 4, 2022, the BXPE Funds entered into an unsecured, uncommitted line of credit (“Line of Credit”) up to a maximum amount of $300 million with Finco. The Line of Credit expires on November 4, 2023, subject to one-year
extension options requiring Finco approval. The interest rate on the unpaid balance of the principal balance amount of each loan is the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.00%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand and (c) the date on which Blackstone Private Investments Advisors L.L.C. no longer acts as investment manager to the BXPE Funds, provided that the BXPE Funds will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the BXPE Funds have not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, each BXPE Fund is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the BXPE Funds will be permitted to (w) make distributions to avoid any entity level tax, (x) make payments to fulfill any repurchase requests of the BXPE Funds or any of their feeder vehicles pursuant to any established unit repurchase plans, (y) use funds to close any investment which the BXPE Funds committed to prior to receiving a demand notice and (z) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
8.    Subsequent Events
There have been no events since March 31, 2023 that require recognition or disclosure in the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with BXPE’s consolidated financial statements and the related notes included within this Quarterly Report on Form
10-Q.
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
Results of Operations
As of March 31, 2023, we had not yet commenced investment operations.
Financial Condition, Liquidity and Capital Resources
As of May 12, 2023, we have not yet commenced investment operations. On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of March 31, 2023, the Investment Manager was our only Unitholder.
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
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Recent Accounting Developments
Information regarding recent accounting developments and their impact on BXPE can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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
and
15d-15(f)
under the Exchange Act) that occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.   Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2022 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes from the risk factors previously disclosed. The risks described in our Annual Report on Form
10-K
are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2
01
2, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, “Atlantia S.p.A.”), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

Item 6.   Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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
Date: May 12, 2023

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher James
Name:	Christopher James
Title:	Chairperson
(Principal Executive Officer)
Date: May 12, 2023

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer)