Form 10-Q
period 2023-06-30
Blackstone Private Equity Strategies Fund L.P.
filed 2023-08-11
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of August 10, 2023, the registrant had the following limited partnership units outstanding: no units of Class S, no units of Class D, and 4,000 units of Class I.

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
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	June 30,	December 31,
	2023	2022
Assets
Cash and Cash Equivalents	$100	$100

Total Assets	$100	$100

Liabilities and Equity
Total Liabilities	$—	$—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (no Units issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (no Units issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (4,000 Units issued and outstanding as of June 30, 2023 and December 31, 2022)	100	100

Total Net Assets	100	100

Total Liabilities and Net Assets	$100	$100

Net Asset Value Per Unit	$25.00	$25.00

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
As of June 30, 2023, BXPE had not commenced investment operations. BXPE’s fiscal year ends on December 31.
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
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, at which time, costs associated with the organization of BXPE will be expensed as incurred. Costs associated with the offering of Class S, Class D and Class I Units of BXPE will be capitalized as a deferred expense and included as an asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2023, BXPE has not accepted any third-party investors and investment operations have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Consolidated Statements of Assets and Liabilities.
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
Affiliates
The General Partner, Investment Manager, Dealer Manager, Feeder, and BXPE Lux are affiliates of BXPE.
4.    Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to Class S and Class D Units, on BXPE’s behalf through the first anniversary of the date on which BXPE first accepts third-party
investors and commences investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of June 30, 2023, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the estimated amount of $5.3 million. This amount will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, and the amount is subject to change through the first anniversary therefrom.
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
On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as its initial capital. As of June 30, 2023, the Investment Manager was BXPE’s only Unitholder.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6.    Warehousing Agreement
On November 4, 2022, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, of (a) BXPE and (b) BXPE Lux (together with BXPE, the “BXPE Funds”) entered into a Warehousing Agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone. Under the Warehousing Agreement, in connection with the launch of the BXPE Fund Program, Finco has agreed to acquire certain investments that have been approved by the Investment Manager and the BXPE Funds’ investment committee up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to subsequently transfer each Approved Warehoused Investment to the BXPE Funds, and the BXPE Funds have agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which the BXPE Funds have sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.    Subsequent Events
On July 24, 2023, the BXPE Funds’ investment committee and the Investment Manager approved the purchase of one equity investment and one debt investment, with a maximum equity exposure of $75 million, pursuant to the Warehousing Agreement discussed in Note 6. “Warehousing Agreement.” The investments are subject to customary closing conditions, and BXPE’s obligation to purchase either of the investments from Finco is contingent upon BXPE raising sufficient capital to purchase such assets as determined by the Investment Manager. The Investment Manager has not determined the portions of the investments that will be allocated between BXPE and BXPE Lux and it is not certain whether BXPE will ultimately acquire such investments.

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
Results of Operations
As of June 30, 2023, we had not yet commenced investment operations.
Financial Condition, Liquidity and Capital Resources
As of August 11, 2023, we have not yet commenced investment operations. On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of June 30, 2023, the Investment Manager was our only Unitholder.
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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, “Atlantia S.p.A.”), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
Appointment of Certain Officers
Appointment of Chief Operating Officer
On August 8, 2023, the General Partner appointed Susanne Desch as Chief Operating Officer of BXPE.
Susanne Desch is the Chief Operating Officer of BXPE, a Managing Director and Chief Administrative Officer of Blackstone’s Tactical Opportunities and Blackstone Growth groups. Ms. Desch joined Blackstone in 2014, after nearly 10 years at Bank of America Merrill Lynch, where she focused on Business Administration for the Global Markets and Investment Bank, followed by the Private Banking and Investment Group. Ms. Desch received a B.S. in Business Administration from Western Carolina University.
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
Date: August 11, 2023

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher James
Name:	Christopher James
Title:	Chairperson
(Principal Executive Officer)
Date: August 11, 2023

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer)