Form 10-Q
period 2023-09-30
Blackstone Private Equity Strategies Fund L.P.
filed 2023-11-09
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of November 8, 2023, the registrant had the following limited partnership units outstanding: no units of Class S, no units of Class D, and 4,000 units of Class I.

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
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	September 30,	December 31,
	2023	2022
Assets
Cash and Cash Equivalents	$100	$100

Total Assets	$100	$100

Liabilities and Equity
Total Liabilities	$—	$—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (no Units issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (no Units issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (4,000 Units issued and outstanding as of September 30, 2023 and December 31, 2022)	100	100

Total Net Assets	100	100

Total Liabilities and Net Assets	$100	$100

Net Asset Value Per Unit	$25.00	$25.00

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
As of September 30, 2023, BXPE had not commenced investment operations. BXPE’s fiscal year ends on December 31.
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
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, at which time, costs associated with the organization of BXPE will be expensed as incurred. Costs associated with the offering of Class S, Class D and Class I Units of BXPE will be capitalized as a deferred expense and included as an asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2023, BXPE has not accepted any third-party investors and investment operations have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Consolidated Statements of Assets and Liabilities.
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
Dealer Manager Agreement
On September 29, 2023, BXPE entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager will manage BXPE’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager will also coordinate BXPE’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager will be entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXPE’s NAV attributable to Class S Units as of the last day of each month. The Dealer Manager will be entitled to receive unitholder servicing fees monthly in arrears at an annual rate of
0.25% of the value
of BXPE’s NAV attributable to Class D Units as of the last day of each month. In calculating the servicing fee, BXPE will use the NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on BXPE’s Units. There will not be unitholder servicing fees with respect to Class I Units. The unitholder servicing fees will be payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries. See Note 5. “Net Assets” for further details.
Feeder
Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), a Delaware limited partnership, is a feeder vehicle for BXPE. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
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
Affiliates
The General Partner, Investment Manager, Dealer Manager, Feeder, and BXPE Lux are affiliates of BXPE.
4.    Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to Class S and Class D Units, on BXPE’s behalf through the first anniversary of the date on which BXPE first accepts third-party
investors and commences investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of September 30, 2023, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the estimated amount of $5.9 million. This amount will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, and the amount is subject to change through the first anniversary therefrom.
5.    Net Assets
In connection with its for
ma
tion, BXPE has the authority to issue an unlimited number of Units of each Unit Class.
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
On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as its initial capital. As of September 30, 2023, the Investment Manager was BXPE’s only Unitholder.

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
In July 2023, affiliates of Finco entered into definitive agreements to acquire one debt investment and one equity investment, respectively, on behalf of the BXPE Funds, with a maximum equity exposure of $75 million, pursuant to the Warehousing Agreement. In October 2023, affiliates of Finco entered into an additional commitment on one of these investments bringing the maximum equity exposure to $
130
 million. Any investments that have not yet closed are subject to customary closing conditions, and BXPE’s obligation to purchase either of the investments from Finco is contingent upon BXPE raising sufficient capital to purchase such assets as determined by the Investment Manager. The Investment Manager has not determined the portions of the investments that will be allocated between BXPE and BXPE Lux and it is not certain whether BXPE will ultimately acquire such investments.
7.    Line of Credit Agreement
On November 4, 2022, the BXPE Funds entered into an unsecured, uncommitted line of credit (“Line of Credit”) up to a maximum amount of $300 million with Finco. The Line of Credit expires on November 4, 2023, subject to one-year
extension options requiring Finco approval. The interest rate on the unpaid balance of the principal balance amount of each loan is the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.00%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand and (c) the date on which Blackstone Private Investments Advisors L.L.C. no longer acts as investment manager to the BXPE Funds, provided that the BXPE Funds will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the BXPE Funds have not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, each BXPE Fund is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the BXPE Funds will be permitted to (w) make distributions to avoid any entity level tax, (x) make payments to fulfill any repurchase

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

requests of the BXPE Funds or any of their feeder vehicles pursuant to any established unit repurchase plans, (y) use funds to close any investment which the BXPE Funds committed to prior to receiving a demand notice and (z) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other re
medies subject, in certain instances, to the expiration of an applicable cure period.
8.    Subsequent Events
Warehousing Agreement
On November 3, 2023, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, of the BXPE Funds entered into an Amended and Restated Warehousing Agreement (the “A&R Warehousing Agreement”) with Finco.
Under the A&R Warehousing Agreement, in connection with the launch and ramp of the BXPE Fund Program, Finco and its affiliates have agreed to acquire certain investments up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of each Approved Warehoused Investment. The other key terms of the A&R Warehousing Agreement are the same as discussed in Note 6. “Warehousing Agreement.”
As of November 9, 2023, affiliates of Finco have acquired, or entered into definitive agreements to acquire, three equity investments and two debt investments, for a total commitment of up to $
280
million, pursuant to the A&R Warehousing Agreement. The warehoused investments include direct investments in the artificial intelligence and financial services industries and secondary investments. Any investments that have not yet closed are subject to customary closing conditions, and BXPE’s obligation to purchase any of the investments from Finco is contingent upon BXPE raising sufficient capital to purchase such assets as determined by the Investment Manager. The Investment Manager has not determined the portions of the investments that will be allocated between BXPE and BXPE Lux and it is not certain whether BXPE will ultimately acquire any such investments.
As of November 9, 2023, the unused capacity under the A&R Warehousing Agreement was $220 million.
Line of Credit Agreement
On November 3, 2023, the BXPE Funds entered into an amended and restated unsecured, uncommitted line of credit (“A&R Line of Credit”) up to a maximum amount of $300 million with Finco. The A&R Line of Credit expires on November 2, 2024, subject to one-year
extension options requiring Finco approval.
Under the A&R Line of Credit, the interest rate is: (a) prior to the date on which a BXPE Fund first accepts third-party investors and begins investment operations (the “Initial Closing Date”), a rate of 5.00% (or such lesser amount as determined by Finco in its sole discretion) and (b) on and after the Initial Closing Date, the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable SOFR plus 3.00%. See Note 7. “Line of Credit Agreement.”
Investment Activity
On October 18, 2023, BXPE and BXPE Lux entered into a definitive agreement to acquire an equity investment for a total purchase price of $75 million as part of a corporate carve out from an industrial technology company. The investment is subject to customary closing conditions. The Investment Manager has not determined the portions of the investment that will be allocated between BXPE and BXPE Lux and it is not certain whether BXPE will ultimately acquire such investment.

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
Results of Operations
As of September 30, 2023, we had not yet commenced investment operations.
Financial Condition, Liquidity and Capital Resources
As of November 9, 2023, we have not yet commenced investment operations. On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of September 30, 2023, the Investment Manager was our only Unitholder.
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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Amended and Restated Line of Credit
On November 3, 2023, the BXPE Funds entered into an amended and restated unsecured, uncommitted line of credit (“A&R Line of Credit”) up to a maximum amount of $300 million with Finco. The A&R Line of Credit expires on November 2, 2024, subject to one-year extension options requiring Finco approval.
Under the A&R Line of Credit, the interest rate is: (a) prior to the date on which a BXPE Fund first accepts third-party investors and begins investment operations (the “Initial Closing Date”), a rate of 5.00% (or such lesser amount as determined by Finco in its sole discretion) and (b) on and after the Initial Closing Date, the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable SOFR plus 3.00%. See Note 7. “Line of Credit Agreement” and Note 8. “Subsequent Events–Line of Credit Agreement” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
The description above is a summary and is qualified in its entirety by the Amended and Restated Line of Credit, included as Exhibit 10.3 to this Quarterly Report Form 10-Q and incorporated herein by reference.
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

10.1*
Dealer Manager Agreement, dated as of September 29, 2023, between Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. and Blackstone Securities Partners L.P.

10.2*	Form of Selected Dealer Agreement.

10.3*
Amended and Restated Uncommitted Unsecured Line of Credit, dated as of November 3, 2023, between Blackstone Holdings Finance Co. L.L.C. and Blackstone Private Equity Strategies Fund L.P., and Blackstone Private Equity Strategies Fund SICAV – BXPE Feeder SICAV – I.

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
Date: November 9, 2023

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher James
Name:	Christopher James
Title:	Chairperson
(Principal Executive Officer)
Date: November 9, 2023

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer)