Form 10-K
period 2023-12-31
Blackstone Private Equity Strategies Fund L.P.
filed 2024-03-15
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Act). Yes
☐
 No
☒
As of December 31, 2023, there was no established public market for the registrant’s limited partnership units.
As of February 29, 2024, the registrant had the following limited partnership units outstanding: 26,004,262 units of Class S, 1,458,005 units of Class D, and 35,687,931 units of Class I.
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

•
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for Blackstone’s private equity platform (the “PE Platform”), as of the date of this report, we have a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. The Sponsor cannot provide assurance that it will be able to successfully implement BXPE’s investment strategy, or that investments made by BXPE will generate expected returns.

•	Our continuous private offering will be a “blind pool” offering and thus you will not have the opportunity to evaluate our future investments before we make them.
•
We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units. As such, we can be described as illiquid in nature. Further, the valuation of our investments will be difficult, may be based on imperfect information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such investments, from values placed on such investments by other investors and from prices at which such investments may ultimately be sold.

•
We have implemented a Unit repurchase program, but there is no guarantee we will be able to make such repurchases. Furthermore, if we do make such repurchases, only a limited number of Units will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions. This means that an investment in our Units will be more illiquid than other investment products or portfolios.

•	An investment in our Units is not suitable for you if you need ready access to the money you invest.
•
The purchase and repurchase price for our Units will be based on our transactional net asset value (“Transactional NAV”) and are not based on any public trading market. While there will be independent valuations of our Direct Investments (as defined below) from time to time, the valuation of private equity investments is inherently subjective and our Transactional NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.

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

•
We are dependent on the Sponsor to conduct our operations, as well as the persons and firms the Sponsor retains to provide services on our behalf. The Sponsor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Sponsor.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described herein in Part I., Item 1A. Risk Factors, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, except where the context suggests otherwise:
The term “Aggregator” refers to BXPE US Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds), a Cayman Islands exempted limited partnership, through which the Fund expects to invest all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.

The terms “BXPE,” the “Fund,” “we,” “us” or “our” refer to Blackstone Private Equity Strategies Fund L.P. and its consolidated subsidiaries, and may include the Feeder, Aggregator and any Parallel Funds, as the context requires.
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
The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P.
The term “General Partner” refers to Blackstone Private Equity Strategies Associates, L.P., our general partner.
The term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause BXPE to hold certain investments directly or indirectly through (a) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or
non-U.S.
jurisdiction (each a “Corporation”) or (b) one or more limited liability companies or limited partnerships (each, a “Lower Entity,” and together with any Corporation, including the Aggregator, “Intermediate Entities”). Management Fees, Administration Fees and Performance Participation Allocations (each as described herein) may be paid or allocated, as applicable, in whole or in part, at the level of BXPE or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by any such Corporation during the applicable period.
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor to invest alongside the Fund, but excluding BXPE Lux (as determined in the Investment Manager’s discretion). One or more such Parallel Funds are expected to invest in the Aggregator alongside the Fund.
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
The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units are made, calculated in accordance with a valuation policy that has been approved by the Fund’s Board of Directors. Unless the context requires otherwise, references herein to NAV shall refer to Transactional NAV.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units outstanding: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class” or a “Class”).
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I.

Item 1.	Business
Overview
Blackstone Private Equity Strategies Fund L.P. is designed to offer eligible individuals access to Blackstone’s PE Platform. Our general partner, Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, (the “General Partner”) and our investment manager, Blackstone Private Investments Advisors L.L.C., a Delaware limited liability company, (the “Investment Manager”), are affiliates of Blackstone.
We are conducting a continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”) and rules thereunder). BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which we believe enables investors to better manage exposure to the private equity asset class.
The Fund — Blackstone Private Equity Strategies Fund L.P.
The Fund, a limited partnership, was formed on April 5, 2022 under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. On June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital and subsequently transferred those interests to the General Partner on January 2, 2024. As of December 31, 2023, the Investment Manager was our only Unitholder.
On January 2, 2024, the Fund held its first closing and sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering for aggregate consideration of $1.3 billion. The Fund expects to continue to hold monthly closings as part of its continuous private offering. As of February 29, 2024, the Fund had sold 63,150,198 Units (consisting of 26,004,262 Class S, 1,458,005 Class D and 35,687,931 Class I Units, respectively) for aggregate consideration of $1.6 billion.
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
Blackstone and Blackstone Private Equity Overview
Blackstone is the world’s largest alternative asset manager, with total assets under management of $1,040.2 billion as of December 31, 2023 and approximately 4,735 employees at our headquarters in New York and around the world. Blackstone seeks to create positive economic impact and long-term value for its investors, the companies it invests in, and the communities in which it works. Blackstone does this by utilizing extraordinary people and flexible capital to help companies solve problems. Blackstone’s asset management businesses include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis. The Blackstone private equity segment currently represents total assets under management of $304.0 billion as of December 31, 2023. The key Blackstone businesses underlying BXPE’s investment strategy include:

Corporate Private Equity	Growth

Corporate private equity investments include control and control-oriented investments in companies with durable businesses. These strategies invest across sectors, industries and geographies, with a focus on business quality, cash flow and actively improving the operations of companies.

Growth-oriented investments include investments in businesses that are growing and looking to further accelerate that growth to achieve market leading positions in their respective sectors. These strategies apply a thematic approach to investing across secular growth trends.

Opportunistic	Secondaries

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

Investment Strategies
The Fund accesses Private Equity Investments in a variety of ways, including through:

•	“Direct Investments”: Investments in companies and other private assets;
•	“Secondary Investments”: Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third-party managers; and
•	“Primary Commitments”: Capital commitments to commingled, blind pool investment funds managed by Blackstone or third-party managers.
We employ a thematic, sector-based approach to private equity investing with a focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities create competitive advantages for BXPE. In managing BXPE’s Direct Investments, Blackstone intends to remain a disciplined, value-oriented investor engaged in building portfolio companies by supporting management teams and business plans, improving operations, providing access to the Blackstone ecosystem, and evaluating and participating in follow-on
investments to support growth.

To a lesser extent, we also invest in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
Each investment in Direct Investments, Secondary Investments, Primary Commitments and Debt and Other Securities is referred to as an “Investment.” BXPE makes or expects to make Investments through special purpose vehicles, operating companies or platforms, joint ventures (including as the general partner or co-general
partner), other investment vehicles and listed companies. Direct Investments may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK”
(paid-in-kind)
notes, mezzanine debt and “PIPE” (private investments in public equity) transactions.
BXPE generally seeks to invest at least 80% of its NAV in Private Equity Investments and up to 20% of its NAV in Debt and Other Securities. Our Investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. Certain Investments could be characterized by the Investment Manager, in its discretion, as either Private Equity Investments or Debt and Other Securities depending on the terms and characteristics of such Investments. We make Investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents. BXPE may acquire majority-owned interests and/or controlling interests, either through voting rights or management rights, in certain of its Direct Investments.
BXPE Fund Program
The Fund, Feeder, Aggregator and any Parallel Funds together form BXPE, a private equity investment program. BXPE will invest alongside BXPE Lux. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios and together form the “BXPE Fund Program,” BXPE and BXPE Lux will be operated as distinct investment structures.
The Investment Manager and the General Partner
On January 2, 2024, the Fund entered into an investment management agreement (the “Investment Management Agreement”) with Blackstone Private Investments Advisors L.L.C., and an amended and restated limited partnership agreement, as may be further amended and restated from time to time (the “Partnership Agreement”), with Blackstone Private Equity Strategies Associates L.P. (previously defined as the “General Partner” and, together with the Investment Manager, the “Sponsor”), pursuant to which the Sponsor will manage the Fund on a day-to-day
basis. On March 12, 2024, the Partnership Agreement was further amended and restated. See “Part II. Item 9B. Other Information — Second Amended and Restated Limited Partnership Agreement.”
Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (as defined below). See “—The Board of Directors” below for further information.
The General Partner has delegated the portfolio management function regarding BXPE to the Investment Manager. The Investment Manager has discretion to make Investments on behalf of BXPE.

The Investment Manager is a Delaware limited liability company with its business address at 345 Park Avenue, New York, NY 10154, United States of America. The Investment Manager is an affiliate of Blackstone and is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Investment Manager is responsible for initiating, structuring, and negotiating BXPE’s Investments. In addition, the Investment Manager will actively manage each Investment to seek to maximize the value of each Investment.
Each of the Investment Manager and General Partner is an affiliate of Blackstone and, as such, our Investment Manager and General Partner have access to the broader resources of Blackstone, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest.
Investment Management Agreement
The Investment Manager provides management services to us pursuant to the Investment Management Agreement. Without limitation, and subject to the terms of the Investment Management Agreement, the Investment Manager is responsible for sourcing, evaluating and monitoring our investment opportunities and advising with respect to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations.
The Investment Manager’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Fund shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Partnership Agreement. See “—Partnership Agreement” below for further information.
Partnership Agreement
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is our General Partner. Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors. See “—The Board of Directors” below for further information.
The
Sub-Investment
Managers
The Investment Manager has delegated the portfolio management function for a portion of BXPE’s Investments to Blackstone Credit Systematic Strategies LLC (“BCSS”) and Blackstone Liquid Credit Strategies LLC (“BLCS”), and the Investment Manager may, from time to time, further delegate such authority in a similar manner to other sub-investment
managers (BLCS, together with BCSS and any other
sub-investment
managers, the
“Sub-Investment
Managers,” each being a
“Sub-Investment
Manager,” and together with the Investment Manager, the “BX Managers”). The Investment Manager has the ability to determine the portion of BXPE’s Investments that will be managed by each
Sub-Investment
Manager, but is not expected to have investment-level discretion for the portion managed by each
Sub-Investment
Manager. The primary investment focus of the
Sub-Investment
Managers is investments in Debt and Other Securities. BCSS primarily seeks to achieve risk-adjusted returns from portfolios of corporate credit assets and derivatives through active diversification and the selection of positions which it believes have attractive return/risk profiles. BLCS primarily seeks to invest in diversified (often leveraged) portfolios of fixed income investments, including first lien senior secured loans, high-yield bonds and investment grade and non-investment
grade corporate credit.

In consideration for its services, each
Sub-Investment
Manager will be entitled to receive a fee payable by the Investment Manager (out of its Management Fee, as defined below) in an amount to be agreed upon between the Investment Manager and each
Sub-Investment
Manager from time to time.
The Board of Directors
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors” or “Board”). The Board is responsible for overseeing our periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Fund’s Repurchase Program (as defined below), and any material modification to (a) the valuation policy adopted for BXPE (the “Valuation Policy”), (b) the Repurchase Program and (c) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by the Fund’s independent valuation advisor. As of March 15, 2024, six members comprised the Board, three of whom are independent of the Fund and the Sponsor (each, an “Independent Director”). The status of an Independent Director under our Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The General Partner may appoint additional directors to the Board from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Biographical Information” for further information regarding the members of the Board.
The Fund has an audit committee (the “Audit Committee”), which is composed of the three Independent Directors. The Audit Committee is responsible for selecting our auditor and approving our financial statements, among other matters.
Compensation of the Sponsor
Management Fee
In consideration for its investment management services, the Investment Manager will be entitled to receive a management fee (the “Management Fee”) payable by BXPE directly or indirectly through an Intermediate Entity equal to, in the aggregate, 1.25% of the Fund’s NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, the Administration Fee (as defined below), the

Performance Participation Allocation (as defined below), pending Aggregator Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month. The

Fund, Feeder and/or Parallel Fund will each be obligated to pay (without duplication) its proportional share of the Management Fee based on its proportional interest in the Aggregator
.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of

Lower Entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment

Manager’s request and will be subject to the volume limitations of the Repurchase Program (as defined below) but not the Early

Repurchase Deduction (as defined below).

The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE first accepted third-party subscriptions and commenced investment operations, which was January 2, 2024.
Performance Participation Allocation
The General Partner is allocated a performance participation (the “Performance Participation Allocation”) by the Fund equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation will be measured on a calendar year basis, be paid quarterly and accrue monthly (subject to
pro-rating
for partial periods). Investors in the Feeder will indirectly bear a portion of the Performance

Participation Allocation payable by the Fund, but such expenses will not be duplicated at the Feeder level.
Administration Fee
The General Partner or the Investment Manager will provide administration services to us, consistent with the Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager will be entitled to receive an administration fee (the “Administration Fee”) payable by BXPE directly or indirectly through an Intermediate Entity, equal to, in the aggregate, 0.10% of BXPE’s NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee, and the Performance Participation Allocation, pending Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month. The Fund, the Feeder and any Parallel Fund will each be obligated to pay (without duplication) its proportional share of the Administration Fee based on its proportional interest in the Aggregator.
From time to time, the Investment Manager may outsource certain administrative duties provided with respect to the Administration Fee to third-parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee.
For further information regarding the

reimbursement of the costs and expenses incurred by the Sponsor, as applicable, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses”.
Investment Process Overview
BXPE benefits from an investment committee that is composed of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray (President and COO of Blackstone), Joseph Baratta (Global Head of Private Equity), David Blitzer (Global Head of Tactical Opportunities and a member of BXPE’s Board of Directors), Joan Solotar (Global Head of Private Wealth Solutions and a member of BXPE’s Board of Directors), Michael Chae (CFO of Blackstone), Lionel Assant (Global
Co-Chief
Investment Officer of Blackstone and the European Head of Private Equity), Todd Hirsch
(Co-President
of BXPE), Christopher James (COO of Tactical Opportunities and Chairperson of BXPE and BXPE’s Board of Directors), Prakash Melwani (Global Chief Investment Officer of Private Equity), Vik Sawhney (CAO of Blackstone and Global Head of Institutional Client Solutions) and Eric Liaw (Chief Investment Officer of BXPE) (the “BXPE Investment Committee”).

All Investments in which BXPE participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXPE Investment Committee or by a subset thereof; the BXPE Investment Committee approves Primary Commitments, elections to Blackstone’s side-by-side
program whereby BXPE participates in a programmatic manner in Investments alongside Other Blackstone Accounts, and certain investment allocations to other strategies prior to BXPE’s participation. Central to BXPE’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXPE Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.
At the core of Blackstone’s investment strategy is a rigorous investment origination, selection and investment decision process with considerable emphasis on monitoring and reporting the performance of the ongoing investment portfolio. Blackstone’s investment review and monitoring process—from the initial identification of an investment opportunity to the final investment decision, through to ultimate monetization—is a disciplined approach designed to screen out transactions with excessive risk, actively monitor investments and capitalize on opportunities to maximize valuation upon exit. The following is a general outline of our investment process:

Sourcing	Due Diligence	Investment Committee	Monitoring / Value Creation
Investment opportunities sourced by Blackstone’s investment teams	Blackstone’s investment teams conduct a detailed analysis and valuation of the opportunity, leveraging relevant experts across Blackstone as well as external advisers
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

Leverage
BXPE may utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment and leverage may be used more heavily by certain investment strategies, such as Debt and Other Securities, particularly during the ramp-up
period. BXPE will not incur indebtedness, directly or indirectly, that would cause the Leverage Ratio (as defined below) to be in excess of 30% (the “Leverage Limit”); provided, that no remedial action will be required if the Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an investment). Any indebtedness incurred at the investment level will be excluded in the calculation of the Leverage Limit. Additionally, BXPE may incur additional indebtedness for borrowed money that causes the Leverage Ratio to exceed 30% to the extent (a) the General Partner expects at the time of each such incurrence that the Leverage Ratio shall be reduced to less than or equal to 30% within nine months from the date the Leverage Ratio initially exceeded 30% and (b) a majority of the Independent Directors approve such additional indebtedness as being in the best interests of BXPE.
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
For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of BXPE’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. BXPE’s assets or any part thereof, including any accounts of BXPE, may be pledged in connection with any credit facilities or borrowings. For the avoidance of doubt, the Leverage Limit does not apply to refinancings of existing borrowings, guarantees of indebtedness, “bad boy” guarantees or other related liabilities that are not recourse indebtedness for borrowed money.
BXPE may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The General Partner and/or Investment Manager may review the hedging policy of BXPE from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for BXPE at the relevant time. See “—Item 1A. Risk Factors” for a discussion of the risks inherent in employing leverage and engaging in hedging transactions.
Term
BXPE has been established, and is expected to continue, for an indefinite period of time. As part of BXPE’s indefinite term structure, investors may request the repurchase of their Units on a quarterly basis (as further discussed below). See “—Repurchase Program” below for more information regarding repurchases.
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

There will be no subscription fees charged to a Unitholder that participates in the distribution reinvestment plan for Units received pursuant to the distribution reinvestment plan. The purchase price for Units purchased under our distribution reinvestment plan will be equal to the most recent available NAV per share for such Units at the time the distribution is payable.
Repurchase Program
At the discretion of the General Partner, BXPE has implemented a repurchase program (the “Repurchase Program”) in which it intends to offer to repurchase in each quarter up to 3% of Units outstanding (either by number of Units or aggregate NAV) as of the close of the previous calendar quarter. BXPE intends to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
promulgated under the Exchange Act.
Under the Repurchase Program, to the extent we offer to repurchase Units in any particular quarter, we expect to repurchase Units using a purchase price equal to our NAV per Unit as of the last calendar day of the applicable quarter (the “Repurchase Date”), subject to the Early Repurchase Deduction (as defined below).
Any repurchase requests of Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date) (the “Early Repurchase Deduction”) for the benefit of BXPE and its Unitholders.
Material amendments to the Repurchase Program and a suspension thereof may be made by the Sponsor with the approval of the Independent Directors. As a result, Unit repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on BXPE’s liquidity, adversely affect its operations or risk having an adverse impact on BXPE that would outweigh the benefit of the repurchase offer.
In the event that we determine to repurchase some but not all of the Units submitted for repurchase during any quarter, Units submitted for repurchase during such quarter will be repurchased on a pro-rata
basis after we have repurchased all Units for which repurchase has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied repurchase requests will not be automatically carried over to the next repurchase period and, in order for a repurchase request to be reconsidered, Unitholders must resubmit their request in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable. BXPE will have no obligation to repurchase Units. The limitations and restrictions described above may prevent BXPE from accommodating all repurchase requests made in any quarter.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Sponsor or its affiliates pursuant to the terms of the Investment Management Agreement and the Partnership Agreement. See “—Investment Management Agreement” and “—Partnership Agreement.”

Reporting Obligations
We make available on our website, www.bxpe.com, our annual reports on Form
10-K,
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
Market Conditions
Highly Competitive Market for Investment Opportunities; Operators and Other Investors
. Identifying, closing and realizing attractive private equity investments that fall within our investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of our strategy depends, is highly competitive. A failure by the Sponsor to identify attractive investment opportunities, develop new relationships and maintain existing relationships with joint venture partners and other industry participants would adversely impact our Fund. The Sponsor competes for investment opportunities and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXPE Fund Program (whether now in existence or subsequently established), and Blackstone or such Other Blackstone Account may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXPE Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). The BXPE Fund Program has no priority with respect to such investment opportunities and any conflicts that arise regarding allocation of investments may not necessarily be resolved in favor of the BXPE Fund Program. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. It is possible that competition for appropriate investment opportunities may increase, which may also require the BXPE Fund Program to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the BXPE Fund Program and potentially adversely affecting the terms, including price, upon which investments can be made. The BXPE Fund Program intends to be selective in its approach to targeting investments, and there is no guarantee that investments meeting the BXPE Fund Program’s investment criteria will be available or that all of the BXPE Fund Program’s Investments will meet such criteria.

General Economic and Market Conditions
. The private equity industry generally, and our investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise out of the Sponsor’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of Investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market prices of securities and interest rates or worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of our Investments, which could impair our profitability, result in losses and impact the Unitholders’ investment returns and limit our ability to satisfy repurchase requests. The Sponsor’s financial condition may be adversely affected by a significant general economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Sponsor’s business and operations and thereby could impact us. A depression, recession, slowdown and/or sustained slowdown in the global economy or one or more regional markets (or any particular segment thereof), a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends would have a pronounced impact on our Fund, the Sponsor, and Portfolio Entities (which would likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure) and could adversely affect our/their profitability, creditworthiness and ability to effectively consummate and exit Investments successfully and on favorable terms, execute on our/their business plans, sell assets, satisfy existing obligations and repurchases, and may have an adverse impact on the availability of credit to businesses generally, including impairing our ability to make and realize Investments successfully and originate or refinance credit or draw on existing financings and commitments, which in turn may have an adverse impact on our business and operations.
Recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. Moreover, a recession, slowdown and/or sustained downturn in the global economies (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of Portfolio Entities to perform under or refinance their existing obligations, and impair our ability to effectively exit Investments on favorable terms. In addition, there exists material uncertainty in the global banking markets (particularly as a result of the failures of Silicon Valley Bank and Signature Bank), and there can be no assurance that other banks (including banks with which we, Portfolio Entities or Blackstone have business relationships) will not suffer adverse effects. Any of the foregoing events could result in substantial or total losses to us in respect of certain Investments, which losses will likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure. Blackstone itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the United States and/or global economies generally.
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

Inflation
. The United States and other developed economies are experiencing higher-than-normal inflation rates. It remains uncertain whether substantial inflation in the United States and other developed economies will be sustained over an extended period of time and how significantly it will impact the United States or other economies. Inflation and rapid fluctuations in inflation rates have recently had, and may continue to have, negative effects on the economies and financial markets (including securities markets) of various countries, including those with emerging economies. For example, if a Portfolio Entity is unable to increase its revenue in times of higher inflation, its profitability may be adversely affected, including, without limitation, significant increase to such Portfolio Entity’s operating cost. Portfolio Entities may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. As inflation rises, a Portfolio Entity may earn more revenue but may incur higher expenses. As inflation declines, a Portfolio Entity may not be able to reduce expenses commensurate with any resulting reduction in revenue. Furthermore, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on Investments. In an attempt to stabilize inflation, certain countries have imposed and may continue to impose wage and price controls or otherwise intervene in the economy and certain central banks have raised and may continue to raise interest rates.
Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed, and similar governmental efforts could be taken in the future to curb inflation and could have similar effects. Certain countries, including the United States, have recently seen increased levels of inflation and there can be no assurance that inflation will not become a more serious problem in the future and have an adverse impact on our returns.
Recent Developments in the Banking Sector.
Actual events involving limited liquidity, defaults,
non-performance
or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In particular, recent bank closures in the United States and globally have caused uncertainty for financial services companies and fear of instability in the global financial system generally. Recent developments, such as the UBS Group AG’s acquisition of Credit Suisse Group AG and JPMorgan Chase Bank’s assumption of all of First Republic Bank’s deposits and substantially all of its assets, may also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions outside of the United States. In addition, certain financial institutions – in particular smaller and/or regional banks but also certain global systematically important banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or will withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to stabilize the banking sector and to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our Portfolio Entities) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, will be similarly impacted, and it is uncertain what steps (if any) regulators would take in such circumstances. As a consequence, for example, our Fund and/or our Portfolio Entities may be delayed or prevented from accessing money, making any required payments under our/their own debt or other contractual obligations or pursuing key strategic initiatives, and limited partners may be impacted in their ability to receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders,
syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn would result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on
support to Portfolio Entities. In addition, in the event that a financial institution that provides credit facilities and/or other financing to our Fund or our Portfolio Entities closes or experiences distress, there can be no assurance that such bank will honor its obligations or that our Fund or such Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that our Fund or our Portfolio Entities will establish banking relationships with multiple financial institutions, and our Fund and our Portfolio Entities are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction). Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. There is a risk that these recent developments will also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions globally. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect our Fund, our Portfolio Entities or our/their respective financial performance.
Custody and Banking Risks.
We will maintain funds with one or more banks or other depository institutions (“Banking Institutions”), which include US and non-US
Banking Institutions, and we will enter into credit facilities or have other financial relationships with Banking Institutions. The distress, impairment or failure of one or more Banking Institutions with whom our Fund, our Portfolio Entities, the General Partner and/or the Investment Manager transact could inhibit the ability of our Fund or our Portfolio Entities to access depository accounts or lines of credit at all or in a timely manner. In such cases, it is possible that we would be forced to delay or forgo investments when it is not desirable to do so, resulting in lower performance for us. In the event of such a failure of a Banking Institution where our Fund or one or more of our Portfolio Entities holds depository accounts (including accounts used for depositing principal and interest payments from borrowers on loans owned by our Fund), access to certain such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection could not be available for balances in excess of amounts insured by the FDIC (and similar considerations could apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such instances, it is possible that our Fund and our affected Portfolio Entities would not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the Banking Institution and participate pro-rata
with other unsecured creditors in the residual value of the Banking Institution’s assets. The loss of amounts maintained with a Banking Institution or the inability to access such amounts for a period of time, even if ultimately recovered, could be materially adverse to our Fund or our Portfolio Entities. In addition, the General Partner will not always be able to identify all potential solvency or stress concerns with respect to a Banking Institution or to transfer assets from one bank to another in a timely manner in the event a Banking Institution comes under stress or fails.
Region Related Risks
Economic, Political and Social Risks
. Certain countries have in the past, and may in the future, experience religious, political and social instability that could adversely affect us. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic, or social conditions or government policies. Governments of many countries have exercised and continue to exercise substantial influence over many aspects of the private sector, and certain industries may be subject to significant government regulation. Additionally, exchange control regulations, expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect our assets. See also “—United Kingdom Relations with the European Union” herein. Additionally, the availability of attractive investment opportunities for us is expected to depend in part on governments in certain countries continuing to liberalize their policies regarding foreign investment and, in some cases, further encourage private sector initiatives. In addition, countries may be in the initial stages of their industrial development and have a lower per capita gross national product or a low income economy as compared to the more developed economies. Markets for investments in such countries are not as developed and may be less liquid than markets in more developed countries. Investments in companies domiciled in emerging market countries may be subject to potentially higher risks as compared to the average among investments in more developed countries. Additionally, we may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence. See also “—United Kingdom Relations With the European Union” herein.
Regional Risk; Interdependence of Markets
. Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which we invest is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. For example, financial turmoil in certain countries in the Asia Pacific region in the late 1990s adversely affected Asian economies generally. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the economic downturn starting in 2007 had a negative impact on most economies of the Eurozone and global markets. A repeat of either of these circumstances or the occurrence of similar circumstances in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally. See also “—United Kingdom Relations with the European Union” herein.
Epidemics / Pandemics.
Certain countries have been susceptible to epidemics, which may be designated as pandemics by world health authorities, which most recently included the novel and highly contagious form of coronavirus
(“COVID-19”).
The outbreak of such epidemics, together with any resulting restrictions on travel or quarantines imposed, has had and could continue to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore adversely affect the performance of our Investments and our ability to achieve our investment objectives. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to the ultimate adverse impact on economic and market conditions, and, as a result, presents us with material uncertainty and risk with respect to the performance of our Investments or operations. See also “—Risks Related to Outside Events — Force Majeure Risk” and “—Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments” herein.
Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments
. From 2020 to 2022, in response to the
COVID-19
pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the
COVID-19
pandemic, our Portfolio Entities may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, and in certain geographies, office and residential, could be particularly negatively impacted, as was the case during the
COVID-19
pandemic. Our Portfolio Entities may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our Investments. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by us may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, we may be limited in our ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Such a contraction could cause investors to seek liquidity in the form of redemptions or repurchase of interests from us, adversely impacting our operations.

A pandemic or global health crisis may also pose enhanced operational risks. For example, Blackstone’s and/or its affiliates’ employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may impact employee morale, integration of new employees and preservation of Blackstone’s and/or its affiliates’ culture. Remote working environments may also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
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
Trade Policy
. Political leaders in certain jurisdictions have in the past and may in the future be elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has in the past indicated an intent to alter its approach to international trade policy, including in some cases renegotiating, or terminating, certain bilateral or multi-lateral trade agreements and treaties with foreign countries existing at that time, and made proposals and taken actions related thereto. In addition, the U.S. government has in the past imposed tariffs on certain foreign goods, including steel and aluminum, and has indicated a willingness to impose tariffs on imports of other products with some foreign governments instituting retaliatory tariffs on certain U.S. goods as a result. There are no guarantees that such actions and retaliatory measures will not occur in the future between governments. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our financial performance and the financial performance of our Investments and be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). Please also see “—United Kingdom Relations with the European Union” herein.
Hong Kong National Security Law
. The Chinese government has continued to increase its control over the historically autonomous administrative region of Hong Kong. In June 2019, protests began in connection with an amendment to Hong Kong’s extradition law and continued with increased size and intensity through the end of 2019 and into 2020. These protests resulted in disruptions to businesses in major business and tourist areas of Hong Kong and pushed Hong Kong’s economy into a recession for the first time since the global financial crisis in 2008. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent
residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by non-permanent
residents of Hong Kong could limit the activities of or negatively affect Blackstone, us or the Portfolio Entities.

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
October 7th Attacks on Israel; Aftermath.
On October 7, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations), committed a terrorist attack within Israel (the “October 7th Attacks”). As of the date of this report, Israel and Hamas remain in active armed conflict. The ongoing conflict and rapidly evolving measures in response could have a negative impact on the economy and business activity globally (including in countries in which we invest), and therefore could adversely affect the performance of the Investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to our Fund and the performance of its Investments and operations, and our ability to achieve its investment objectives. For example, the armed conflict may expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. Similar risks exist to the extent that any Portfolio Entities, service providers, vendor or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7th Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future. Risks related to sanctions described elsewhere herein (including “—OFAC and Sanctions Considerations” and “—Russian Invasion of Ukraine”) apply to such sanctions as well. (See also “—Terrorist Activities” below.) The enactment of these reforms and/or other similar legislation could have an adverse effect on the private investment funds industry generally and on Blackstone and/or our Fund specifically, and may impede our ability to effectively achieve our investment objectives.
Terrorist Activities
. The terrorist attacks on the United States on September 11, 2001, and subsequently in Paris, London, Madrid and elsewhere, together with the military response by the United States, the UK, Australia and various other allied countries in Afghanistan, Iraq, Syria and elsewhere and other terrorist attacks (including cyber sabotage or similar attacks) globally of unprecedented scope have caused instability in the world financial markets and, in particular, have resulted in substantial and continuing economic volatility and social unrest in various regions of the world. Further terrorist attacks (including cyber sabotage or similar attacks) in some countries in the intervening years have exacerbated this volatility, and further developments stemming from these events or other similar events could cause further volatility. Any additional significant military or other response by the United States or other countries and their allies or any further terrorist activities (including the October 7th Attacks and the subsequent military response by Israel) could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near significant strategic assets of our Investments that have a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of our assets will be directly or indirectly affected by terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-profile assets in
24-hour
urban markets may be particularly attractive targets. Such an attack could have a variety of adverse consequences for us, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. Such risks may or may not be insurable at rates that the Sponsor deems sensible at all times. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to our service providers and other counterparties in the event of losses may be limited, and such losses may be borne by us. See also “—Insurance — Availability of Insurance Against Certain Catastrophic Losses” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Corruption Risk; FCPA
. Corruption can result in huge economic losses due to fraud, theft and waste. Moreover, corruption can corrode critical public institutions, such as the courts, law enforcement and public pension administration, thereby undermining property rights, public confidence and social stability. As a result, corruption dramatically increases the systemic risks that exist in some of the jurisdictions in which we invest. Corruption scandals are common and likely to remain so going forward. Our Unitholders are thus exposed to the increased costs and risks of corruption where we invest, and there can be no assurance that any reform efforts will have a meaningful effect during our term. The United States and the UK have the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), respectively, and other jurisdictions (including in Luxembourg) have adopted similar anti-corruption laws. Many of these laws have extraterritorial application. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK Bribery Act is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. Other countries (including Luxembourg) have also adopted or improved their anti-corruption legal regimes in recent years. The Sponsor, its professionals and we are committed, to the fullest extent permitted by applicable law, to complying with the FCPA and the UK Bribery Act and other anti-corruption laws and regulations (including in Luxembourg), anti-bribery laws and regulations, as well as anti-boycott regulations (including in Luxembourg), to which they/we are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for Portfolio Entities to obtain or retain business. Although the Sponsor conducts FCPA due diligence on all targets with operations, we may acquire an Investment with risks related to prior non-compliance
with one or more of these statutes. Furthermore, although the Sponsor has robust compliance programs designed to ensure strict compliance by Blackstone and its personnel with the FCPA and UK Bribery Act and other similar laws, even reasonable compliance programs may not be effective in all instances at preventing violations. In addition, in spite of Blackstone’s policies and procedures, Portfolio Entities, particularly in cases where we or an Other Blackstone Account does not control such Portfolio Entity, and persons acting on behalf of us or any Portfolio Entity and third-

party consultants, managers and advisors, including related persons of the Sponsor, may engage in conduct and activities that could result in a violation of one or more of the FCPA, UK Bribery Act or other similar laws. Any determination that a related entity not controlled by Blackstone or us, or Blackstone itself or us ourselves, or their/our controlled entities have violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Blackstone and us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational harm, and/or a general loss of investor confidence. We may incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti-corruption laws or anti-bribery laws. In these cases, we could suffer significant losses from the cost of defense, interruption to ordinary operations and fines and penalties.
Privatization
. We may invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. It is impossible to predict whether any further privatizations will take place or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, we will have the opportunity to participate in the investing consortium. Furthermore, if we have the opportunity to participate in a privatization, it is possible the privatization could be re-examined
subsequently by local or international regulatory bodies, exposing us to criticism or investigation. Unitholders should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted, but could be substantially less than the amount invested in such companies.
Foreign Investment Controls
. Foreign investment in securities of companies in certain countries where we will or could from time to time invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain assets, asset classes or sectors of the country’s economy and increase our costs and expenses. We may utilize investment structures to comply with such restrictions, but there can be no assurance that a foreign government will not challenge the validity of these structures or change laws in a way that reduces their effectiveness, imposes additional governmental approvals, restricts or prohibits our Investments or taxes, or restricts or otherwise prohibits repatriation of proceeds. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances, could cause governments to impose temporary restrictions on capital remittances abroad. These restrictions or controls may limit the potential universe of buyers of an asset, thereby reducing the demand for assets we seek to sell. For example, the Committee on Foreign Investment in the United States may determine a foreign entity cannot buy an asset being sold by us in the United States. Such securities may also be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investment and reducing the realized gain or increasing the realized loss on such securities at the time of sale.
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

CFIUS and other Similar
Non-U.S.
Investment Regimes
. Current laws and regulations in various jurisdictions give heads of state and regulatory bodies the authority to block or impose conditions with respect to acquisitions of, and investments in, local entities by foreign persons if that acquisition or investment threatens to impair national or economic security or is otherwise deemed undesirable. In addition, many jurisdictions restrict foreign investment by taking steps, including, but not limited to, placing limitations on foreign investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons (“Foreign Ownership Laws”).
In some cases, our investments involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). In the event that CFIUS or any
non-U.S.
equivalent thereof reviews one or more investments or in the event that Foreign Ownership Laws or the Outbound Investment Screening Regime (as defined below) applies to a particular investment, there can be no assurance that we will be able to maintain or proceed with such investments on terms that are acceptable to the Sponsor.
CFIUS may recommend that the President of the United States block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect our ability to execute its investment strategy. Additionally, CFIUS or any
non-U.S.
equivalent thereof may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued which could adversely affect the performance of our investment in such portfolio investments and thus our performance. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign limited partners that may be deemed
“non-passive.”
These reforms could impact the ability of
non-U.S.
Unitholders to participate in our investments to the extent CFIUS has jurisdiction, which may impair our ability to execute its investment strategy. They could also increase the number of transactions involving us that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other foreign direct investment processes may be difficult to predict, and there is no guarantee that, if applicable to a Portfolio Entity, the decisions of CFIUS would not adversely impact our investment in such entity. The General Partner may compulsorily redeem (in whole or in part) Units if the beneficial owner of such Units is a Prohibited Person, which shall include, without limitation, any person who is not eligible as an investor for a class of Units or if in the sole opinion of the General Partner the holding of such Units may be detrimental to the interests of the existing Unitholders or the Sponsor, for example where their participation in our Fund is at risk of jeopardizing our ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations. Further, state regulatory agencies may impose restrictions on private funds’ investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner.
In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. These Foreign Ownership Laws may impact the ability of
non-U.S.
limited partners to participate in our Investments to the extent CFIUS has jurisdiction, which may impair our ability to execute our investment strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future.
Further, the U.S. President signed an Executive Order in August 2023 which establishes an outbound investment screening regime that is intended to regulate investment by U.S. persons into a “country of concern” relating to certain advanced technology sectors (the “Outbound Investment Screening Regime”). The Outbound Investment Screening Regime is currently undergoing a rulemaking process by the U.S. Department of the Treasury and is not expected to be implemented until final rules are promulgated. As initially proposed, the Outbound Investment Screening Regime would restrict or impose notification requirements with respect to certain investments in certain companies that are engaged in certain advanced technology sectors (initial proposals include semiconductors and microelectronics; quantum information technologies; and certain artificial intelligence systems). As a result of the Outbound Investment Screening Regime, we may incur significant delays and costs, be altogether prohibited from making a particular investment, or impede or restrict the syndication or sale of our assets to certain buyers, all of which could adversely affect our ability to meet our investment objectives.
These laws could limit our ability to invest in certain entities or could impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. Our investments outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under, and/or compliance with, these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting our ability to make investments in such countries. Examples include:

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (a) by or from an entity of any country that shares its land border with India or (b) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule may inhibit our ability to consummate investments involving India. As a result, we may incur significant delays and costs or be altogether prohibited from making a particular investment, all of which could adversely affect our ability to meet our investment objectives. Uncertainty resulting from the application of these rules may also lead to us borrowing higher amounts or for longer durations.

•
EU: Following the EU’s implementation of an
EU-wide
mechanism to coordinate the screening of foreign investment on national security grounds across EU Member States in October 2020, the majority of EU Member States have now introduced foreign investment screening regimes which could impede, restrict, and/or delay our investments that have a nexus with the European Union.

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

Other jurisdictions are similarly in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process may delay or otherwise impact our acceptance of subscriptions from certain prospective Unitholders and approval of transfers by or to certain Unitholders and/or prospective Unitholders. Delays in our ability to accept subscriptions may adversely impact our ability to make investments in countries such as India, the European Union, Australia, New Zealand, and the UK and the timing of such investments. The foregoing requirements may also result in circumstances in which we determine not to pursue certain potential investment opportunities in these countries.

Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for us to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in an issuer. Further, as a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect our performance or the performance of a Portfolio Entity. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or a Portfolio Entity to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Asset Manager in Certain Jurisdictions
. Certain local regulatory controls and tax considerations may cause us to appoint one or more third parties to manage some or all of our Investments in certain jurisdictions. Although typically the Sponsor oversees the operations of our Investments, such third parties will be delegated responsibilities and may have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third-party will be borne by us and will not offset the Management Fee, Administration Fee and the Performance Participation Allocation (collectively, the “Fund Fees”).
Legal Framework and Corporate Governance
. Because the integrity and independence of the judicial systems in some of the countries in which we could invest varies, we may have difficulty in successfully pursuing claims in the courts of such countries. For example, it is more difficult to enforce contracts in some countries, especially against governmental entities, which could materially and adversely affect our revenue and earnings or the revenue and earnings of our Portfolio Entities. (See also “—Investments in Emerging Markets and the Asia Pacific Region” herein.) If counterparties repudiate contracts or default on their obligations, there may not be adequate remedies available. Any regulatory supervision which is in place may be subject to manipulation or control. Some emerging and developing market countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not be proceeding at the same pace as market developments, which could result in investment risk. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary appreciation or interpretation. We may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in
non-U.S.
courts. For example, many emerging countries provide inadequate legal remedies for breaches of contract.
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
Accounting, Disclosure and Regulatory Standards
. We are using accounting principles generally accepted in the United States of America (“GAAP”) for the calculation of our net asset value for financial reporting purposes, our valuation of our Investments and the establishment of our audited annual report. The calculation of our Transactional NAV for purposes of subscriptions, repurchases, calculation of Fund Fees and other purposes described herein (including with respect to the calculation of Organizational and Offering Expenses (as defined below) and servicing fees) shall be made in accordance with the methodology set forth in the Valuation Policy, which may differ in certain respects from the methodology required pursuant to GAAP. Our accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in our audited annual report may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, may differ in fundamental ways. Differences may arise in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to us that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Sponsor’s due diligence and reporting activities and less information may be available to Unitholders. Assets and profits appearing on the financial statements of a company (including, for example, a Chinese company) may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.
In addition, when making Investments in less developed countries, we may not have access to all available information to determine fully the origination and underwriting practices utilized for the Investment or the manner in which the target company has been serviced and/or operated. As a result, the Sponsor’s due diligence activities may provide less information than due diligence reviews conducted in more developed countries. Although we will endeavor to conduct appropriate due diligence in connection with each Investment, in the case of Investments in less developed countries, no guarantee can be given that it will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an Investment.
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
Potential Collapse of the Euro.
We may undertake or expect to undertake Investments in countries within the EU, a significant number of which use the euro as their national currency (such countries, the “Eurozone”). During the economic downturn that started in 2007, the stability of certain European financial markets deteriorated and expectations centered on potential defaults by sovereign states in Europe. There is a risk that in the future certain member states of the Eurozone default, or expectations of such a default increase, which may lead to the collapse of the Eurozone as it is constituted today or that certain member states of the Eurozone may cease to use the euro as their national currency. Given the interdependence of the global economy, this could have an adverse effect on the performance of Investments both in countries that experience the default and in other countries within the EU and/or the Eurozone, as well as other countries globally in which we hold Investments. A potential primary effect would be an immediate reduction of liquidity for particular Investments in the affected countries, thereby impairing the value of such Investments. Further, a deteriorating economic environment caused directly or indirectly by such a default or related expectations could have a direct effect on the general economic environment and the private equity market in particular.

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
Data Protection.
Regulations related to privacy, data protection and information security could increase costs, and a failure to comply could result in fines, sanctions or other penalties which could materially and adversely affect the results or operations of an investment, a Portfolio Entity or a Blackstone entity, each of which could have an adverse impact on us. As privacy, data protection and information security laws are implemented, interpreted and applied, compliance costs may increase.
The European Union General Data Protection Regulation (“EU GDPR”) entered into force on May 25, 2018. The UK is no longer a member of the EU, but has retained and transposed the EU GDPR into its domestic law by virtue of the European Union (Withdrawal) Act 2018 (the body of law retained in the UK referred to here as the “UK GDPR”). The EU GDPR, UK GDPR and similar privacy and data protection regulations impose stringent obligations on the processing of personal data of data subjects (natural persons), and such obligations can apply on an extraterritorial basis. The EU GDPR applies to the processing of personal data of data subjects (natural persons) (a) in the context of the activities of an establishment in the EEA and (b) by organizations outside the EEA that offer goods or services to data subjects in the EEA, or that monitor the behavior of data subjects in the EEA. The UK GDPR applies to the processing of personal data (a) in the context of the activities of an establishment in the UK and (b) by organizations outside the UK that offer goods or services to data subjects in the UK, or that monitor the behavior of data subjects in the UK.
Personal data, personal information and similar terms can be broadly construed under data privacy and data protection laws. For the purposes of the EU GDPR and the UK GDPR, personal data is information that can be used to identify a natural person, including a name, a photo, an email address, or a computer IP address. The EU GDPR, the UK GDPR and other similar data protection laws provide greater protection for data subjects by requiring, amongst other things, personal data to be processed lawfully in a fair and transparent manner, to be collected for specified, explicit and legitimate purposes, and to be limited to what is adequate or necessary in relation to those purposes. Data controllers must be able to respond to the rights of data subjects, which includes the right of individuals to access their personal data, to seek to rectify inaccurate data, to have personal data erased where processing is no longer required, to seek to restrict the processing of their personal data, and to object to the processing of their personal data.
Data privacy laws, including regulations still in proposed or draft form, also impose restrictions on the transfers of data (both personal and non-personal
data) internationally. The EEA and U.S. governments have recently concluded a data privacy framework (the “Data Privacy Framework”) for transatlantic transfers of personal data, which has been separately extended to transfers of personal data from the UK to the U.S. Although optional, if a Blackstone entity, Portfolio Entity or their respective affiliates choose to participate in the Data Privacy Framework, it will require a certification process and may involve operational changes. Data privacy laws, including certain regulations still in proposed or draft form, impose other restrictions on international transfers of data (both personal and non-personal
data) which may result in additional costs for Blackstone and the Portfolio Entities, and therefore us.
Monitoring and complying with the above and other data privacy obligations, certain of which continue to be subject to ongoing judicial and regulatory interpretation, may require the dedication of substantial time and financial resources which may also increase over time, thus affecting returns that would otherwise be available to investors.

Certain violations of these data protection laws may result in penalties and losses such as significant administrative fines, e.g., in the case of the EU GDPR, up to 20,000,000 euro, or in the case of an undertaking, up to four percent of the total worldwide annual turnover of the preceding financial year, whichever is higher. Any failure by a controller of personal data to comply with its privacy and data protection related obligations may result in significant liability, which could have an adverse effect on the reputation of that party and its business, thereby potentially having an adverse effect on our investors. The costs of compliance with, and/or other burdens imposed by, the EU GDPR, the UK GDPR and other applicable data protection laws will be borne (whether directly or indirectly) by us and may, therefore, affect any returns that would otherwise be available to our investors.
Further legislative evolution in the field of data protection and privacy is expected. For example, the EU Commission’s Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”) will replace the current “ePrivacy Directive.” The ePrivacy Regulation will update the legal framework regarding privacy in electronic communications and will likely apply to providers of such services to end users in the EU. The ePrivacy Regulation is in the process of being discussed and finalized and is expected to come into force within the next few years. There is also likely to be further divergence between EEA and UK data protection laws in the future, as the UK has proposed amendments to the UK GDPR via the Data Protection and Digital Information (No. 2) Bill. This may create a greater dual regulatory compliance burden on organizations that are subject to both regimes, and a diverging UK regime may result in the UK re-evaluating
the adequacy of the UK data protection framework, resulting in additional compliance costs when sending data from the EEA to the UK. The UK and EEA are considering or have enacted a variety of other laws and regulations relating to data such as the NIS 2 Directive (EEA), the Digital Operational Resilience Act (EEA), the Data Act (EEA), Data Governance Act (EEA), Financial Data Access Regulation (EEA), Digital Services Act (EEA), Online Safety Act (UK) and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—Artificial Intelligence Developments” herein), all of which could have a material impact on us and the operations of a Portfolio Entity. Blackstone cannot predict how these and other data protection laws may develop, or how they will be applied or interpreted by regulators and courts, and it may result in the business practices of Blackstone or a Portfolio Entity changing in a manner which adversely affects us.
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
Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the effect of the UK’s withdrawal from the EU is also likely to be an ongoing source of instability for the EU (and countries outside the EU), produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us and our Portfolio Entities. In addition, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to us and our Portfolio Entities.

Non-U.S.
and
Non-OECD
Investments
. We may invest a portion of our aggregate capital outside of the United States and outside of OECD countries. The legal systems of some countries lack transparency or could limit the protections available to foreign investors, and our Investments may be subject to nationalization and confiscation without fair compensation. Investments in
non-U.S.
and
non-OECD
securities and instruments involve certain factors not typically associated with investing in U.S. securities or instruments, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various
non-U.S.
currencies in which our
non-U.S.
Investments are denominated, fluctuations and costs associated with conversion of investment principal and income from one currency into another; (b) exposure to fluctuations in interest rates payable with respect to the instruments in which we invest; (c) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (d) differences between the United States and
non-U.S.
securities markets, including potentially higher price volatility, different interest rates and relative illiquidity of some
non-U.S.
securities markets, the absence of uniform accounting, auditing, and financial reporting standards, practices and disclosure requirements, and differences in government supervision and regulation; (e) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on
non-U.S.
investment by U.S. firms and repatriation of capital, the risks associated with political, economic, or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (f) the possible imposition of
non-U.S.
taxes on income, gains and gross sales or other proceeds recognized with respect to such securities or instruments; and (g) differing and potentially less well-developed or well-tested corporate and intellectual property laws, including those regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections; (h) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (i) political hostility to investments by foreign or private equity investors; (j) less publicly available information; (k) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (l) longer settlement periods for securities transactions; and (m) less reliable judicial systems to enforce contracts and applicable law. There can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are held in certain countries. Additionally, we may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence.
Furthermore, Portfolio Entities located outside the U.S. may be involved in restructurings, bankruptcy proceedings or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of debtors or creditors afforded in U.S. jurisdictions. To the extent such
non-U.S.
laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. See “—Legal Framework and Corporate Governance” herein for more information.
The effectiveness of the judicial system in countries in which we may invest varies; consequently, we may find it difficult to effectively protect our interests or pursue claims in the courts of countries with less-developed legal systems or commercial markets, as compared to the U.S. and other developed countries. The lack of sophistication and consistency with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights in certain countries in which we invest, as compared with the U.S., may adversely impact our ability to achieve our investment objectives.

While the Sponsor intends, where deemed appropriate, to manage us in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are in or subject to the laws of those countries or the value or realization of our Investments.
Investments in Emerging Markets and the Asia Pacific Region
. Although not our primary strategy, a portion of our capital may be deployed in emerging market countries, which may heighten the risks described above as emerging markets tend to be more prone to various risks as compared to more developed countries or regions. Risks associated with the following are particularly material in emerging markets: political affairs, corporate governance, judicial independence, political corruption, exchange controls, and changes in rules and regulations and interpretation of them. Accordingly, emerging markets are more volatile and the costs and risks associated with investments in them are generally higher than for investments in other countries.
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
Bankruptcy
. We will, both directly and through Portfolio Entities, be a borrower, and we could be a creditor through debt or other structured Investments that we may hold. Bankruptcy laws may delay our ability to realize on collateral for debt held by it, or may adversely affect the priority of debt through equitable subordination and other rules. In addition, a borrower may be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that may or may not be similar to the U.S. Bankruptcy Code. Certain
non-U.S.
bankruptcy laws and regulations may provide inferior protections to creditors than in the U.S. bankruptcy laws and regulations. U.S. and certain
non-U.S.
bankruptcy laws may result in a restructuring of debt without the creditor’s consent under the “cramdown” provisions of applicable bankruptcy laws and may result in a discharge of all or part of a debt Investment that we hold without payment to us. On the other hand, we as a borrower may be adversely affected by bankruptcy or other similar proceedings initiated against us or a Portfolio Entity; we may not be able to restructure our own debt and instead be forced to sell assets to repay debt, including at inopportune moments, due to laws that afford creditors rights. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. While the Sponsor intends, where deemed appropriate, to manage our Fund in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are in or subject to the laws of those countries.

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
Debt securities could be acquired in transactions involving asset managers. These asset managers may participate alongside us in the debt securities and/or may participate in the equity of the relevant Portfolio Entity. In the latter case, our interests and the interests of such asset managers may diverge in one or more respects. See “—Debt Investments” below for further debt-related risks.

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
Investments in Fund Managers and Pooled Investment Vehicles
. Although not expected to be a large portion of its investment strategy, we may invest in third-party investment managers (“Third-Party Fund Managers”) that manage Third-Party Pooled Investment Vehicles (“Third-Party Pooled Investment Vehicles”) in the following asset classes: private equity, credit, real estate, infrastructure, energy and certain other types of asset classes. We may also make investments directly in Third-Party Pooled Investment Vehicles if we anticipate an investment in the Third-Party Fund Manager. The private equity asset class comprises a wide-range of strategies and investment types, and the private equity oriented investment strategies pursued by Third-Party Fund Managers are expected to vary. There are many investment-related risks associated with such types of investments which could impair the performance and value of our Investments (see “—Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles” herein).

Multiple Levels of Fees and Expense
. In addition to the direct expenses and management costs borne by us, we may also bear our pro-rata
share of certain expenses and management costs incurred directly or indirectly by Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in which we invest. This would result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in the Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles. We will pay or otherwise bear carried interest, management fees and/or other incentive compensation in connection with Secondary Investments in Third-Party Pooled Investment Vehicles and Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts). We will not be reimbursed for any such fees paid to the managers of underlying funds in respect of such Secondary Investments, including where such managers are Blackstone affiliates (i.e., there will be “double fees” involved in making such investments which would not arise if the Unitholder were to invest in the underlying fund directly (including where the underlying fund is an Other Blackstone Account), because the Investment Manager and its affiliates will receive fees with respect to the management of our Fund, on the one hand, and the underlying fund manager (including where such manager is a Blackstone affiliate) will receive additional fees with respect to the management of such underlying fund, on the other hand), which will increase the amount of expenses borne by us (and indirectly by Unitholders) and reduce returns. With respect to our Primary Commitments to and Secondary Investments in Other Blackstone Accounts (other than Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts)), we are not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with our investments in such Other Blackstone Account except in limited circumstances, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar.
We will indirectly bear other expenses in connection with an Investment in or alongside an Other Blackstone Account, including any investment-related expenses and expenses paid to affiliates of the Sponsor, administrative expenses and other fund expenses as applicable to such Other Blackstone Account (to the extent applicable). These various levels of costs and expenses will be charged whether or not our performance generates positive returns. As a result, we, and indirectly the Unitholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset our profits. In addition, because of the fees and expenses payable by us pursuant to such Investments, our returns on such Investments will be lower than the returns to a direct investor in the Other Blackstone Accounts and/or Third-Party Pooled Investment Vehicles. Such returns will be further diminished to the extent we are also charged management fees and/or bear carried interest or other similar performance-based compensation in connection with our Secondary Investments in Other Blackstone Accounts and/or our investments in Third-Party Pooled Investment Vehicles managed by a Third-Party Fund Manager.
Illiquid and Long-Term Investments
. Most of our Investments (including, for the avoidance of doubt, investments into and/or alongside Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles) will be highly illiquid and require a long-term commitment with no certainty of return, and there can be no assurance that we will be able to realize a return on any Investment at any given time, notwithstanding the need to do so. Although Investments by us may generate current income, the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of the Investment. While an Investment may be sold at any time, it is not generally expected that this will occur, if at all, for a number of years after such Investment is made and some Investments may be held for much longer periods of time. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition of the type that results in investors receiving distributions. In addition, we will generally not be able to sell our securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases we may be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Moreover, if it is determined that we will dissolve, we may make Investments which may not be advantageously disposed of prior to the date that we will be dissolved.

Future Investment Techniques and Instruments
. Subject to the terms of the Partnership Agreement, the Investment Management Agreement and applicable law, we may employ new investment techniques or invest in new instruments that the Sponsor believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein. Such investments may entail risks not described herein. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks.
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
General Risks related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
Before making investments, the Sponsor will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the Sponsor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The Sponsor may decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by us (and not split between us and the target Third-Party Fund Manager unless specifically agreed).
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
Secondary Investments in Third-Party Pooled Investment Vehicles
No Established Market for Secondary Investments; Limited Opportunities
. There is no established market for Secondary Investments and no liquid market is expected to develop for Secondary Investments. Moreover, the market for Secondary Investments has been evolving and is likely to continue to evolve. We may acquire interests in Third-Party Pooled Investment Vehicles or Other Blackstone Accounts from existing investors in such Third-Party Pooled Investment Vehicles (and, generally, not from the issuers of such investments) and to dispose of such interests, in each case, on an opportunistic basis. In particular, we may target purchases of portfolios of interests in Third-Party Pooled Investment Vehicles from institutional and other investors, who may be less motivated to sell interests in Third-Party Pooled Investment Vehicles during periods when the performance of such funds is perceived to be improving. There can be no assurance that we will be able to identify sufficient Secondary Investment opportunities or that we will be able to acquire sufficient Secondary Investments on attractive terms. Equally, there can be no assurance that we will be able to realize any Secondary Investment at a price that reflects what the Sponsor believes to be its market value.
Importance of Valuation and Acquisition Terms
. The performance of our Investments in Secondary Investments will depend in large part on the acquisition price paid by us for such investments and on the structure of the acquisitions. Although the acquisition price of our Secondary Investments will likely be the subject of negotiation with the sellers of the investments, the acquisition price is typically determined by reference to the carrying values most recently reported by the underlying funds (which may be based on interim unaudited financial statements) and other available information. The underlying funds are not generally obligated to update any valuations in connection with a transfer of interests on a secondary basis, and such valuations may not be indicative of current or ultimate realizable values. Moreover, there is no established market for Secondary Investments or for the privately held portfolio entities in which the Third-Party Pooled Investment Vehicles or Other Blackstone Accounts may own securities, and there may not be any comparable companies for which public market valuations exist. As a result, the valuation of Secondary Investments may be based on imperfect information and is subject to inherent uncertainties. Generally, we expect to hold our Secondary Investments on a long-term basis. As a result, our performance will be adversely affected in the event that the valuations assumed by the Sponsor in the course of negotiating acquisitions of investments prove to have been too high.

Sector-Specific Investments
Investments in Natural Resources and Energy
. We may invest in natural resources and energy companies or projects, including, but not limited to, companies or projects that engage in oil and/or gas exploration and development and/or mining which are speculative businesses involving a high degree of risk. Whether a company or project is productive and profitable depends on a number of factors, many of which are beyond our control (e.g., the prevailing prices of commodities which recently have been, and are likely to continue to be, volatile). In addition, the energy and natural resource sectors are subject to comprehensive United States and
non-U.S.
federal, state and local laws and regulations. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect our Investments and prospects. For example, while we may invest in renewable energy and related businesses and/or assets, there can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that electricity produced by the renewable energy Investments will qualify for government program support. The elimination of, or reduction in, government policies that support renewable energy could have a material adverse effect on a renewable energy Portfolio Entity’s financial condition or results of operation. To the extent any federal, state or local tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, our renewable energy Investments may be negatively impacted. Investments in the natural resources and energy industries may also be subject to technical and environmental risks. For example, any offshore sea-based
operations of Investments could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. There can be no assurance that any or all technical and environmental risks can be mitigated or that such bonded and insured third parties, if present, will perform their obligations. Moreover, there can be no assurance that each Portfolio Entity will be fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect a Portfolio Entity’s operations and financial condition.
Investments in Infrastructure
. We may invest in infrastructure companies which involves acute risks resulting from a number of factors, many of which are beyond our or a relevant Portfolio Entity’s control, including, but not limited to, economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. For example, the operation and maintenance of infrastructure assets involve significant capital expenditures and various risks, many of which may not be under the control of the owner/operator (e.g., labor issues, increasing fuel prices, structural failures and accidents, environment related issues and the need to comply with the directives of government authorities). Although Portfolio Entities may maintain insurance to protect against certain risks, where available on reasonable commercial terms, such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of a Portfolio Entity’s losses. Furthermore, once infrastructure assets of Investments become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets may cause delays or result in closures or other disruptions subjecting the Investment to various risks including lower revenues. In addition, unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the Investment or related project. The operations of infrastructure projects are also exposed to unplanned interruptions caused by significant catastrophic events (e.g., earthquakes, fires and terrorist attacks). Operational disruption and capital expenditures relating thereto, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in permanent loss of customers, substantial litigation, or penalties for regulatory or contractual non-compliance.
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
Certain European jurisdictions may follow common law principles analogous to those practiced in the United States under the so-called
“equitable subordination” doctrine whereby lenders can become subject to claims from creditors of an obligor that debt obligations of such obligor which are held by such lender should be equitably subordinated. See “—Equitable Subordination” below. Certain European jurisdictions may present different issues. In the UK, a lender could be exposed to liability as a “shadow director” of a borrower if the lender exercises a sufficient level of control over a borrower such that the directors of the borrower are accustomed to act in accordance with the lender’s directions or instructions. If a lender is found to be a shadow director of a borrower, among other things the lender may (where the borrower has gone into insolvent liquidation and the lender did not take every step to minimize loss to the borrower’s creditors once the lender concluded or should have concluded that there was no reasonable prospect of avoiding insolvent liquidation) be ordered by the court to make a contribution to the company’s assets.
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
Insolvency proceedings are inherently litigious, time-consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. Insolvency proceedings may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees or otherwise become incapable of emerging from insolvency proceedings and restoring itself as a viable entity. Further, if insolvency proceedings result in liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. The administrative costs incurred in connection with insolvency proceedings are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Certain claims, such as claims for taxes, may in certain jurisdictions have priority by law over the claims of other creditors.
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

CLOs
. We may invest (including “equity” or residual tranches) in collateralized loan obligations (“CLO”) products and other securitizations (including CLO products formed or managed by Other Blackstone Accounts), which are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation tranches, trust preferred securities, insurance surplus notes, asset-backed securities, mortgages, real estate investment trusts, high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Securitization Assets are typically actively managed by an investment manager, and as a result the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on the CLO equity securities will depend in part upon the ability of each investment manager to actively manage the related portfolio of Securitization Assets.
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
. We may make investments in Portfolio Entities operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include energy, healthcare, financial services (including banking and mortgage origination and servicing), insurance, gaming, transportation (e.g., aviation) and also businesses that serve primarily customers that are governmental entities, including in the defense industry. Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally. Changes in applicable laws, rules, policies or regulations, or in the interpretations of these laws, rules, policies and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements in the case of banks or similarly regulated entities. If a Portfolio Entity or one of its service providers fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. This risk is heightened in circumstances where functions have been outsourced to such service providers and the Sponsor has reduced control over the outsource functions. A Portfolio Entity also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company or its service providers. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business. Additionally, problems in regulated industries may bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objectives.
Unionization
. Certain Portfolio Entities and/or their service providers may have a unionized work force or employees who are covered by a collective bargaining agreement, which could subject any such Portfolio Entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a Portfolio Entity’s operations and profitability could suffer if it or its service providers experience labor relations problems. Upon the expiration of any of such Portfolio Entity’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such Portfolio Entity’s facilities could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objectives.

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
non-U.S.
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
Investments in Certain Other Sectors and/or Industries
. There may be other sector or industry-specific risks which may, but not necessarily, relate to other Investments. For example, an Investment may experience significant adverse effects, which in turn, could adversely affect our performance, if: (a) it is dependent upon obtaining certain government approvals or third-party reimbursements (including from the government) but fails to receive them; (b) the Patient Protection and Affordable Care Act is replaced, modified or repealed; (c) a government intervenes in regards to healthcare pricing policies; (d) consumers spending materially decreases; (e) volatility in the aerospace industry continues; (f) a country in which an agriculture or timber-related Investment is made experiences adverse economic conditions; (g) it fails to obtain underwriting or reinsurance contracts, to the extent required; (h) there are unexpected market and/or economic changes in the transportation or shipping sector; (i) the price of commodities continue to experience high levels of volatility; (j) it fails to effectively compete in the technology sector and/or the technology sector as a whole declines; or (k) the profitability of the financial services industry is adversely affected by increasing competition and/or financial innovations, operational risks (e.g., security breaches) or the worsening of general economic conditions, including by the monetary, fiscal or other policies of governments.
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
non-compliance
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
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant Investment. In such cases, governmental authorities and others may seek to require us to satisfy the claims from other assets and Investments and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination may adversely affect our ability to develop, use or sell the asset or to borrow funds using such asset as collateral and may result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination. Under certain circumstances, environmental authorities and other parties may seek to impose personal liability on the limited partners of a partnership (such as us) subject to environmental liability. However, a limited partner may reduce its risk of such personal liability by, for example, avoiding activities with respect to our Investments that could allow it to be characterized as an operator of the contaminated property.
Climate Change Risk.
While the Sponsor sees economic opportunities in climate change and carbon reduction, global climate change is widely considered to be a significant threat to the global economy. Our Investments may face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Also, the performance of certain renewable energy assets, such as solar power generators, wind turbines, and hydropower assets, is dependent on weather conditions, which could shift as a result of global climate change. The Sponsor cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or us.

Additionally, as consensus builds that global warming is a significant threat, initiatives seeking to address climate change through regulation of greenhouse gas (“GHG”) emissions have been adopted by, are pending or have been proposed before international and regional regulatory authorities around the world. More specifically, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of GHG emissions may expose certain assets to so-called
“transition risks” in addition to physical risks, such as: (a) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations); (b) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (c) technology and market risks (e.g., declining market for products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (d) reputational risks (e.g., risks tied to changing customer or community perceptions of an asset’s relative contribution to GHG emissions).
Many industries (e.g., manufacturing, electrical power generation, fuel production/distribution/storage, transportation and insurance) face various climate change risks, many of which could conceivably materially impact them. Such risks include (a) regulatory/litigation risk (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, the discontinuance of certain operations and related litigation); (b) market risk (e.g., declining market for products and services seen as GHG intensive); and (c) physical risk (e.g., risks to plants or property owned, operated or insured by a company posed by rising sea levels, increased frequency or severity of storms, drought, wildfires and other physical occurrences attributable to climate change). These risks could result in unanticipated delays or expenses, especially for electricity, and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have an adverse effect on us.
Governmental Action Risk
. Our Investments may become subject to nationalization, condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of our Investment and there can be no assurance that we will have, or be able to effectively enforce, any rights to prevent such action. In addition, we may not be able to anticipate and/or insure against any such losses of property and ultimately may not receive adequate or timely compensation for the cost of our Investment and any improvements or other costs relating thereto.
Force Majeure Risk
. We and our Portfolio Entities may be affected by force majeure events (i.e., subject to applicable laws, events beyond the control of the party claiming that the event has occurred, including without limitation, acts of God, fires, floods, earthquakes, hurricanes, tornadoes, landslides, explosions, outbreaks of an infectious disease, pandemic or any other serious public health concerns, war, regional armed conflict, terrorism, nationalization of industry and labor strikes). Disease outbreaks have occurred in certain countries in the past and are currently occurring (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu, respiratory syncytial virus, or RSV,
COVID-19
and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which we target investments, could have a material adverse effect on the economy in such country or globally and/or the business operations of Portfolio Entities in which we invest. Force majeure events could adversely affect our ability, or the ability of a Portfolio Entity or a counterparty to perform its obligations, including but not limited to the construction of its in process development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us or a Portfolio Entity. In addition, the cost to us or our Portfolio Entities of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy and international business activity generally, or in any of the countries in which we may invest specifically, thereby affecting us and the Sponsor. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more Investments or its assets, could result in a loss to us, including if our Investment is cancelled, unwound or acquired (which could be without what the Sponsor considers to be adequate compensation) if an Investment or Portfolio Entity is affected, and any compensation provided by the relevant government may not be adequate. Any of the foregoing may therefore adversely affect the performance of our Investments. (See also “—Natural Disasters,” “—Epidemics / Pandemics” and “—Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments” herein).
Russian Invasion of Ukraine
. On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this material, the countries remain in active armed conflict. Around the same time, the United States, the UK, the EU, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus, as well as a number of Russian oligarchs. The ongoing conflict and the rapidly evolving measures in response have had and could be expected to continue having a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its future impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any Portfolio Entities, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas.
Furthermore, if after subscribing to us an investor or any beneficial owner thereof is included on a list of prohibited entities and individuals maintained by a relevant regulatory and/or government entity including the Office of Foreign Assets Control or the United Nations or under similar European Union and/or United Kingdom regulations (as the latter are extended to the Cayman Islands by statutory instrument) or under Cayman Islands law, or is operationally based or domiciled in a country or territory in relation to which current sanctions have been imposed by OFAC, the United States, the United Nations, the EU or, the UK and/or the Cayman Islands or is otherwise subject to sanctions imposed by the United Nations, OFAC, the EU, the UK (including as the latter are extended to the Cayman Islands by statutory instrument) or the Cayman Islands (collectively, a “Sanctions Subject”), we may be required to cease any further dealings with the investor’s Interest until such sanctions are lifted or a license is sought under applicable law to continue dealings. For the avoidance of doubt, the Sponsor has the sole discretion to determine the remedy if an investor is included on a Sanctions List and is under no obligation to seek a license to continue dealing with such investor. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by the Sponsor’s or our activities or investors, which would adversely affect us. See also “—OFAC and Sanctions Considerations” below.
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
Capital Requirements and Distributions
Additional Capital Requirements
. Certain of our Portfolio Entities, especially those in a development or “platform” phase, may be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. For example, some Portfolio Entities are expected to require several rounds of capital infusions and such additional financings may be invested based on valuations that differ materially. The amount of such additional financing needed will depend upon the maturity and objectives of the particular Portfolio Entity. Each such round of financing (whether from us or other investors) is typically intended to provide a Portfolio Entity with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a Portfolio Entity may have to raise additional capital at a price unfavorable to the existing investors, including us, or may suffer material adverse consequences if it fails to obtain the capital. In addition, we may make additional debt and/or equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such Portfolio Entity in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such Portfolio Entity’s performance does not meet expectations. There can be no assurance that we or any Portfolio Entity will be able to predict accurately the future capital requirements or that additional funds will be available from any source when needed.
Adequacy of Reserves; Participation in
Follow-On
Investments
. As is customary in the industry, we may establish holdbacks or reserves, including for estimated accrued expenses, Management Fees, servicing fees, Administration Fees, pending or anticipated liabilities, Investments, claims and contingencies relating to us. Estimating the appropriate amount of such reserves is difficult and inadequate or excessive reserves could impair the investment returns to Unitholders. If our reserves are inadequate and other cash is unavailable, we may be unable to take advantage of attractive investment opportunities or protect its existing Investments. In these circumstances the Sponsor may allocate such opportunities to Other Blackstone Accounts, which, in the case of further investments in existing Portfolio Entities could result in us being subject to dilution and may give rise to other significant risks and conflicts of interest. We (and/or one or more Other Blackstone Accounts, including committed and other co-investment
funds) may similarly not participate in a
follow-on
opportunity (and therefore our interest would be subject to dilution or increase, as applicable) where such follow-on
opportunity does not comply with any investment limitations in the organizational documents (or the governing agreement of such Other Blackstone Account, including where one or more investors have consent rights over participating in follow-on
opportunities), even if the original investment did. We may, to the contrary, be obligated to bear a larger share of any follow-on
opportunity, where
co-investment
vehicles (or Other Blackstone Accounts) ultimately do not participate in such follow-on
opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment
vehicles have insufficient capital available to invest in such follow-on
opportunity, in each case, as determined in good faith by their respective general partners or investment managers). There can be no assurance that we will not be adversely affected by such allocations. Further, the allocation of investment opportunities among us and Other Blackstone Accounts may depend, in part, on the respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any Other Blackstone Accounts that participated alongside us in an Investment are inadequate and unpaid capital commitments or other cash is unavailable, such Other Blackstone Accounts may be unable to participate in follow-on
investments related thereto, and we may participate to a greater extent than it would have otherwise. For example, certain committed and other co-investment
funds may not participate in
follow-on
investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion.

Deployment of Capital
. In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Units in this offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash or liquid Investments pending deployment into other Investments outside our core strategy, which cash holdings may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of Unitholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee and Administration Fee.
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
Sourcing and Payment of Distributions
. We have not established a minimum distribution payment level, and our ability to make distributions to our Unitholders may be adversely affected by a number of factors, including the risk factors described in this report. As of the date of this report, we have a limited track record and may not generate sufficient income to make distributions to our Unitholders. Our General Partner will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to its Unitholders are:

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
We may not generate sufficient cash flow from operations to fully fund distributions to Unitholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our Units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Manager elects to receive its Management Fee and/or Administration Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units, how quickly we invest the proceeds from this and any future offering and the performance of our Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of an offering will result in us having less funds available to acquire Investments. As a result, the return a Unitholder realizes on its investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute a Unitholder’s interest in us on a percentage basis and may impact the value of its investment especially if we sell these securities at prices less than the price such Unitholder paid for its Units. We may be required to continue to fund our regular distributions from a combination of some of these sources if our Investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
We may also defer operating expenses or pay expenses (including the fees of the Investment Manager or distributions to the General Partner) with our Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase Units from the Investment Manager or the General Partner shortly after issuing such units or Units as compensation. The payment of expenses with our Units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Investment Manager and General Partner are under no obligation to receive future fees or distributions in our Units and may elect to receive such amounts in cash.
In-Kind
Remuneration to the Investment Manager and/or General Partner
. The Investment Manager or the General Partner may choose to receive our Units in lieu of certain fees or distributions. Repurchases of our Units (a) from the Investment Manager paid to the Investment Manager as Management Fee/or Administration Fee and (b) from the General Partner distributed to the General Partner with respect to its Performance Participation Allocation are each subject to the quarterly volume limitations of the Repurchase Program and the Early Repurchase Deduction.
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
Portfolio Entities
Litigation.
In connection with ordinary course investing activities, the Sponsor and/or we, as well as our Portfolio Entities, may become involved in litigation, including as a party or non-party
or in governmental and/or regulatory inquiries, investigations and/or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation or proceeding, once begun, would be resolved in favor of the Sponsor, and/or us and/or such Portfolio Entity (as applicable). Any such litigation, investigation or proceeding could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take-privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of researching and gathering information in respect of any discovery requests or potential litigation, defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by us and would reduce net assets. In addition, from time to time past or current partners, members, employees and managers of the Sponsor may disagree with the Sponsor and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time-consuming for the Sponsor.
Risks Relating to Due Diligence of Investments
. Before making Investments, the Sponsor will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail, among other factors, evaluation of important and complex business, financial, tax, accounting, environmental, social, governance, real property and legal issues. When conducting due diligence and making an assessment regarding an Investment, the Sponsor will rely on the resources available to it, including information provided by the counterparty and, in some circumstances, third-party diligence investigations and due diligence conducted by an Other Blackstone Account. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover all risks. As a result, due diligence investigations conducted with respect to any investment opportunity may not reveal or highlight all relevant facts necessary or helpful to make the investment decision. Moreover, such an investigation will not necessarily result in an Investment being successful. There can be no assurance that attempts to provide downside protection with respect to an Investment, including pursuant to risk management procedures described in this report, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Conduct occurring at Portfolio Entities, even activities that occurred prior to our investment therein, could have an adverse impact (financial or otherwise) on us. In particular, there can be no assurance that the Sponsor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during its efforts to monitor an Investment on an ongoing basis or that any risk management procedures implemented by the Sponsor will be adequate. In the event of fraud by any Portfolio Entity or any of its affiliates, we may suffer a partial or total loss of capital invested in that Portfolio Entity. An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Entity or the seller. Such inaccuracy or incompleteness may adversely affect the value of our Investments in such Portfolio Entity. The Sponsor will rely upon the accuracy and completeness of representations made by Portfolio Entities and/or their former owners in the due diligence process to the extent reasonable when it makes its investments, but cannot guarantee such accuracy or completeness of any such representation. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a Portfolio Entity may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
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

Misconduct by Sponsor Employees and Fund Service Providers
. Misconduct by employees of the Sponsor and/or service providers to us and/or their respective affiliates could cause significant losses to us. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public
information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities, and non-compliance
with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to us. The Sponsor has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Sponsor will be able to identify or prevent such misconduct.
Reliance on Portfolio Entity Management and Third Parties
. The
day-to-day
operations of each Portfolio Entity will be the responsibility of the Portfolio Entity’s management team. Although the Sponsor will be responsible for monitoring the performance of our Investments and intends to acquire and invest in Portfolio Entities with strong management teams or build strong management teams at each of them, there can be no assurance that the management team of any Portfolio Entity will operate in accordance with the Sponsor’s expectations, and the Sponsor may have limited protections and governance rights in this regard, particularly where we are making a minority or non-equity
investment. Moreover, a Portfolio Entity can lose employees (including to the Sponsor and/or Blackstone), as notwithstanding general unemployment levels or developments within a particular industry, the market for high-performing executive talent is competitive. In connection with attracting and retaining strong management teams (including as a result of the foregoing), Portfolio Entities may enter into customized arrangements with one or more members of their management teams, including low-
or
zero-interest
loans, unconventional incentive compensation or compensation in-kind.
We may, in appropriate circumstances, fund the capital necessary for such arrangements or separately enter into such arrangements directly with management team members. There can be no assurance that a Portfolio Entity will be able to attract, develop, integrate and retain suitable management team members over the life of our Fund and, as a result, we and such Portfolio Entity may be adversely affected thereby.
Furthermore, consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process and/or the ongoing operation of our Fund and our Portfolio Entities to varying degrees. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries, and other service providers) of our Fund or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in less favorable terms to us than might be negotiated if those considerations were not taken into account. For example, certain asset management, finance, administrative and other similar functions, such as data entry relating to a Portfolio Entity, may be outsourced to a third-party or affiliated service provider whose fees and expenses will be borne by us or such Portfolio Entity and will not offset Fund Fees. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Sponsor’s reduced control over the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected.
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

Outsourcing.
The Sponsor is expected to outsource to third parties several of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, accounting, investment diligence (including sourcing), modeling, ESG (as defined below) services, and ongoing monitoring, tax or other related services) that can be or historically have been performed in-house
by the Sponsor and its personnel. For example, third parties may assist the Sponsor in preparing internal templates, memos, and similar materials in connection with the Sponsor’s analysis of investment opportunities. The fees, costs and expenses of such third-party service providers will be borne by us as fund expenses, even if the Sponsor would have borne such amounts if such services had been performed in-house
(which, for the avoidance of doubt, would be in addition to any fees borne by us as fund expenses for similar services performed by the Sponsor in-house
in lieu of or alongside (and/or to supplement or monitor) such third parties, subject to the terms of the Partnership Agreement). From time to time, the Sponsor may provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and in certain cases the cost of the Sponsor’s services are reimbursable under the Partnership Agreement. In such cases, the fees, costs and expenses associated with the provision of such services will be borne by us instead of the Sponsor, thereby increasing our expenses borne directly or indirectly by the Unitholders. Outsourced services also include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that may, subject to the terms of the Partnership Agreement, also be provided by Blackstone’s in-house
personnel at our expense.
The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Blackstone) may spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related email addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. The Sponsor will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as fund expenses (with no reduction or offset to Management Fees) and retaining third parties will reduce the Sponsor’s internal overhead, compensation and benefits costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are chargeable to us. In general, the involvement of third-party service providers may present a number of risks due to the Sponsor’s reduced control over the functions that are outsourced. In some cases, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to us and/or our Portfolio Entities to other third parties (including to their affiliates). Any such delegation could further reduce the Sponsor’s control over the outsourced functions, and the Sponsor would lack direct oversight over the party to whom the responsibilities are delegated.
A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to us and/or our Portfolio Entities, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the Sponsor as compared to its other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance our interests and often have no fiduciary obligation to act in the best interest of the Sponsor or us. The Sponsor has limited visibility into what conflicts of interest a third-party service provider might fact and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegate will not perform the outsourced function with the same degree of skill, competence and efficiency as Blackstone would in the absence of an outsourcing arrangement). We could suffer adverse consequences from actions, errors or failures to act by such third parties or their designees, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house
services may not occur uniformly for all Blackstone managed vehicles and accounts and, the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs could be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) Other Blackstone Accounts for similar services.
The Sponsor may similarly determine to outsource certain services to our Portfolio Entities and/or Other Blackstone Accounts. The risks and conflicts described above would similarly apply in such circumstances.
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
Portfolio Entity Liabilities
. Liabilities of Portfolio Entities, including those related to activities that occurred prior to our investment therein, could have an adverse impact on us. For example, the European Commission held a fund liable as a result of a former portfolio entity that engaged in anticompetitive cartel activities on the basis that such fund had exercised decisive influence over the former portfolio entity. This precedent illustrates the risk that even if private equity funds are only involved in the high level strategy and commercial policy of their portfolio companies, it does not exclude them from potential liability in the context of certain courts and/or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. We could, as a result, become liable for certain classes of claims against our Portfolio Entities. Finally, it is possible that creditors of Portfolio Entities owned by Other Blackstone Accounts may seek to make certain claims (including, by way of example only, environmental, consumer protection and pension/labor law matters and liabilities) against us due to our common control relationship with Other Blackstone Accounts. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a Portfolio Entity that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if our Portfolio Entity or the Portfolio Entity of an Other Blackstone Account is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including our Portfolio Entities.
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
Leverage
Volatility of Credit Markets May Affect Ability to Finance and Consummate Investments
. The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financings
for Investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, volatility of the global debt markets becomes extreme, interest rates rise, and investor demand for high-yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance new private equity investments and could lead to a deterioration in available terms, which is likely to affect us both in purchasing as well as selling. Our ability to generate attractive investment returns for its Unitholders will be adversely affected to the extent we are unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the economy, which could restrict our ability to sell or liquidate Investments at favorable times or for favorable prices or otherwise may have an adverse impact on our business and operations.

Bridge Financings
. From time to time, we may lend to one or more of our Portfolio Entities an unsecured basis (which may initially be intended on a short-term, unsecured basis but may become a long-term basis as more fully described below) or otherwise invest in a Portfolio Entity in anticipation of a future issuance of equity, long-term debt securities, or other refinancing, syndication or liquidity event. It can be expected that we will make loans to Portfolio Entities where such Portfolio Entity requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, we expect, directly or indirectly, to make a short-term loan or otherwise invest on an interim basis in a Portfolio Entity. While any such short-term loans (or bridge financings) could be converted into a more permanent, long-term security, it is entirely possible, for reasons not always in our control, that the issuance of long-term securities or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans at the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position that we have taken.
Credit Support
. We may be required to make contingent funding commitments or guarantees to our Portfolio Entities or other vehicles or entities in or alongside which we invest and to provide other credit support arrangements in connection therewith. Such credit support may take the form of a guarantee, letter of credit, equity commitment or other forms of promise to provide funding. Such credit support may result in fees, expenses and interest costs to us, which could adversely impact our results.
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
The Sponsor may also obtain leverage at our level. We expect to incur indebtedness and enter into guarantees and other credit support arrangements, or incur any other obligations in connection with our investment activities, for any proper purpose, including, without limitation, to fund Investments, cover fund expenses, Organizational and Offering Expenses (as defined below) and Management Fees, provide permanent financing or refinancing, provide cash collateral to secure outstanding letters of credit, provide funds for distributions to Unitholders, and to fund repurchases. The General Partner could be incentivized to borrow (whether from a net asset value credit facility of our Fund or otherwise) for distributions as it will result in the General Partner receiving its Performance Participation Allocation earlier than it would otherwise. Such borrowings also increase our leverage without any corresponding acquisition of assets. Borrowings and guarantees by us may be deal-by-deal
or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment
or portfolio wide basis) with any parallel entities,
co-investment
vehicles, Other Blackstone Accounts (including for the avoidance of doubt BXPE Lux), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror our obligations (e.g., we may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among us and such other vehicles or funds pro-rata
(and therefore indirectly to the

Unitholders
pro-rata)
based on principal amount outstanding, but other fees and expenses, including upfront fees and origination costs, could be allocated by a different methodology, including entirely to us. Furthermore, in the case of indebtedness on a joint and several or cross-collateralized basis, we could be required to contribute amounts in excess of its pro-rata
share of the indebtedness, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro-rata
share of such indebtedness. We could lose our interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing
Investments of ours and such other vehicles. We may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with our assets that are in default. Our obligations due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against our leverage limitations. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to us and/or Other Blackstone Accounts, and such preliminary allocations may be subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities, and other considerations. Although the Sponsor will seek to use leverage in a manner it believes is appropriate, the use of leverage involves a high degree of financial risk.
By executing a subscription document with respect to our Fund, Unitholders will be deemed to have acknowledged and consented to the Sponsor causing us to enter into one or more credit facilities or other similar fund-level borrowing arrangements.
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
pro-rata
share of such bond financing, we could be required to fund the shortfall. In addition, such bond financing may be on a joint and several basis (which may be on an investment-by-investment
or portfolio wide basis) with
co-investment
vehicles or Other Blackstone Accounts, and, as such, there is a risk that we could be required to contribute amounts in excess of our pro-rata
share of such financing, including additional capital (a) to make up for any shortfall if the co-investment
vehicles or Other Blackstone Accounts are unable to service or repay their pro-rata
share of such financing or (b) to reimburse such
co-investment
vehicles or Other Blackstone Accounts for proceeds that would have been distributed to such investors but instead are used to service or repay such Bond Financing Entity financing relating to investments in which such entities do not participate.
Tax-exempt
investors should note that the use of leverage by the Fund may create “unrelated business taxable income” (“UBTI”).
We are party to an uncommitted line of credit with an affiliate of Blackstone
.
We have entered into an uncommitted line of credit with Blackstone Holdings Finance Co. L.L.C. (“Finco”), an affiliate of Blackstone, pursuant to which we may borrow up to $300.0 million at an interest rate equal to Secured Overnight Financing Rate (“SOFR”) plus 3.0%. There is no assurance that we will be able to obtain leverage from a third-party lender. Because this line of credit is with an affiliate of Blackstone, Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.

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
The use of margin borrowings results in certain additional risks to us. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by us to the extent not recourse to us for purposes of determining our compliance with the limitations on borrowings set forth in the Partnership Agreement. For example, should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements, or may be required to sell assets at such reduced values.
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
Preferred Financing; Margin Loans
. In addition to secured financing arrangements, we could employ preferred financing arrangements or margin loans with respect to some or all of our Investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to us. Subject to the Partnership Agreement, such arrangements could be employed to provide for additional capital for new or follow-on
investments by us and will not be treated as borrowings incurred by us for purposes of determining our compliance with the limitations on borrowings set forth in the Partnership Agreement. These arrangements could result in us receiving a lower overall return of distributions than we would otherwise have received if, for example, an Investment is held for a long period of time, resulting in a compounding preferred return in favor of the third party financing provider, or where the proceeds of the financing are reinvested in Investments that do not perform as well as the original Investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, we will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Furthermore, to the extent a margin loan is entered into on behalf of both us and a co-investment
vehicle on a cross-collateralized basis, in the event of a margin call, we and such co-investment
vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because co-investment
vehicles frequently have limited or no remaining unpaid capital commitments, co-investors
may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors
decline to do so, we are expected to be liable for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors
elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on
investments, and the our exposure to further decreases in value of the related investment may be higher as a result. Similar risks and potential adverse results will be present where we co-invest
alongside Other Blackstone Accounts and the relevant Portfolio Entity requires additional capital, and such Other Blackstone Accounts have insufficient capital to participate in a follow-on
investment, or an option on whether to participate.

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
Hedging Risks/Derivatives
. While it is not currently anticipated that we will use derivative instruments for long-term hedging or speculative purposes as a material component of its investment strategy, we may utilize a wide variety of derivative financial instruments for risk management purposes. The successful utilization of hedging and risk management strategies requires different skills than those used in selecting and monitoring Investments and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses), whether at our level or investment vehicle level, will be borne by us, including costs incurred in connection with deals that failed to be consummated. There can be no assurance that any derivatives or other hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk, (including unidentified or unanticipated risks or where the Sponsor does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction. The Sponsor may not be able to effectively hedge against, adequately anticipate or choose not to hedge or mitigate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange risks.
Recently, counterparties to derivative contracts have sought assurances that the special purpose or other vehicle executing the derivative contract have recourse to main fund, which recourse liability can create significant additional risk to us and our other Investments. Derivative contracts entered into by us will also often have cross-

default and/or cross-acceleration provisions such that a default under our other facilities would also trigger a notice or payment obligation under the relevant derivative contracts, which could create cascading liabilities and additional burdens on us. We will utilize derivatives and other hedging transactions only as determined by the Sponsor in its sole discretion.
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

Legal and Regulatory—Investment
Intermediate Entities
. If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of our Fund or of certain current or prospective Unitholders, the General Partner or any of its affiliates may, in its sole discretion, cause us to hold certain investments directly or indirectly through Intermediate Entities (including Corporations). Management Fees, Administration Fees and Performance Participation Allocations may be paid or allocated, as applicable, in whole or in part, at the level of our Fund or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.
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
Certain Investments can involve regulated activities (e.g., gaming and liquor). Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses. Accordingly, our Portfolio Entities themselves may be required to obtain, or may require Blackstone or its personnel to obtain, various EU, national, U.S. federal, state, local or
non-U.S.
licenses in connection with the operation of their businesses or in order to make, hold or dispose of certain investments, particularly to enable a Portfolio Entity to engage in certain types of regulated business practices. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurances that a Portfolio Entity (or Blackstone and its personnel) will obtain all of the licenses sought or that there will not be significant delays in seeking such licenses, which could impact such Portfolio Entity’s operations. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business. Furthermore, the Portfolio Entities may be subject to various information and other requirements in connection with obtaining or maintaining such licenses, and there is no assurance that the

Portfolio Entities will satisfy those requirements or that Blackstone and its personnel will provide any information required of them. Such licenses may depend in whole or in part on information about the Sponsor and its affiliates, the Unitholders and/or Blackstone and its personnel, which Blackstone may be unwilling or unable to provide (in which case the Portfolio Entity’s application for such license could be unsuccessful). In some circumstances, we may be required to provide certain information about the Unitholders in order to obtain such licenses. A Portfolio Entity’s failure to obtain or maintain licenses could have adverse consequences for us and/or such Portfolio Entity. In addition, the ownership and operation of certain Portfolio Entities may require certain individuals to be routinely vetted in order for the Portfolio Entity to obtain and maintain certain state licenses. We may require some or all of these licenses, approvals and permits to acquire an Investment or asset (which may result in significant costs and expenses), and counterparties may also require some or all of these licenses, approvals and permits to acquire Investments or assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell Investments or assets, and our ability to proceed with an identified investment.
Antitrust Risk
. We and our Portfolio Entities will be subject to antitrust and competition rules that apply in the U.S., the UK, the EU and the countries or regions where we/they do business. Failure to comply with those rules could result in sanctions, fines or penalties, including civil damage actions, or delays in consummating our Investments. In certain instances, a failure to comply could also result in an inability to consummate an Investment, restricting additional investment(s) in existing Investments and/or requiring divestment of certain assets. This could also negatively affect the Sponsor’s brand and reputation and could require the Sponsor’s management to devote time to compliance with such rules and resolution of such outcomes, which would reduce the time spent on our other activities. In some cases, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on current or former portfolio companies for breach of antitrust rules or regulations. This has become particularly true in Europe. Also, there have been governmental investigations and lawsuits alleging that certain club deals or consortium bids constituted an illegal attempt to collude and drive down the price on acquisitions. There can be no assurances that we, the General Partner, the Investment Manager or the Portfolio Entities will not be subject to litigation or investigations involving consortium bids or allegations of other anticompetitive activity, or the resulting negative impacts described above.
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

The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds may adversely affect the value of investments held by us and our ability to effectively employ our investment and trading strategies. Increased scrutiny and newly proposed legislation applicable to private investment funds and their sponsors may also impose significant administrative burdens on the Sponsor and may divert time and attention from portfolio management activities. In addition, we will be required to register under certain additional foreign laws and regulations, and will need to engage additional distributors or other agents in certain
non-U.S.
jurisdictions in order to market Units to potential investors. The effect of any future regulatory change on us could be substantial and adverse. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC and other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The current state of the evolving regulatory environments may significantly increase the cost of managing us and providing effective compliance oversight and any such costs and expenses will be borne directly by us as fund expenses.
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting financial institutions under the Biden administration remain highly uncertain. None of the General Partner, us or their/our respective affiliates can predict the ultimate impact of the foregoing on us, our business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future changes may adversely affect our operating environment and therefore our business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral of government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
In addition, any changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing the financial services industry, foreign trade, manufacturing, outsourcing, development and investment in the territories and countries or types of investments in which we may invest, and any negative sentiments towards the United States as a result of such changes, could adversely affect the performance of our Investments. Moreover, media (including social media) has the potential to influence public sentiment and escalate tensions both within the U.S. and in international relations, which could cause social unrest and could negatively impact stock markets and economics around the globe and our Investments.
Emerging Growth Company
. We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates
exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Once we are no longer an emerging growth company, so long as our Units are not traded on a securities exchange, we will be deemed to be a
“non-accelerated
filer” under the Exchange Act, and as a
non-accelerated
filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.

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
OFAC and Sanctions Considerations
. Economic sanction laws in the United States and other jurisdictions prohibit Blackstone, Blackstone’s professionals and ourselves from transacting in certain countries and with certain individuals and companies. These sanctions, including sanctions imposed on Russia and certain Ukraine territories in response to the crisis in Ukraine are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on Blackstone. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanction evaders, specially designated narcotics traffickers and other parties. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. Accordingly, we require investors to represent and warrant, on a continuing basis, that they are not, and that to the best of their knowledge or belief their beneficial owners, controllers or authorized persons (“Related Persons”) (if any) are not; (a) named on a list of prohibited entities and individuals maintained by the United Nations, OFAC or under similar EU, Luxembourg, UK regulations (as the latter are extended to the Cayman Islands by statutory instrument) and/or under Cayman Islands law, (b) operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the United States, OFAC, the EU, Luxembourg, UK or the Cayman Islands or (c) otherwise subject to sanctions imposed by the UN, OFAC, the EU, the UK (including as the latter are extended to the Cayman Islands by statutory instrument) or the Cayman Islands (collectively a “Sanctions Subject”). If an investor or a Related Person is or becomes a Sanctions Subject, we may be required to immediately cease any further dealings with the investor and/or the investor’s interest in us until the investor or the relevant Related Person (as applicable) ceases to be a Sanctions Subject, or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”). We may further be required to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. Accordingly, these types of sanction laws may prohibit or limit our investment activities. For the avoidance of doubt, the Sponsor has the sole discretion to determine the remedy if an investor is or becomes a Sanctions Subject and is under no obligation to seek a license to continue dealing with such investor. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by the activities of the Sponsor, ourselves, or our investors, which would adversely affect us.
We and the Sponsor shall have no liability whatsoever for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by an investor as a result of a Sanctioned Persons Event.
Corruption; FCPA
. In some countries, there is a greater acceptance than in the U.S. of government corruption and involvement in commercial activities. Blackstone, the Blackstone professionals and ourselves, where relevant, are committed to complying with the FCPA, the UK Bribery Act and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to execute on investment opportunities and obtain or retain business.
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
Derivatives; Registration under the U.S. Commodity Exchange Act
. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Registration of the Sponsor with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” or any change in our, the Sponsor’s or its affiliates’ operations (including, without limitation, any change that causes the Sponsor or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Sponsor’s ability to rely upon an exemption from registration could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Sponsor to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
Sustainability Risks
. The Sustainable Finance Disclosure Regulation (“SFDR”) defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. Blackstone, the Sponsor (or its delegate), our Fund Program, Portfolio Entities of our Fund Program, and other parties, such as service providers to our Fund Program or Portfolio Entity counterparties, may be negatively affected by sustainability risks. If appropriate for an investment, the Sponsor (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. Blackstone, the Sponsor (or its delegate), our Fund Program, Portfolio Entities of our Fund Program, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of our Fund Program and our investments. The investments underlying our Fund Program do not take into account the EU criteria for environmentally sustainable economic activities.
Financial Industry Regulation
. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Basel III as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on Blackstone or ourselves, specifically. There can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede our activities.

There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the private investment fund industry. On July 21, 2010, then-President Obama signed into law the Dodd-Frank Act. A key feature of the Dodd-Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to the U.S. financial system. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly-leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.
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
As a registered investment adviser under the Advisers Act, the Investment Manager and its affiliates are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Manager and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Sponsor is required to comply with a variety of regulatory reporting and compliance-related obligations under other applicable laws (including SFDR and CFTC). In light of the heightened regulatory environment in which we and the Sponsor operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for us and our affiliates and the Sponsor and its affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that the Sponsor report detailed information about our assets, investments, performance, and liabilities, and about other accounts and investment funds it advises, as well as aggregated information about the investors in such vehicles, and because we will be required to bear our share of expenses relating to compliance-related matters and regulatory filings, we will bear the pro-rata
costs and expenses of initial and ongoing Form PF compliance, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Certain of these expenses are likely to be material, including on a cumulative basis over the life of our Fund. Additionally, we have engaged and may in the future engage additional third-party service providers to perform some or a significant portion of the reporting and compliance-related matters and functions under our supervision (including, without limitation, draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses borne by us. Any further increases in the regulations applicable to private investment funds generally or ourselves and the Sponsor in particular may result in increased expenses associated with our activities and additional resources of the Sponsor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for Unitholders and have a material adverse effect on our ability to effectively achieve our investment objective.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new proposed rules and regulations in this arena may increase the possibility that the Sponsor and its affiliates may be exposed to claims and actions that could require a Unitholder to withdraw from us. As a related matter, Blackstone may be required to provide certain information regarding some of the investors in us to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA. In addition, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting private investment firms on a variety of matters of interest to organized labor. In addition, as private fund firms and other alternative asset managers become more influential participants in the U.S. and global financial markets and economy generally, the private fund industry has recently been subject to criticism by some politicians, regulators and market commentators. The recent negative perception of the private investment fund industry in certain countries could make it harder for funds sponsored by private investment firms, such as us, to successfully bid for and complete investments. In addition, as a publicly-traded global alternative asset manager whose broad range of businesses include the management of direct and secondary private equity funds, hedge funds, real estate opportunity funds, real estate debt funds, “core” or “core plus” real estate funds, credit-oriented funds, opportunistic funds, mutual funds, and other private investment funds and products, Blackstone is from time to time subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain regulatory, litigation and other similar matters are disclosed in (a) Blackstone’s public filings (including, without limitation, its current, periodic and annual reports on Forms
8-K,
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
Regulation with Respect to Private Funds and Investment Advisers
. The Investment Manager is subject to

regulation by the SEC. In recent years, the SEC staff’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, custody practices, allocation of investment opportunities, terms agreed to in side letters and similar arrangements with investors, consistency of firms’ practices with disclosures, handling of material non-public
information and insider trading, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest.
In August 2023, the SEC voted to adopt previously proposed new rules and amendments to existing rules under the Advisers Act (collectively, the “Private Funds Rules”) specifically related to investment advisers and their activities with respect to the private funds they advise. In particular, the Private Funds Rules will, among other changes, impose quarterly reporting by private funds to investors that is required to contain detailed information on performance, investments, adviser-compensation, fees and expenses, capital inflows and capital outflows; require registered investment advisers to obtain an annual audit for all private funds that meets the requirements of the existing Advisers Act custody rule; require registered investment advisers to obtain a fairness or valuation opinion and make certain disclosures, in connection with adviser-led
secondary transactions (also known as
GP-led
secondaries); restrict advisers from engaging in certain practices unless they satisfy certain disclosure requirements and, in some cases, consent requirements, which practices include, without limitation, charging regulatory or compliance fees or expenses, or fees or expenses associated with an examination, of the Investment Manager or its related persons to private fund clients, seeking reimbursement for certain investigation-related expenses, reducing the amount of the General Partner’s clawback by actual, potential or hypothetical taxes applicable to the General Partner or its employees, borrowing from a private fund, making non-pro
rata fee or expense allocations; restrict advisers from engaging in certain forms of preferential treatment to private fund investors related to liquidity and information rights if they would be reasonably expected to have a material negative effect on other investors and otherwise require advisers to make certain disclosures regarding preferential treatment of investors; and prohibit an adviser from having a private fund bear the costs of any fees or expenses related to an investigation resulting in a court or governmental authority imposing a sanction for violating the Advisers Act. The Private Funds Rules also impose additional requirements on advisers to document their annual compliance reviews in writing and retain additional required books and records relating to private funds they advise. Although the legality of the Private Funds Rules is currently being challenged in federal court, it is uncertain whether this legal challenge will succeed.
While the full impact of the Private Funds Rules cannot yet be determined, it is generally anticipated that these rules will have a significant effect on private fund advisers and their operations, including by increasing regulatory and compliance costs and burdens and heightening the risk of regulatory inquiries and actions (including public regulatory sanctions) and limiting our ability or willingness to negotiate certain types of individualized terms with investors in us or similar pools of assets that invest alongside us, which may cause certain investors to not subscribe to us who otherwise might have. We are expected to bear (whether directly or indirectly through our Portfolio Entities) certain regulatory and compliance costs relating to the Private Funds Rules, which could include (without limitation) fees, costs and expenses incurred in connection with preparing and distributing to investors the quarterly statements required by the rules, soliciting and obtaining from investors any consents required by the rules providing investors with any notices or disclosures required by the rules and obtaining and distributing to investors fairness or valuation opinions in connection with adviser-led
secondary transaction (including fees paid to third parties engaged by the Sponsor or us to perform or assist with such actions or processes), which fees, costs and expenses could be expected to be material.
In addition to the Private Funds Rules, in May 2023, the SEC adopted changes to Form PF, which required, among other changes, additional reporting by private funds with respect to current reporting events as well as other enhanced reporting, and, in February 2024, the SEC and CFTC jointly adopted additional changes to Form PF, which further expanded reporting obligations for certain types of private funds.
In addition, in July 2023, the SEC proposed new predictive data analytics rules, which would require broker-dealers and registered investment advisers to identify certain covered technologies (defined to include any analytical, technological, or computational function, algorithm, model, correlation matrix, or similar method or process that optimizes for, predicts, guides, forecasts, or directs investment-related behaviors or outcomes, and not limited to “artificial intelligence”, algorithmic trading or machine learning processes) which present or may present conflicts of interest in direct or indirect interactions (including exercising investment discretion, managing investments, providing information or soliciting new investment) with investors (which for investment advisers, will include investors in pooled investment vehicles) and eliminate or neutralize (rather than just disclose) such conflicts. Advisers using covered technologies would be required to adopt policies and procedures reasonably designed to prevent violations of the proposed rule, detailing the processes for identifying and evaluating covered technologies and conflicts of interest and for eliminating or neutralizing the effect of such conflicts, and advisers would also be subject to associated annual review and recordkeeping requirements (such as, maintaining a record of all covered technologies used in investor interactions, including the date of first use and each date on which the technology is materially modified). If adopted, the proposed rule could expose the Sponsor to additional regulatory uncertainty, liability and increased compliance and other costs related to procuring, utilizing and monitoring covered technologies used in direct or indirect interactions with investors (including the costs of onboarding service and technology providers). If adopted, the rule could also cause the Sponsor to limit or discontinue its use of certain covered technologies (even in cases where such technologies may benefit us or our investors, including in connection with the Sponsor’s management of investments in Portfolio Entities) in order to eliminate or neutralize conflicts associated therewith or to avoid the costs of complying with the rule with respect to such technologies, limit certain direct or indirect interactions with investors that involve the use of a covered technology, or otherwise alter how it integrates covered technologies into its investment management services and related processes, which could be detrimental to us and our limited partners, particularly given the proposed rule’s breadth.
In February 2023, the SEC proposed extensive amendments to the Advisers Act custody rule, which would, if adopted as currently proposed, extend the existing custody rule’s requirements beyond cash and securities to any positions held in an advisory client’s accounts (including assets such as real estate, artwork and rights to music catalogs); require registered investment advisers to enter into new or amended written agreements with each qualified custodian (“QC”) used to maintain client assets and obtain written assurances from that QC related to, among other matters, indemnification of client losses and the QC’s standard of care; require that a QC maintains possession or control of client assets, whereby the QC is required to participate in and effectuate any change of beneficial ownership of the assets, except with respect to certain privately offered securities and physical assets that the adviser reasonably determines (and documents) cannot be maintained by a QC in a manner in which such QC can maintain possession or control of those assets. If adopted, the proposed amendments could expose the Sponsor to additional regulatory liability, increase compliance and other costs related to custodying our assets (including costs of identifying and negotiating with new and existing QCs), limit the number of QCs available (or make it more costly for such QCs to operate, which might result in higher expenses to us) and impose limitations or requirements on certain assets, which could result in the Sponsor avoiding making certain types of investments on our behalf.
In May 2022, the SEC proposed amendments to rules and reporting forms to promote consistent, comparable, and reliable information for investors concerning investment advisers’ incorporation of environmental, social, and governance (“ESG”) factors (the “ESG Proposed Rule”). The ESG Proposed Rule seeks to categorize certain types of ESG strategies broadly and require advisers to both provide census type data in Form ADV Part 1A and provide more specific disclosures in adviser brochures based on the ESG strategies they pursue.
The SEC has also recently proposed, and can be expected to propose, additional new rules and rule amendments under the Advisers Act in respect of cybersecurity risk governance, the outsourcing of certain functions to service providers and changes to Regulation
S-P.
The Private Funds Rules and any other new SEC rules and amendments that are adopted are expected to result in material alterations to how Blackstone and the Sponsor operates its business and/or our Fund, as well as the Sponsor’s implementation of our investment strategy, to significantly increase compliance burdens and associated costs (which, to the extent permitted under the Partnership Agreement and consistent with applicable law, including the Private Funds Rules (once they become effective), will be treated as fund expenses) and to possibly restrict the ability of the Sponsor to receive certain expense reimbursements or allocate certain expenses in certain circumstances. This regulatory complexity, in turn, may increase the need for broader insurance coverage by fund managers and increase such costs and expenses charged to us and our investors, if permitted. Certain of the proposed rules may also increase the cost of entering into and maintaining relationships with service providers to the Sponsor and our Fund and may limit the number of service providers and/or costs of engaging with service providers, in a manner detrimental to the Sponsor or our Fund. In addition, these amendments could increase the risk of exposing us and the Sponsor to additional regulatory scrutiny, litigation, censure and penalties for non-compliance
or perceived
non-compliance,
which in turn would be expected to adversely (potentially materially) affect the Sponsor and our Fund’s reputation and to negatively impact us in conducting our business. There can be no assurance that the Private Funds Rules and any other new SEC rules and amendments will not have a material adverse effect on Blackstone, the Sponsor, us, our Investments and/or the limited partners or that such rules or amendments will not materially reduce returns to limited partners.

Change of Law Risk
. In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies, including the CSSF, may have the discretion to implement or change or increase regulation of the operations of our Fund and our Portfolio Entities. We and our Portfolio Entities also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a Portfolio Entity or gains recognized by us on our investment in a Portfolio Entity, that could impact the Portfolio Entity’s business as well as our return on investment.
Efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, a future change in administration may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.
Legal and Regulatory—Tax
General Tax Considerations
. An investment in us may involve complex tax considerations that will differ for each investor, and there may be delays in distributing important tax information to investors (including the distribution of U.S. Schedule
K-1s
or their equivalent). In addition, we will take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should the U.S. Internal Revenue Service (“IRS”) or another tax authority successfully challenge any such positions, we or a Unitholder might be found to have a different tax liability for that year than that reported on the applicable tax return.
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
. The Organization for Economic
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

FATCA
. Under the Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) must comply with a complicated and expansive reporting regime or be subject to a 30% U.S. withholding tax on certain U.S. payments and
non-U.S.
entities which are not FFIs must either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. FATCA also contains complex provisions requiring participating FFIs to withhold on certain “foreign passthru payments” made to non-participating
FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however the term generally refers to payments that are from
non-U.S.
sources but that are “attributable to” certain U.S. payments described above. Under proposed regulations, on which taxpayers may rely, withholding on these payments is not set to apply before the date that is two years after the date of publication of final regulations defining the term “foreign passthru payment.” In general,
non-U.S.
investment funds, such as underlying entities in which we may invest are considered FFIs. The reporting requirements imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS or, if subject to an intergovernmental agreement (“IGA”), register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. The United States and Luxembourg entered into an IGA on March 28, 2014, which was ratified and implemented into Luxembourg law on July 24, 2015. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. The Sponsor intends that any
non-U.S.
partnership that constitutes an FFI would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to any such FFI may be subject to a withholding tax, which would reduce the cash available to investors. Further, these reporting requirements may apply to underlying entities in which we invest, and we may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Unitholder may be deemed to have been distributed to such Unitholder to the extent the taxes reduce the amount otherwise distributable to such Unitholder. In addition,
non-U.S.
investment funds and underlying entities in which we may invest may be subject to reporting requirements in other jurisdictions under legislation similar to FATCA, such as legislation implementing the OECD Standard for Automatic Exchange of Financial Account Information in Tax Matters – the Common Reporting Standard. Potential investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.
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
Legislation Adversely Affecting Blackstone Employees and Other Service Providers
. Current U.S. federal income tax law requires the Sponsor to hold an Investment for at least three years in order for an incentive allocation related to such Investment to be treated as long-term capital gains for tax purposes. Further, Congress has previously considered legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes, and President Biden’s administration has indicated that it may eliminate the preferential tax rate for long-term capital gains. Enactment of any such legislation could adversely affect employees or other individuals performing services for us and/or our Portfolio Entities who hold direct or indirect interests in the Sponsor and benefit from incentive allocations, which could make it more difficult for Blackstone to incentivize, attract and retain individuals to perform services for us and/or our Portfolio Entities.

Any such developments could thus adversely affect our investment returns allocable to the Unitholders. It is unclear whether any such proposed legislation will be enacted or if enacted how it would apply to Blackstone, the Sponsor, and any other individual involved with us who benefit from incentive allocations.
Taxation in Certain Jurisdictions
. We, vehicles through which we make Investments, or Unitholders may be subject to income or other tax in the jurisdictions in which Investments are made, jurisdictions in which we operate, and/or jurisdictions of entities through which we make Investments. Additionally, withholding tax or branch tax may be imposed on our earnings (or vehicles through which we invest) from Investments in such jurisdictions. Local and other tax incurred in
non-U.S.
jurisdictions by us or vehicles through which we invest may not be creditable to or deductible by a Unitholder under the tax laws of the jurisdiction where such Unitholder resides, including the United States. There can be no assurance that tax authorities in such jurisdictions will not treat us (or any of our affiliates) as if we/they have a permanent establishment in the local jurisdiction, which would result in additional local taxation. Changes to taxation treaties (or their interpretation) between countries in Europe and countries through which we invest may adversely affect our ability to efficiently realize income or capital gains.
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
To the extent that the Feeder and/or the Corporation were disregarded by the IRS, an investment in us by a tax-exempt
Unitholder may result in such Unitholder recognizing gross income derived from an unrelated trade or business (including a trade or business conducted by a partnership of which the tax-exempt
entity is a partner). Thus,
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
Use of Corporate Intermediate Entities
. Significant amounts of the assets of ourselves and the Feeder are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes and are expected to be subject to U.S. corporate federal (and applicable state and local) income tax (including, in order to streamline tax reporting to investors, U.S. Corporations which hold interests in investments which would not timely provide tax reporting or which consist of interests in certain foreign corporations subject to the passive foreign income company rules). Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.
Legal and Regulatory—ERISA
Risk Arising from Potential Control Group Liability
. Under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), upon the termination of a U.S.
tax-qualified
single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (“PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
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
If unauthorized parties gain access to any information and technology systems of Blackstone, our Fund, Portfolio Entities or certain service providers, they may be able to steal, publish, delete or modify private and sensitive information, including non-public
personal information related to Unitholders (and their beneficial owners) and material non-public
information. Although Blackstone has implemented, and Portfolio Entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There have also been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, us and our Portfolio Entities, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, our and a Portfolio Entity’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners), material non-public
information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and Portfolio Entities. We, Blackstone, or a Portfolio Entity could be required to make a significant investment to remedy the effects of any such failures, harm to our/their reputations, legal claims that us/they and our/their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, other events that may affect their business and financial performance. See “—Insurance — Availability of Insurance Against Certain Catastrophic Losses” herein.
Cybersecurity and Data Protection
. Blackstone’s and our operations are highly dependent on its/our respective technology platforms, and we and Blackstone rely heavily on our/its analytical, financial, accounting, communications and other data processing systems. Blackstone’s and our systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or our systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to Blackstone’s, our or Other Blackstone Accounts’ proprietary information, destroy data or disable, degrade or sabotage Blackstone’s and/or our systems or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on our and/or Blackstone’s systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because, as an alternative asset management firm, Blackstone holds a significant amount of confidential and sensitive information about Blackstone, our Fund, Other Blackstone Accounts and our/their respective Portfolio Entities, potential investments and investors. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’ network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputations. Measures Blackstone takes to ensure the integrity of its systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, our Unitholders, our Portfolio Entities or potential Investments. If Blackstone’s systems or those of other third-party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or Blackstone fails to provide the appropriate regulatory or other notifications in a timely manner, Blackstone could suffer financial loss, increased costs, a disruption of its businesses, liability to Blackstone’s counterparties, including us, Other Blackstone Accounts and our/their respective investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.

In addition, Blackstone could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which it relies. Blackstone is reliant on third party service providers for certain aspects of its business, including for the administration of us and Other Blackstone Accounts, as well as for certain technology platforms, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.
Even if we or Blackstone are not directly targeted, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we and/or Blackstone do business, may occur, and such events could disrupt our and/or Blackstone’s normal business operations and networks in the future.
Cybersecurity and data protection have become top priorities for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples the General Data Protection Regulation (“GDPR”) in the European Union, the U.K. Data Protection Act, and the California Privacy Rights Act (“CPRA”). For example, in February 2022, the SEC proposed rules regarding registered investment advisers’ and funds’ cybersecurity risk management, requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings, and prompt reporting of incidents to the SEC, which, if adopted, could increase Blackstone’s compliance costs and potential regulatory liability related to cybersecurity. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
Breaches in Blackstone’s security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone’s, its employees’, our Fund’s, Other Blackstone Accounts’ or their respective investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in Blackstone’s, its employees’, our Fund’s, Other Blackstone Accounts’, their respective investors’ or counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to us and Other Blackstone Accounts’ investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fails to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our and Other Blackstone Accounts’ investors and clients to lose confidence in the effectiveness of Blackstone’s security measures and Blackstone more generally.
Our and Other Blackstone Accounts’ Portfolio Entities also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We and Other Blackstone Accounts could invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event may have material adverse consequences on Blackstone’s investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, Our and Other Blackstone Accounts’ Portfolio Entities’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent Blackstone or our and Other Blackstone Accounts’ Portfolio Entities engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition,

Blackstone and our and Other Blackstone Accounts’ Portfolio Entities may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on Blackstone and our and Other Blackstone Accounts’ Portfolio Entities. See “—Data Protection” herein.
Artificial Intelligence Developments
. Recent technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence such as ChatGPT (collectively, “AI Technologies”), pose risks to the Sponsor, us and our Portfolio Entities (including our Portfolio Entities and Portfolio Entities of Other Blackstone Accounts expected to provide services to us). Any of these technological innovations could result in harm to the Sponsor or the Portfolio Entities, significantly disrupt the market in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on us.
We, our Portfolio Entities and the Sponsor intend to avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. However, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs and the Sponsor cannot fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that may include or be derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact the Sponsor, us or our Portfolio Entities and investments to the extent we/they rely on the work product of such AI Technologies. At the same time, any interruption of access to or use of AI Technologies may impede the ability of the Sponsor, us and our Portfolio Entities to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies may also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, our Portfolio Entities, and the Sponsor.
AI Technologies can also be misused or misappropriated by third parties and/or employees of the Sponsor or our Portfolio Entities. For example, there is a risk that a user may input confidential information, including material non-public
information, or personal identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of the Sponsor, us and our Portfolio Entities. Moreover, the Sponsor, us and our Portfolio Entities will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential Sponsor, Fund or Portfolio Entity information or personal identifiable information, could also lead to legal and regulatory investigations and enforcement actions. AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto. For more information on risks relating to information security, see also “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” and “—Cybersecurity and Data Protection” herein.

The Sponsor expects to be involved in the collection of such data and/or development of proprietary AI Technologies in the ordinary course. To this end, we will pay and bear all expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to us, the Parallel Funds, the Sponsor or our/their affiliates in connection with such AI Technologies.
Regulations related to AI Technologies may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well the consequences of non-compliance,
could have an adverse effect on Blackstone, us and our Portfolio Entities. For example, the EU is in the process of introducing a new regulation application to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”). Once in effect, the EU AI Act would impose material requirements on both the providers and deployers of AI Technologies, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches. Complying with the EU AI Act, once effective, and other regulations related to AI Technologies, could involve material compliance costs and/or adversely affect the operations or results of Blackstone and our Portfolio Entities, and have an adverse impact on us.
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
Transfers and Liquidity
No Market for Units; Restrictions on Transfers
. Our Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws, or an exemption from registration is available. It is not contemplated that registration under the Securities Act or other securities laws will ever be effected. There is no public market for our Units and one is not expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act under applicable securities laws and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws or in a manner permitted by the Partnership Agreement, and consistent with such laws. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the Unitholder provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as is agreed to by the General Partner), which may refuse such requested transfer for certain reasons, as explained in “Item 1. Business — Repurchase Program.” Unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Lack of Liquidity
. There is no current public trading market for the Units, and the Sponsor does not expect that such a market will ever develop. Therefore, the repurchase of Units by us will likely be the only way to dispose of Units. We expect to repurchase Units at a price equal to the applicable NAV as of the Repurchase Date and not based on the purchase price. Subject to limited exceptions, any repurchase request of Units that have not been outstanding at least two years will be subject to an Early Repurchase Deduction of 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date). The two year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. As a result, you may receive less than the price you paid for your Units when you sell them to us pursuant to our Repurchase Program. See “—Item 1. Business — Repurchase Program” for further information.
We have implemented a Repurchase Program in which we intend to offer to repurchase in each quarter up to 3% of Units outstanding (either by number of Units or aggregate NAV) as of the close of the previous calendar quarter.
Material amendments to the Repurchase Program and a suspension thereof may be made by the Sponsor with the approval of the Independent Directors. As a result, Unit repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
under the Exchange Act.
In the event that, pursuant to the limitations above, not all of the Units submitted for repurchase during a given quarter are to be accepted for repurchase by us, Units submitted for repurchase during such quarter will be redeemed on a pro-rata
basis (measured on an aggregate basis (without duplication) across our Fund if applicable). Settlements of any repurchase will generally be made within 35 calendar days from the Repurchase Date. As a result you will experience significant delays in realizing liquidity even when your repurchase is accepted.
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
Although the valuations of each of our Direct Investments will be reviewed and confirmed for reasonableness by our independent valuation advisors at least once per quarter, such valuations are based on asset- and portfolio-level information provided by the Sponsor, including historical operating revenues and expenses of the Direct Investment, key customer relationships, information regarding recent or planned capital expenditures and any other information relevant to valuing the Direct Investment, which information will not be independently verified by any of our independent valuation advisors. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Sponsor will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process. The information provided may lead to a different result of the monthly valuation update than that of a quarterly valuation. The resulting potential disparity in NAV between a monthly valuation and a quarterly valuation may inure to the benefit of Unitholders whose Units are repurchased or new purchasers of our Units, depending on whether our NAV per Unit for such Class is overstated or understated. Generally, none of our independent valuation advisors will review the Sponsor’s valuations of the Investments in Debt and Other Securities. Such quarterly valuations and monthly updates will be subject to inherent uncertainty and will be made under a number of assumptions which may not ultimately be realized.
Within the parameters of the Valuation Policy, the valuation methodologies used to value our Direct Investments and certain other Investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our Investments will be only estimates of fair value. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the General Partner, the BX Managers and our independent valuation advisors. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. There will be no retroactive adjustment in the valuation of such assets, the offering price of our Units, the price we paid to repurchase our Units or
NAV-based
or performance-based fees we paid, directly or indirectly, to the General Partner and BX Managers to the extent such valuations prove to not accurately reflect the realizable value of our assets. While we believe our NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds focused on private equity investments may use different methodologies or assumptions to determine NAV. Other Blackstone Accounts face similar risks with respect to valuation and we will incorporate the value of each relevant Other Blackstone Account’s NAV per unit into our NAV to the extent we have invested in such Other Blackstone Account. In addition, each relevant Other Blackstone Account’s NAV per unit used to calculate our NAV may be as of a date several months earlier than the date as of which our NAV is calculated and, as a result, our NAV will often not incorporate the current NAV per unit of such Other Blackstone Account.
Uncertainty of Estimates
. Investment underwriting is based in significant part on estimates of future financial and economic performance, including current and future internal rates of return. Moreover, decisions on how to manage an Investment during its hold period are informed by expectations of future performance and projections of operating results, which are often based on management judgments. All of these estimates of future results are based upon, among other considerations, assumptions made at the time that the estimates are developed, including assumptions regarding the performance of our Investments and assets, the amount and terms of available financing and the manner and timing of dispositions, including possible asset recovery, all of which are subject to significant uncertainty. There can be no assurance that the estimated results will be obtained, and actual results may vary significantly from the estimates. General economic conditions and other events, which are not predictable and may not have been anticipated, can have a material adverse impact on the reliability of such estimates. Moreover, other experts may disagree regarding the feasibility of achieving estimated returns. We will make Investments which may have different degrees of associated risk. The actual realized returns on our unrealized Investments may differ materially from the returns indicated herein or, with respect to our future investments, from the returns estimated at the time of acquisition, which, in each case, are not a guarantee or prediction of future results.
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
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and redeem our Units, the amount of the Management Fee, Administration Fee and the Performance Participation

Allocation. The Sponsor, with the support of the BX Managers, has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the General Partner, with the support of the BX Managers, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee, Administration Fee and the Performance Participation Allocation, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Blackstone’s policies and procedures, making adjustments to prior NAV calculations.
General
No Assurance of Investment Return
. The Sponsor cannot provide assurance that it will be able to successfully choose, make and realize any particular investments or otherwise implement our investment strategy, or that Investments made by us will generate expected returns. Moreover, the Sponsor cannot provide assurance that any Unitholder will receive a return of its capital or any distribution from us or be able to withdraw from us within a specific period of time. Past performance of investment entities associated with the Sponsor, its affiliates or the Sponsor’s investment professionals are not necessarily indicative of future results or performance and there can be no assurance that we will achieve comparable results. Accordingly, investors should draw no conclusions from the performance of any other investments of the Sponsor or its affiliates and should not expect to achieve similar results. An investment in us involves a risk of partial or total loss of capital and should only be considered by potential investors with high tolerance for risk.
Limited Operating History.
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for the PE Platform, we have a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. The size and type of Investments expected to be made by us could differ from prior Blackstone investments (including prior private equity investments). Valuations of Investments are prepared on the basis of certain qualifications, assumptions, estimates and projections, and there is no assurance that the projections or assumptions used, estimates made or procedures followed by Blackstone or any third-party valuation agent are correct, accurate or complete. In addition, there can be no guarantee that investment opportunities will be identified for us or that, once identified, such investment opportunities will close or will close at the anticipated acquisition price; furthermore, there can be no guarantee that an investment opportunity will generate income or a return of capital or any distribution from us. An investor should only invest in our Fund as a part of an overall investment strategy and only if the investor is able to withstand a total loss of its investment.
Performance Information
. Any performance information included herein or otherwise provided by Blackstone is presented solely for illustrative purposes and may not be representative of all transactions of a given type or of investments generally. In considering investment performance information contained in this report or otherwise provided, prospective Unitholders should bear in mind that past performance is not necessarily indicative of future results, and there can be no assurance that we will achieve comparable results, be able to effectively implement its investment strategy, achieve its investment or asset allocation objectives, be profitable or avoid substantial losses.
In addition, there can be no assurance that the BX Managers will be successful in identifying investment opportunities. Although we may invest in Other Blackstone Accounts, the investment portfolio of such Other Blackstone Accounts may differ materially from our current investment strategy, including in terms of levels of sectoral and geographic diversification.
Furthermore, performance shown may not reflect returns experienced by any particular investor in the applicable fund. Performance for individual investors may vary from our overall performance as a result of the timing of an investor’s admission to our Fund; the repurchase or increase of any part of a Unitholder’s interest in us; and the class of Units in which they invest (including as a result of different subscription fees or servicing fees).

Prospective Unitholders should note that certain entities, such as the Feeder, may invest through Intermediate Entities (including Corporations), which may pay additional taxes which would further reduce returns experienced by Unitholders participating therein.
The Performance Participation Allocation the General Partner is entitled to from us is based on a total return metric adjusted to exclude the impact of certain expenses, including expenses related to distributions, and therefore such total return measure will differ from the performance that investors will experience. Further, investors will experience performance that is net of any Performance Participation Allocation received by the General Partner from the Fund.
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
Role of Investment Professionals.
Our success will depend in part upon the skill and management expertise of the Sponsor’s investment professionals. Their interests in the Sponsor, and the vesting and potential forfeiture terms to which their interests are subject, are intended to discourage them from leaving the Sponsor, but there is ever increasing competition among industry participants for hiring and retaining qualified investment professionals. There can be no assurance that any professional will continue to be associated with the Sponsor or involved in us throughout the life of our Fund or that any new hires or replacements will meet expectations. Further, the time, dedication and scope of work of an investment professional varies considerably. In addition, investment decisions are often considered by the BXPE Investment Committee or otherwise by multiple investment professionals. Discussion and debate among them are generally helpful to the investment decision-making process but excessive disagreement could adversely impact us. Finally, the Sponsor’s investment professionals work on a variety of projects and funds for Blackstone and/or its affiliates and portfolio entities or have other roles within Blackstone, which will likely result in less than all of their time and attention being allocated to us, and their dedication of a substantial portion of their time and attention being allocated to other matters, aside from us, and the ability of members of the investment team to access other professionals and resources within Blackstone for our benefit may be limited.
Broad Investment Mandate.
Our investment strategy covers a broad range of asset classes and geographic regions. We rely on the Sponsor to identify, structure and implement investments consistent with our overall investment objectives and policies at such times as it determines. We will make investments in keeping with our investment program. We may make investments throughout the capital structure such as mezzanine securities, senior secured debt, bank debt, unsecured debt, convertible bonds and preferred and common stock and across asset classes including, without limitation, private or public equity, structured equity, minority private equity, commodities and credit. It is expected that, in light of our investment objective, we may make equity, credit and/or debt investments that do not involve control or influence over the underlying entity in which we invest. Additionally, we will be permitted to invest (and may actually invest) in any number of companies operating in a wide range of industries, geographies or activities. The Sponsor may also change our investment and operational policies which could result in us making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments otherwise described in this report. Our investment guidelines provide the Sponsor with broad discretion and can be changed in its sole discretion, including being narrowed or expanded as needed for purposes of retaining our eligibility for certain regulatory exemptions under applicable law. A change in our investment strategy may, among other things, increase our exposure to market fluctuations, default risk and interest rate risk, all of which could materially affect the results of our operations and financial condition.

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
of the Exchange Act.
Potential Conflicts of Interest
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Sponsor, us, the Other Blackstone Accounts, our and Other Blackstone Accounts’ Portfolio Entities and affiliates, partners, members, shareholders, officers, directors and employees (current and former) of the foregoing, some of which are described herein. Additional conflicts of interest are also expected to arise by virtue of our investments in Third-Party Fund Managers and their investment activities (including, where applicable, their management of Third-Party Pooled Investment Vehicles), although such Third-Party Fund Managers and Third-Party Pooled Investment Vehicles will not be considered “affiliates” of Blackstone or us for any purpose. Not all potential, apparent and actual conflicts of interest are included herein and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future.
If any matter arises that the Sponsor and its affiliates determine in their good faith judgment constitutes an actual and material conflict of interest, the Sponsor and relevant affiliates will take the actions they determine in good faith may be necessary or appropriate to mitigate and/or disclose the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to us or the Unitholders. Thereafter, the Sponsor and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.
Actions that could be taken by the Sponsor or its affiliates to mitigate a conflict include, by way of example and without limitation (subject to the terms of the Partnership Agreement), (a) if applicable, handling the conflict as described herein, (b) obtaining from the Board of Directors (or the Independent Directors) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board of Directors to address the conflict, (c) disposing of the investment or security giving rise to the conflict of interest, (d) disclosing the conflict to the Board of Directors, including the Independent Directors, as applicable, or Unitholders (including, without limitation, in distribution notices, financial statements, letters to Unitholders or other communications), (e) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (f) validating the arms’ length nature of the transaction by referencing participation by unaffiliated third parties, (g) in the case of conflicts among clients, creating groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (h) implementing policies and procedures reasonably designed to mitigate the conflict of interest, or (i) otherwise handling the conflict as determined appropriate by the Sponsor in its good faith reasonable discretion. There can be no assurance that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us.

We are subject to certain conflicts of interest arising out of our relationship with Blackstone, including the Sponsor and its affiliates. Certain members of the Board of Directors are also executives of Blackstone and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of the Partnership Agreement, the terms and conditions of the Investment Management Agreement, or the policies and procedures adopted by the Board of Directors, General Partner, the BX Managers, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest, or that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them.
Performance-Based Compensation.
The Performance Participation Allocation creates a greater incentive for the Sponsor to make more speculative Investments on our behalf or time the purchase or sale of Investments in a manner motivated by the personal interest of Blackstone personnel than if such performance-based compensation did not exist, as the Sponsor receives a disproportionate share of profits above the preferred return hurdle. A similar incentive exists at the level of the Third-Party Fund Managers in which we may invest. The general partner clawback with respect to our indirect clawback liability pertaining to Third-Party Fund Managers in which we may invest in respect of our applicable share of carried interest generated by such Third-Party Fund Managers, potentially creates other misalignments of interests between such Third-Party Fund Managers, on the one hand, and the investors in the Third-Party Pooled Investment Vehicles on the other hand, such as an incentive for the Third-Party Fund Managers to make more speculative investments, to defer disposition of an investment that would result in a realized loss (or a return on investment that was less than the preferred return, where applicable under the organizational documents of the relevant Third-Party Pooled Investment Vehicle) and trigger the clawback, or delay the dissolution and liquidation of a Third-Party Pooled Investment Vehicle if doing so would trigger a clawback obligation and/or seek to deploy capital in investments at an accelerated pace. Blackstone will generally have no control over the decision to dispose of underlying investments made by Third-Party Fund Managers in which it invests, and will be reliant upon such Third-Party Fund Managers to make such decisions in a fair and reasonable manner and on a timely basis. In addition, the Tax Reform Bill enacted in 2017 provides for a lower capital gains tax rate on performance-based compensation from Investments held for at least three years, which can be expected to incentivize Third-Party Fund Managers in which we invest to accelerate deployment of capital at the beginning of the investment period of closed-ended funds they manage, and the Sponsor and Third-Party Fund Managers in which we invest to hold investments longer to ensure long-term capital gains treatment or dispose of investments prior to any change in law that would result in a higher effective income tax rate on the Performance Participation Allocation or equivalent performance-based compensation respectively. Furthermore, in the event of our liquidation, the Sponsor may receive a Performance Participation Allocation with respect to a distribution in-kind
of
non-marketable
securities. The amount of the Performance Participation Allocation will be dependent on the valuation of the non-marketable
securities distributed, which will be determined by the Sponsor and could incentivize the Sponsor to value the securities higher than if there were no Performance Participation Allocation. The Sponsor can engage a third party to determine the value of securities distributed in-kind
or
non-marketable
securities and rely upon the third-party opinion of value, but there can be no assurance such an opinion will reflect value accurately. The Sponsor is entitled to elect to receive its Performance Participation Allocation in the form of an in-kind
distribution including if the purpose of such election is to permit Blackstone personnel to donate such securities to charity (which may include private foundations, funds or other charities associated with any such personnel). The tax benefit derived from charitable giving has the effect of reinforcing and enhancing the incentives otherwise resulting from the existence of the Sponsor’s Performance Participation Allocation described above.
In addition, the Investment Manager will be paid a fee for its services based on our NAV, which will be calculated by the Sponsor. The Investment Manager will receive the Management Fee, equal to 1.25% of our NAV per annum, and the Administration Fee, equal to 0.10% of our NAV per annum. The Investment Manager may elect to receive the Management Fee and the Administration Fee in cash or Units. The Management Fee will be payable to the Investment Manager in consideration for its services. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an investment), and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Investment Manager may benefit from us retaining ownership of our assets at times when Unitholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual realizable value or future value, then the purchase price of Units or the price paid for the repurchase of Units on a given date may not accurately reflect the value of our portfolio, and such Units may be worth less than the purchase price or more than the repurchase price.
The Performance Participation Allocation, Management Fee and Administration Fee will be payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which we indirectly invest in an Investment or taxes paid by any such Intermediate Entity during the applicable reference period or month (as the case may be). Accordingly, this reduces the Sponsor’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.
Allocation of Personnel.
The Sponsor will devote such time and attention to us as it determines to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the BXPE Investment Committee, will work on other projects, serve on other committees (including boards of directors, as applicable) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their Portfolio Entities, including other investment programs to be developed in the future. Certain members of the Sponsor’s investment team are also members of other Blackstone investment teams and will continue to serve in those roles (which in some cases is their primary responsibility) and as a result not all of their business time will be devoted to the Sponsor or to us. Certain non-investment
professionals are not dedicated solely to us and are permitted to perform work for Other Blackstone Accounts, which is expected to detract from the time such persons devote to us. In this regard, however, a core group of Blackstone investment professionals will devote such time and attention as is reasonably necessary to the business related to us (and our Investments). Even some key personnel of the Sponsor who devote substantially all of their time to investment programs within the Sponsor group do not devote time predominantly, or solely, to us, as the Sponsor group is one of various programs within Blackstone’s private equity business, and such personnel will, in certain circumstances, also be shared with the other Blackstone businesses. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us and Unitholders. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel outside the PE Platform share in the fees and performance-based compensation from us; similarly, the PE Platform’s personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by Blackstone personnel. The Sponsor’s determination of the amount of time necessary to conduct our activities will be conclusive, and Unitholders rely on the Sponsor’s judgment in this regard.
In addition, professionals of the Sponsor may participate in a Blackstone-sponsored program whereby any professional of the Sponsor may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction involving any Third-Party Fund Manager or Third-Party Pooled Investment Vehicle to such other business unit of Blackstone or by virtue of other arrangements within Blackstone. Such compensation may include carried interest generated by a fund managed by such other business of Blackstone (or potentially even in a Third-Party Fund Manager). It is not expected, however, that the amount of any carried interest or other compensation received in connection with any such program will be material.
Outside Activities of Principals and Other Personnel and their Related Parties.
Certain personnel of Blackstone will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and our/their respective Portfolio Entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of ours, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement would create conflicts of interest in making Investments on behalf of us and such other funds, accounts and other entities. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, venture capital funds, real estate funds, hedge funds and other investment vehicles (it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for us, Other Blackstone Accounts and/or Blackstone), as well as engage in other personal trading activities relating to companies, assets, securities or instruments it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for us, Other Blackstone Accounts and/or Blackstone (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority) which may give rise to conflicts of interest related to misaligned interests between us and such persons, it being understood that where Blackstone personnel make investments in alternative investment funds and other investment vehicles with the intent to source investments for us or Other Blackstone Accounts, there is a greater likelihood that we or such Other Blackstone Accounts will invest in companies in which Blackstone personnel hold an indirect interest. There could be situations in which such alternative investment funds invest in the same portfolio companies as us and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, us. There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. This conflict is furthered by the overlap in senior leadership among the Sponsor and various Blackstone business units. Unitholders will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us and may not receive notice should we make investments in which such persons hold indirect interests. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential Investments of ours or other counterparties of ours and our Portfolio Entities and/or assets. Moreover, in certain instances, we or our Portfolio Entities can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, including the Sponsor, in deciding whether to select, recommend or create such service providers to perform services for us or a Portfolio Entity (the cost of which will generally be borne directly or indirectly by us or such Portfolio Entity, as applicable) and to incentivize Blackstone to engage such service provider over another third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and the Sponsor undertakes no obligations to select service providers who may have lower rates. The Sponsor undertakes no minimum amount of benchmarking. To the extent the Sponsor does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not the Sponsor has a relationship with, or receives financial or other benefit from recommending, a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. In most such circumstances, the Partnership Agreement will not preclude us from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Sponsor. The Unitholders rely on the Sponsor to manage these conflicts in its sole discretion.

One or more Portfolio Entities (the “Designated Portfolio Entities”) may employ certain personnel (the “Dedicated Portfolio Entity Personnel”) who devote substantially all of their business time to such Designated Portfolio Entities. Dedicated Portfolio Entity Personnel may have certain qualities of and/or may perform certain functions which were previously performed by Blackstone employees. For example, Dedicated Portfolio Entity Personnel may include a chief investment officer or another individual who will evaluate and source investments with respect to the applicable Designated Portfolio Entity. This person would be an employee of the Designated Portfolio Entity (and receive payments, including salaries, benefits and other compensation (which could include performance-based compensation) from the Designated Portfolio Entity instead of from Blackstone), but he/she could also be expected to participate in regular meetings pertaining to the Designated Portfolio Entity with Blackstone personnel. He/she could also be delegated authority by the investment committee of the Designated Portfolio Entity to make certain investment decisions or otherwise perform management functions with respect to the Designated Portfolio Entity. Dedicated Portfolio Entity Personnel may be offered the ability to invest in (or co-invest
alongside) us on preferential terms.
Secondments and Internships.
Certain personnel of Blackstone and its affiliates, including Consultants (as defined herein), will, in certain circumstances, be seconded to one or more Portfolio Entities, vendors and service providers or Unitholders of ours and of Other Blackstone Accounts to provide finance, accounting, operational support, data management and other similar services, including the sourcing of Investments for us or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne (in whole or in part) by Blackstone and its affiliates or the organization for which the personnel are working or both. In addition, personnel of Portfolio Entities, vendors, service providers (including law firms and accounting firms) and Unitholders of ours and of Other Blackstone Accounts will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, Blackstone, us, Other Blackstone Accounts and the Portfolio Entities of ours and of Other Blackstone Accounts. While often we, Other Blackstone Accounts and our/their Portfolio Entities are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to us, Other Blackstone Accounts or Blackstone in the ordinary course. Blackstone, we, Other Blackstone Accounts or our/their Portfolio Entities may or may not pay salary or cover expenses associated with such secondees and interns, and if a Portfolio Entity pays the cost it will be borne directly or indirectly by us, Blackstone, Other Blackstone Accounts or our/their respective Portfolio Entities could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements and if a Portfolio Entity or ours or of an Other Blackstone Account pays the costs or Blackstone seeks reimbursement from us, such Other Blackstone Account or their respective Portfolio Entity for such secondment costs, all or a portion of such costs would be borne directly or indirectly by us or such Other Blackstone Account. If Blackstone pays salaries or covers expenses associated with such secondees and interns, it may seek reimbursement from us for such amounts. Blackstone, we, Other Blackstone Accounts or our/their Portfolio Entities could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements and if a Portfolio Entity pays the costs or Blackstone seeks reimbursement from us or our Portfolio Entities for such secondment costs, it will be borne directly or indirectly by us.
To the extent such fees, compensation or other expenses are borne by us, including indirectly through our Portfolio Entities or reimbursement of Blackstone for such cost, Fund Fees will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to

Blackstone, us, Other Blackstone Accounts, Portfolio Entities, each of our/their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly. Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, us, Other Blackstone Accounts, Portfolio Entities and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance.
In addition, there may be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded or temporarily hired by our Portfolio Entities or, at times, our Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts Portfolio Entities by our Portfolio Entities (or our Investments) may result in a potential conflict of interest between our Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or our relevant Portfolio Entities, as applicable, and the fees paid by us or such Portfolio Entities to other Portfolio Entity service providers or vendors do not offset or reduce the Fund Fees. See also “—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein.
Other Benefits.
The Sponsor, its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on our behalf, the value of which will not offset or reduce Fund Fees or otherwise be shared with us, our Portfolio Entities or the Unitholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back,” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the Sponsor, its affiliates or their personnel or related parties receiving it, even though the cost of the underlying service is borne by us as fund expenses or by our Portfolio Entities. See also “—Service Providers, Vendors and Other Counterparties Generally” herein. Similarly, the Sponsor, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by Portfolio Entities and customers or suppliers of such Portfolio Entities. The Unitholders consent to the existence of these arrangements and benefits.
Advisors, Consultants and Partners.
The Sponsor, its affiliates and their respective personnel and related parties engage and retain strategic advisors, consultants, senior advisors, operating advisors, industry experts, joint venture and other partners and professionals and market participants, any of whom might be current or former executives or other personnel of the Sponsor, its affiliates or Portfolio Entities of ours or of Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and our/their Portfolio Entities retain and pay compensation to Consultants to provide services, or to undertake a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a Portfolio Entity to Consultants in connection with the above services, including cash fees, profits or equity interests in a Portfolio Entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as fund expenses or expenses of the Portfolio Entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Sponsor or its affiliates, be chargeable to the Sponsor or its affiliates or deemed paid to or received by the Sponsor or its affiliates, or offset or reduce any Fund Fees to the Sponsor or be subordinated to return of the Unitholder’s capital. Amounts charged by Consultants will not necessarily be confirmed as being comparable to market rates for such services. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on our behalf – for example in the same way that executives from portfolio companies of Other Blackstone Accounts may provide insight and/or deal origination for our benefit, the work performed by executives of our Portfolio Entities may benefit Consultants and/or Other Blackstone Accounts. Consultants may attend events and/or meetings sponsored by our Portfolio Entities and/or Other Blackstone Accounts or other members of the Blackstone network, and similarly, members of the Blackstone network may attend any meetings of ours and may be involved in fundraising activities on behalf of

Blackstone. Also, Consultants (including for this purpose, strategic investors described in “—Syndication; Warehousing”) may be afforded the right to co-invest
alongside us in Portfolio Entities and Investments or invest directly in products managed by Third-Party Fund Managers in which we invest, participate in long-term incentive plans of a Portfolio Entity or Third-Party Fund Manager, and invest directly in us or in vehicles controlled by us, with reduced or waived Fund Fees and performance-based compensation (where permitted by applicable law), including potentially after the termination of their engagement by or other status with Blackstone, and such co-investment
or participation (which generally will result in us being allocated a smaller share of an Investment than would otherwise be the case in the absence of such side-by-side
co-investment
rights and such
co-investment
or participation (which generally will result in us being allocated a smaller share of an Investment and less co-investment
being available to Unitholders)) may or may not be considered part of Blackstone’s side-by-side
co-investment
rights, as determined by the Sponsor or its affiliates in their sole discretion. Consultants’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Consultant. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries and other service providers) of ours or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations holistically, which can in some circumstances result in a cost to us (or otherwise make the terms of the transaction less favorable for us).
The time, dedication, nature of the relationship and scope of work of a Consultant varies considerably. In some cases, a Consultant advises Blackstone on transactions, provides the Sponsor with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of Portfolio Entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Sponsor and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We and the Sponsor can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to make use of offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related email addresses or business cards and participate in certain arrangements (e.g., the side-by-side
investment program) typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Partnership Agreement and the Investment Management Agreement, as applicable, and their salary and related expenses are paid by us as fund expenses or by Portfolio Entities without any reduction or offset to Fund Fees. Some Consultants work only for us and our Portfolio Entities, while other Consultants may have other clients, including Other Blackstone Accounts, as described below. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Sponsor potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Sponsor under the Investment Management Agreement and/or the Partnership Agreement, the compensation to such Consultants may be borne fully by us and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor. Consultants could have conflicts of interest between their work for us and our Portfolio Entities, on the one hand, and themselves or other clients, on the other hand, and the Sponsor is limited in its ability to monitor and mitigate these conflicts. Additionally, from time to time, Consultants may provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf may benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the Sponsor shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant to such Other Blackstone Accounts, except as described below.

As an example of the foregoing, in Investments including a “platform company,” we will in certain circumstances, enter into an arrangement from time to time with one or more individuals (who may be former personnel of Blackstone or current or former personnel of Portfolio Entities of ours or of Other Blackstone Accounts, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a new business line or a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant Portfolio Entity, as the case may be, could include the following with respect to Investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant Portfolio Entity could be compensated with a salary and equity incentive plan, including a portion of profits derived from us or a Portfolio Entity or asset of ours (which may take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Such compensation could be based on assets under management and/or a waterfall similar to a carried interest, respectively, or other similar metric, which will not be subject to the management fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former senior advisors or consultants to the Sponsor, its affiliates and/or management of Portfolio Entities of Other Blackstone Accounts, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. In such circumstances, we would initially invest capital to fund a portion of the overhead (including rent, utilities, benefits, salary or retainers for the individuals and/or their affiliated entities) and the sourcing, due diligence and analysis of Investments, as well as the compensation for the individuals and entity undertaking the build-up
strategy. Such expenses could be borne directly by us as fund expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a Portfolio Entity. None of such Portfolio Entities or Consultants will be treated as affiliates of the Sponsor for purposes of the Partnership Agreement and/or Management Agreement and none of the fees, costs or expenses described above will reduce or offset Fund Fees.
In addition, the Sponsor will, in certain circumstances, engage third parties as Consultants (or another similar capacity) in order to advise it with respect to existing Investments, specific investment opportunities, and economic and industry trends. Such Consultants from time to time are permitted to receive reimbursement of reasonable related expenses by us or our Portfolio Entities and may have the opportunity to invest in a portion of the assets available to us for investment which may be taken by the Sponsor and its affiliates. If such Consultants generate investment opportunities on our behalf, such Consultants from time to time are permitted to receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by us and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor.
Blackstone provides strategic support services to Third-Party Fund Managers in which Other Blackstone Accounts invest, including, without limitation, client development, fundraising, marketing, strategy, product development, HR / talent management and other operational assistance and value creation (as provided in the constituent documents of such Other Blackstone Accounts). Expenses associated with such services, including the allocation of the compensation and benefits of the strategic support personnel performing such services, is allocated between such Other Blackstone Accounts, the relevant Blackstone investment adviser and/or an affiliate thereof, as determined by the such investment adviser in good faith in accordance with its strategic support expense policy. In connection with an Investment by us in a Third-Party Fund Manager in or alongside Other Blackstone Accounts or related vehicles, we could be required to bear, directly or indirectly, a portion of the expenses associated with the strategic support services provided to such Third-Party Fund Manager.
Multiple Blackstone Business Lines.
Blackstone has multiple business lines, including the Blackstone Capital Markets Group (“BXCM”), which Blackstone, us, our Portfolio Entities and Other Blackstone Accounts and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. There will be no limitations on the ability of such other business units to provide services to or engage in transactions with Third-Party Fund Managers in which we invest and their affiliates or Portfolio Entities, and Unitholders will not be entitled to share in any fees or payments received in respect of any such services or transactions or receive notice thereof, and any such fees or payments will not result in any offset to Fund Fees. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with the Sponsor that would be relevant to monitoring our Investments and other activities, including as a result of information received from Third-Party Fund Managers in connection with such other Blackstone businesses. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit the ability of us or our Portfolio Entities and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete
in connection with a sale or other transaction or agreed to other restrictions that could impact our ability to consummate investments. These types of restrictions may negatively impact our ability to implement our investment program. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities.” Finally, Blackstone personnel who are members of the investment team or the BXPE Investment Committee may be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other personal or business activities, in which case we will not benefit from their experience. The Unitholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Sponsor will consider such relationships (including any incentives or disincentives as part of such relationship) when evaluating an investment opportunity and such relationships can be expected to influence the Sponsor’s decision to make or not make particular investments on our behalf. We may also co-invest
with clients of Blackstone in particular investments, and the relationship with such clients may influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investments opportunity available to us (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). We could be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments that Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. (See “—Other Blackstone Accounts; Allocation of Investment Opportunities” and “—Portfolio Entity Relationships Generally” herein.) We may also co-invest
with Other Blackstone Accounts or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Sponsor with respect to our Investments and otherwise result in a conflict. (See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein.)
Finally, Blackstone and Other Blackstone Accounts could acquire our Units in the secondary market. Blackstone and Other Blackstone Accounts would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of our Investments.

Minority Investments in Asset Management Firms.
Blackstone and Other Blackstone Accounts regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, us, Other Blackstone Accounts and our/their respective Portfolio Entities, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio entities. It is contemplated that we will participate in these kinds of investments. Typically, the Blackstone-related party with an interest in the asset management firm would be entitled to receive a share of carried interest / performance-based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone-related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third-party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although we, Blackstone, and Other Blackstone Accounts do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control
investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone, us and Other Blackstone Accounts will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers will not be deemed “affiliates” of Blackstone for any purpose, Blackstone could, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic / revenue sharing interest therein may give rise to conflicts of interest. We may from time to time participate in such investments alongside Other Blackstone Accounts. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose our Investments to claims by third parties in connection with such Investments (as indirect owners of such asset management firms or similar businesses) that could have an adverse financial or reputational impact on our performance. Furthermore, it is expected that, from time to time, we, our affiliates and our/their respective Portfolio Entities will engage in transactions with, and buy and sell Investments from, any such third-party asset managers and their sponsored funds, and make investments in vehicles sponsored by such third-party asset managers, which may result in the Blackstone-related party earning carried interest / performance-based incentive compensation and/or fee income in respect of such transactions. Subject to the terms of the Partnership Agreement, such transactions and other commercial arrangements between such third-party asset managers and us and our Portfolio Entities may not be subject to Board of Directors’ approval. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and us and our Portfolio Entities, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in our favor. Unitholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions.
Blackstone Policies and Procedures; Information Walls.
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures, such as Blackstone’s information wall policy, implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that we expect to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including, but not limited to, private equity, growth equity, a credit business, a secondary funds business, an infrastructure business, an insurance solutions business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between us and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that may reduce the positive synergies that we expect to utilize for the purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public
information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to us, might become restricted to those other respective businesses and otherwise be unavailable to us. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect our ability to effectively achieve their investment objective by unduly limiting our investment flexibility and/or the flow of otherwise appropriate information between the Sponsor and other business units at Blackstone. For example, in some instances, personnel of Blackstone may be unable, for example, to assist with our activities as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to arrange for the sale and liquidation of all or any portion of an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
Although Blackstone has implemented information walls and restrictions on information sharing, to the extent that Blackstone is in possession of material non-public
information or is otherwise restricted from trading in certain securities, we and the Sponsor may also be deemed to be in possession of such information or otherwise restricted. This could reduce our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit our and/or our Portfolio Entities’ and our/their affiliates’ ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Data.
Blackstone receives, generates or obtains various kinds of data and information in connection with us, Other Blackstone Accounts, our/their Portfolio Entities, our Unitholders and investors in Other Blackstone Accounts, and service providers, including, but not limited to, data and information relating to business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, ESG, carbon emissions, and related metrics, financial information, commercial and transactional information, customer and user data, employee data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding) this data and information from us, Other Blackstone Accounts, our/their Portfolio Entities, our Unitholders and investors in Other Blackstone Accounts. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give Blackstone access to (and rights regarding, including ownership and distribution rights over) data that it would not otherwise obtain in the ordinary course, with us, Other Blackstone Accounts, our/their Portfolio Entities, and, at their election, certain of our Unitholders and investors in Other Blackstone Accounts, as well as with related parties and service providers. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on behalf of us and Other Blackstone Accounts, information obtained from us, our Portfolio Entities, and, at their election, certain Unitholders and investors in Other Blackstone Accounts also provides material benefits to Blackstone, Other Blackstone Accounts or Portfolio Entities, typically without compensation or other benefit accruing to us, our Unitholders or Portfolio Entities. For example, information from a Portfolio Entity owned by us can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone’s ability to provide advice or direction to a company’s management team on strategy or operations, and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the Portfolio Entity, typically without compensation or benefit to us or our Portfolio Entities. Further, this alternative data is expected to be aggregated across us, Other Blackstone Accounts and our/their respective portfolio companies and, in connection therewith, Blackstone is expected to serve as the repository for such data, including with ownership, use and distribution rights therein. Blackstone may also share data from a Portfolio Entity (on an anonymized basis) with a portfolio entity of an Other Blackstone Account, which may increase a competitive disadvantage for, and indirectly harm, such Portfolio Entity (although the opposite may be true as well, in which case a Portfolio Entity of the Fund may receive data from a portfolio company of an Other Blackstone Account). In addition, Blackstone may have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties (including confidentiality agreements entered into with Third-Party Fund Managers in which we invest) to maintain confidentiality, and regulatory limitations on the use and distribution of material non-public
information, Blackstone is generally free to use and distribute data and information from our activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to trading activities or use for the benefit of Blackstone or an Other Blackstone Account. This may include utilizing information received from Third-Party Fund Managers in furtherance of such purpose, subject to confidentiality obligations owed by the Sponsor or its affiliates. Any confidentiality obligations of ours do not limit Blackstone’s ability to do so. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information provided by or relating to a Portfolio Entity or a Third-Party Fund Manager in the same or related industry. Such trading or other business activities is expected to provide a material benefit to Blackstone without compensation or other benefit to us or our Unitholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and the Unitholders acknowledge and agree that any benefits received by Blackstone or its personnel (including fees (in cash or in-kind),
costs and expenses) will not be subject to Fund Fee offset provisions or otherwise shared with us or our Unitholders. As a result, the Sponsor has an incentive to pursue Investments that have data and information that can be utilized in a manner that benefits Blackstone or Other Blackstone Accounts. (See also “—Blackstone-Affiliated Service Providers” and “—Data Management Services” herein.)
Buying and Selling Investments or Assets from Certain Related Parties.
We and our Portfolio Entities can be expected to purchase Investments or assets, including seasoned Investments and interests in Other Blackstone Accounts, from or sell Investments or assets, including seasoned Investments and interests in Other Blackstone Accounts, to Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, including the parties which such Unitholders, Portfolio Entities of Other Blackstone Accounts, own or have invested in. In certain circumstances, it can be expected that the proceeds received by a seller from us in respect of an investment or asset will be distributed, in whole or in part, to a related party (i.e., a Unitholder, Other Blackstone Account and/or portfolio companies thereof) of ours when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller). In such circumstances, Unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties, may also have limited governance rights in respect of such seller or such investment or asset. Blackstone will generally rely upon internal analysis to determine the ultimate value of the applicable investment or asset, though it could also obtain third-party valuation reports in respect thereof. Such purchases and sales could occur on a programmatic basis. In each such circumstance, it can be expected that the proceeds received by a seller from us (or our Portfolio Entities) in respect of an investment or asset could be distributed, in whole or in part, to a related party (i.e., a Unitholder, Portfolio Entity or Other Blackstone Account when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller)). In other circumstances where we or a related party of ours (i.e., a Unitholder, Portfolio Entity or Other Blackstone Account) holds publicly traded securities in a Portfolio Entity and we or such related party have entered into a privately negotiated transaction with such Portfolio Entity, we or such related party can be expected to receive (directly or indirectly) proceeds from such related party or us, as applicable, upon the consummation of such privately negotiated transaction. In each such circumstance, Unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties may also have limited governance rights in respect of such seller or such investment or asset. Purchases and sales, directly or indirectly, of Investments or assets between us or our Portfolio Entities, on the one hand, and Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, on the other hand, are not subject to the approval of the Board of Directors or any Unitholder unless required under the Advisers Act or other applicable law or regulation. We may originate or initially acquire an Investment (or portfolio of related Investments) in circumstances where we expect that certain portions or tranches thereof (which may be of different levels of seniority or credit quality) will be syndicated to one or more Other Blackstone Accounts or when such Other Blackstone Accounts provide equity or debt financing to us or third party purchasers in connection with the disposition of such assets as described above (in which case Blackstone will have conflicting duties in determining the tranching thereof). Blackstone will have conflicting duties to us and Other Blackstone Accounts when we (or our Portfolio Entities) buy or sell assets from or to Other Blackstone Accounts (and, potentially, when we buy, sell or redeem interests in Other Blackstone Accounts), including as a result of different financial incentives Blackstone may have with respect to us and such Other Blackstone Accounts. In addition, certain financings between us and Blackstone affiliates may involve structuring that in form is a transaction between us and an affiliate, but will not be treated as the sale of an Investment from or to us from a Blackstone affiliate to us, or from us to a Blackstone affiliate, for any purposes, as determined by the Sponsor in good faith. For example, where we, in anticipation of a take private transaction, purchase publicly traded securities of an issuer in which an Other Blackstone Account holds a de minimis interest, such take private transaction, if structured as a merger between the issuer and one or more subsidiaries of ours would generally not be treated as the sale of an investment in such issuer from such Other Blackstone Accounts to us for purposes of the Partnership Agreement, including in a situation where holders of the securities of the issuer automatically receive cash consideration in exchange for their interest when the merger becomes effective. There can be no assurance that any assets sold by us to an Other Blackstone Account or Portfolio Entities thereof (or where such Other Blackstone Account is providing financing to us or a third party purchaser) will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account. Blackstone will not be required to solicit third-party bids prior to causing us to sell an asset to an Other Blackstone Account as provided above. For example, a bidder that is not or has otherwise chosen not to work with an Other Blackstone Account for such financing, may perceive the process as favoring parties that are doing so. While Blackstone will seek to develop sales procedures that mitigate conflicts for us, there can be no assurance that any bidding process will not be negatively impacted by the presence of any Other Blackstone Accounts. In addition, we may “rent” a license of an Other Blackstone Account or a Portfolio Entity of an Other Blackstone Account, which may involve us transferring Investments or assets to such licensor, for a fee. Further, a Portfolio Entity may sell its data to Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties (see also “—Data” and “—Data Management Services”). These transactions involve conflicts of interest, as Blackstone may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. For example, there can be no assurance that any Investment or asset sold by us to a Unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such Investment or asset were sold to a third party rather than to a Unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties. Blackstone will not be required to solicit third-party bids or obtain a third-party valuation prior to causing us or any of our Portfolio Entities to purchase or sell any Investment or asset from or to a Unitholder, a Portfolio Entity of an Other Blackstone Account or any of their respective related parties as provided above (or to purchase, sell or redeem any interests in an Other Blackstone Account). These conflicts relating to buying or selling Investments or assets to or from certain related parties will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).

Selling Assets to Other Blackstone Accounts.
Blackstone will have conflicting duties to us and Other Blackstone Accounts when we sell assets to Other Blackstone Accounts, including as a result of different financial incentives Blackstone may have with respect to us and such Other Blackstone Accounts, subject to the Partnership Agreement. There can be no assurance that any assets sold by us to an Other Blackstone Account will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third-party rather than to an Other Blackstone Account. Blackstone will not be required to solicit third-party bids prior to causing us to sell an asset to an Other Blackstone Account as provided above. These conflicts will not necessarily be resolved in our favor and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Blackstone Strategic Relationships.
Blackstone has entered, and it can be expected that Blackstone in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) (“Strategic Relationships”). A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to multiple Blackstone funds, one of which may be the Fund. To the fullest extent permitted by law, the Unitholders will not receive a copy of any agreement memorializing a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored nations” election process any such rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that any further disclosure or reporting information will be shared with the limited partners about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, secondment arrangements, discounts or reductions on and/or reimbursement or rebates of management fees or carried interest, secondment of personnel from the investor to Blackstone (or vice versa), targeted amounts for co-investments
alongside Blackstone vehicles (including, without limitation, preferential or favorable allocation of co-investment,
and preferential terms and conditions related to
co-investment
or other participation in Blackstone vehicles (including any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates thereof or other penalties that may result if certain target co-investment
allocations or other conditions under such arrangements are not achieved)). The co-investment
that is part of a Strategic Relationship may include
co-investment
in investments made by us. Blackstone, including its personnel (including our personnel), may receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from us or source investment opportunities for Strategic Relationships. Strategic Relationships will therefore, in certain circumstances, result in fewer co-investment
opportunities (or reduced allocations) being made available to the Unitholders. (See also “—Additional Potential Conflicts of Interest with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment”
herein.)
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
pro-rata
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
In circumstances in which any Other Blackstone Accounts outside the BXPE Fund Program have investment objectives or guidelines that overlap with those of the BXPE Fund Program, in whole or in part, the Sponsor generally determines the relative allocation of investment opportunities between or among one or more of the BXPE Fund Program and/or such Other Blackstone Accounts on a fair and reasonable basis in good faith according to guidelines and factors determined by it. However, the application of those guidelines and factors may result in the BXPE Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. Among the factors that the Sponsor considers in making investment allocations among the BXPE Fund Program and Other Blackstone Accounts are the following: (x) any applicable investment strategies, investment mandates, objectives, focus, parameters, guidelines, investor preferences, limitations and other contractual provisions, obligations and terms relating to the BXPE Fund Program and such Other Blackstone Accounts and the duration of the investment periods and holding periods of such Other Blackstone Accounts (as applicable), (y) available capital of the BXPE Fund Program and such Other Blackstone Accounts, (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) primary and permitted investment strategies, guidelines, liquidity positions and requirements, mandates, focus and objectives of the BXPE Fund Program and the Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return, (b) sourcing of the investment and the nature and extent of involvement of the respective teams of investment professionals dedicated to the BXPE Fund Program and the Other Blackstone Accounts, (c) the sector and geography/location of the investment, (d) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (e) expected investment return, (f) risk/return profile of the investment, (g) expected cash characteristics (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (h) capital expenditure required as part of the investment, (i) portfolio diversification and concentration concerns (including, but not limited to, (1) allocations necessary for the BXPE Fund Program or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the BXPE Fund Program and the BXPE Fund Program or such Other Blackstone Account needs a non-pro
rata additional allocation to maintain a particular concentration in that type of investment) and (2) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (j) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (k) avoiding allocation that could result in de minimis or odd lot investments, (l) redemption or withdrawal requests from a client, fund or vehicle and anticipated future contributions into an account, (m) ability to employ leverage and expected or underwritten leverage on the investment, (n) the ability of a client, fund or vehicle to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, (o) the credit and default profile of an investment or borrower (e.g., FICO score of a borrower for residential mortgage loans), (p) the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, (q) with respect to investments that are made available to Blackstone by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for all clients, (r) contractual obligations,
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
Blackstone has adopted “first-call” guidelines in connection with determining allocations of investment opportunities among its business groups. The “first-call” guidelines are non-exclusive
and subject to the provisions of our organizational documents, including the factors described above. Blackstone has set forth priorities and presumptions regarding what constitutes “debt” investments, “control-oriented equity” investments, “energy” investments, “preferred” investments, risk and return characteristics for defining “core” or “core+” investments and “infrastructure,” presumptions regarding allocation for certain types of investments (e.g., distressed investments) and other matters. The application of such guidelines will result in the BXPE Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated had the guidelines not existed.
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
pro-rata
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
co-investment.
In addition, in some cases Blackstone can be expected to earn greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment. For example, certain Other Blackstone Accounts (including but not limited to, those pursuing Blackstone’s “Tactical Opportunities” strategy) are multi-strategy funds focused on sourcing, diligencing, and executing special situation investments, pursue investments across asset classes and geographies, operating under a flexible, opportunistic mandate which is expected to overlap with our investment objective. Blackstone, including the Sponsor and its personnel, is expected to receive compensation, including an allocation of carried interest and/or referral fees, as a result of certain investment allocation-related arrangements with certain Other Blackstone Accounts, and any such compensation could be greater than amounts paid by us to the Sponsor and may result in investments that fit within our primary investment mandate being wholly or partially allocated to one or more Other Blackstone Accounts. Certain Other Blackstone Accounts are expected to contractually or legally limit the investment opportunities available to us. For example, certain Other Blackstone Accounts may agree with investors that co-investment
opportunities first be offered to the investors in such product prior to any such opportunity being offered to us. By executing their subscription documents with respect to our Fund, the Unitholders will be deemed to have acknowledged that Other Blackstone Accounts will from time to time share and/or receive priority allocation of certain investments that might be otherwise appropriate for us or will from time to time otherwise participate in investments alongside us. As a result of the foregoing, we will not receive an allocation of each investment opportunity within its mandate. To the extent such Other Blackstone Accounts elect not to invest in such investment opportunity (or elect to invest in only a portion of such opportunity), such investment opportunity (or the remainder of such investment opportunity) may be allocated to us.
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
The Sponsor will share personnel (including members of the BXPE Investment Committee and investment team members) and resources with other Blackstone businesses. The overlap between these businesses and the Sponsor may result in us participating to a lesser degree or not at all in certain investments that are allocated to the Other Blackstone Accounts.
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
pro-rata
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
pre-existing
interest.
Fund
Life Commitments.
We will invest in certain Other Blackstone Accounts by making a fund life commitment to such Other Blackstone Accounts. We will participate in such fund life commitments in most instances through an aggregator vehicle controlled by the Sponsor or an affiliate thereof, and we will commence and end our participation in an Other Blackstone Account (through the aggregator vehicle) at different times to other investors. In connection with such fund life commitments, an Other Blackstone Account may provide the Sponsor with investment-by-investment
tracking of investment proceeds; that is, such Other Blackstone Account will inform the Sponsor of the particular underlying investment of such Other Blackstone Account to which the investment proceeds relate. In such cases, investment proceeds from such Other Blackstone Accounts will generally be allocated to us based on the particular underlying investment of such Other Blackstone Account that generated such investment proceeds (and, therefore, the allocation of such investment proceeds will take into account our relative contributed capital to the applicable underlying investment). However, in certain cases, an Other Blackstone Account will not provide the Sponsor with investment-by-investment
tracking of investment proceeds. With respect to such instances, the Sponsor has adopted a practice, which it may amend, modify, revise or supplement from time to time without notice to the Unitholders, regarding allocation of the investment proceeds it receives from such Other Blackstone Account. The Sponsor will seek to allocate investment proceeds based on a formulaic, time-weighted approach that generally takes into account (a) the amount invested in an Other Blackstone Account by us and (b) our expected hold time of such investment, which is generally based on the total expected number of days of such Other Blackstone Account’s term (generally determined based on such Other Blackstone Account’s governing documents). As it relates to Other Blackstone Accounts that will not provide the Sponsor with investment-by
investment tracking of investment proceeds, while the Sponsor believes the foregoing time-weighted approach to the allocation of investment proceeds to us is reasonable, it is expected that the application of such methodology will result in us receiving less, or more, investment proceeds from any such Other Blackstone Account than we would have received had such Other Blackstone Account provided investment-by-investment
tracking of investment proceeds. A number of factors will affect when we would receive less, and when we would receive more, investment proceeds from such Other Blackstone Accounts, including, for example and without limitation, the timing of each applicable Other Blackstone Account’s capital calls, investment realizations and distributions of investment proceeds.
Allocation of Portfolios.
Blackstone will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on Blackstone’s determination of, among other things, the expected returns and risk profile of each of the assets and in any such case, the combined purchase price paid to a seller would be allocated among the multiple assets, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor. For example, some of the assets in a pool may have a higher return profile, while others may have a lower return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among us and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an Investment of ours will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, we could purchase an investment or an entire portfolio or pool from a third party seller and promptly thereafter sell the portion of the investment or portfolio or pool allocated to an Other Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between us and such Other Blackstone Account prior to closing of the transaction (or vice versa), and any such sell down of assets will not be subject to the approval of the Board of Directors, any Unitholder, or otherwise, as applicable. These conflicts related to allocation of portfolios will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally.
We can be expected to hold an interest in a Portfolio Entity that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s participation or the size of the Other Blackstone Account’s investments, as a result of information walls or otherwise). Generally, there are no limitations in the Partnership Agreement with respect to such investments (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that Blackstone may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which will, in certain circumstances, adversely impact us. In that regard, actions may be taken for Other Blackstone Accounts that are adverse to us (and vice versa). If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made. These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction.
In addition, under certain circumstances, we may be prohibited (or may refrain) from decision-making or exercising other rights we would otherwise have with respect to a Portfolio Entity, as a result of our affiliation with Other Blackstone Accounts that own different interests in such Portfolio Entity. While the Sponsor will seek, where applicable, to have a third party exercise rights on our behalf for the purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors
or independent representatives), in certain instances such investments may be made without any such third party participation (for example, because we own or acquire the entirety of the relevant instrument or tranche), and in such circumstances the absence of any such third party could adversely affect us or our interest in the Portfolio Entity (or the applicable Other Blackstone Account(s)) or its ability to effectively mitigate such conflicts of interest. The Unitholders will in no way receive any benefit from fees paid to the Sponsor or its affiliates from a Portfolio

Entity in which any Other Blackstone Account also has an interest (including, for greater certainty, any fees Blackstone received as a result of the provision of services by such affiliates). Moreover, in a case where a conflict of interest arises with respect to a Third-Party Fund Manager in which we have invested, Blackstone will often not be in a position to mitigate or ameliorate the conflict but will instead need to be reliant upon such Third-Party Fund Manager.
Other Blackstone Accounts are likely to have an interest in an investment vehicle sponsored by a Third-Party Fund Manager in which we have invested, or in an investment owned by such Third-Party Fund Manager (directly or indirectly) (or vice versa). There can be no assurances that such situations will not give rise to conflicts of interest, or that they will be resolved in our favor.
Simultaneous Transactions.
There may be instances where Blackstone negotiates transactions with counterparties that involve us, an Other Blackstone Account and/or Blackstone in different capacities, subject to the Partnership Agreement. For example, we may sell or purchase an interest in a Portfolio Entity to a counterparty (such as another sponsor’s fund), while the same counterparty acquires or sells an interest in a Portfolio Entity of an Other Blackstone Account or Blackstone. While these transactions may be separate or non-contingent,
due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone’s duties to us on one hand, and such Other Blackstone Account or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interest of the applicable Other Blackstone Account and us and that the valuations are fair and reasonable to each respective fund, among other things. To the extent Blackstone believes that such transactions rise to the level of a conflict where mitigation would be appropriate, Blackstone may, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own, but is not required to do so or to engage in any other conflict mitigation techniques with respect to such transactions.
Related Financing Counterparties.
We can be expected to invest in companies or other entities in which Other Blackstone Accounts make an investment in a different part of the capital structure (and vice versa). The Sponsor requests in the ordinary course proposals from lenders and other sources to provide financing to us and our Portfolio Entities. The Sponsor takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with Blackstone in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone and its funds, and such other factors that Blackstone deems relevant under the circumstances. The cost of debt alone is not determinative.
Debt and/or equity financing to us and our Portfolio Entities is expected to be provided by Unitholders, Other Blackstone Accounts and investors therein, their Portfolio Entities and other parties with material relationships with Blackstone, such as shareholders of and lenders to Blackstone and lenders to Other Blackstone Accounts and their Portfolio Entities, as well as by Blackstone itself. Blackstone could have incentives to cause us and our Portfolio Entities to accept less favorable financing terms from a Unitholder, Other Blackstone Accounts, their Portfolio Entities and investors, Blackstone and other parties with material relationships with Blackstone than it would from a third party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a Portfolio Entity than us, even if the form of the transaction is not a financing. We or a Portfolio Entity could also occupy a different position in the capital structure than a Unitholder, Other Blackstone Account, their Portfolio Entities and other parties with material relationships with Blackstone, in which case Blackstone could have an incentive to cause us or a Portfolio Entity to offer more favorable financing terms to such parties. In the case of a related party financing between us or our Portfolio Entities, on the one hand, and

Blackstone, Other Blackstone Accounts or their Portfolio Entities, on the other hand, the Sponsor could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Sponsor could instead rely on its own internal analysis, which the Sponsor believes is often superior to third-party analysis given Blackstone’s scale in the market. If however any of Blackstone, us, an Other Blackstone Account or any of our/their Portfolio Entities delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms’ length basis, even though the participation of the Blackstone related vehicle impacts the market terms and Blackstone may have influence on such third parties. For example, in the case of a loan extended to us or a Portfolio Entity by a financing syndicate in which an Other Blackstone Account has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Blackstone Account had not participated; it is also possible that the frequent participation of Other Blackstone Accounts in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. Blackstone does not believe either of these effects is significant, but no assurance can be given to Unitholders that these effects will not be significant in any circumstance. Subject to the terms of the Partnership Agreement, the Sponsor may not be required to obtain any consent or seek any approvals from Unitholders or the Board of Directors in the case of any of these conflicts.
Blackstone could cause actions adverse to us to be taken for the benefit of Other Blackstone Accounts that have made an investment more senior in the capital structure of a Portfolio Entity than ours (e.g., provide financing to a Portfolio Entity, the equity of which is owned by us) and, vice versa, actions will, in certain circumstances, be taken for the benefit of us and our Portfolio Entities that are adverse to Other Blackstone Accounts. In addition, Third-Party Fund Managers in which we invest are managed independently from Blackstone and may take actions that are adverse to Blackstone and/or us. Blackstone could seek to implement procedures to mitigate conflicts of interest in these situations such as (a) a forbearance of rights, including some or all non-economic
rights, by us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) by, for example, causing such Other Blackstone Account to decline to exercise certain control-and/or
foreclosure-related rights with respect to a Portfolio Entity by agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (b) causing us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) to hold only a non-controlling
interest in any such Portfolio Entity, (c) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be), or (iv) create groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Blackstone Account holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by us or our Portfolio Entities, Blackstone may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Blackstone Account. In these cases, Blackstone would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the Investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where a Unitholder acquires all or substantially all of a relevant instrument, tranche or class of securities.

In connection with negotiating loans and bank financings in respect of Blackstone-sponsored transactions, Blackstone will generally obtain the right to participate (for its own account or an Other Blackstone Account) in a portion of the financings with respect to such Blackstone-sponsored transactions on the same terms negotiated by third parties with Blackstone or other terms the Sponsor determines to be consistent with the market. Although Blackstone could rely on third parties to verify market terms, Blackstone may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that we and our Portfolio Entities receive market terms.
In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. Such bridge financing and/or commitment would not be considered
“co-investment”
and would be sold down ahead of equity invested by us. Similarly, we and/or Other Blackstone Accounts may seek to initially acquire investments (including all or part of the relevant tranche of securities) for the purpose of syndicating a portion thereof to one or more Other Blackstone Accounts, co-investors
or third parties. The terms of any such acquisition and syndication will be determined by the Sponsor in its sole discretion, and may involve a client initially acquiring all or substantially all of an instrument or relevant tranche or class of securities with a view towards syndication. In any such circumstance, third parties may not be available for purposes of mitigating any potential conflicts of interest and the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of Fund Fees. The conflicts applicable to Other Blackstone Accounts who invest in different securities of Portfolio Entities will apply equally to Blackstone itself in such situations. (See also “—Securities and Lending Activities” and “—Syndication; Warehousing” herein.) In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
In addition, the Sponsor or its affiliates may make short-term advances to us, which advances will accrue interest comparable to those received by a third party in an arm’s length transaction and will be repaid from subscriptions or other funds of ours. If the Sponsor or any of its affiliates lends funds to us, the terms of such lending will be disclosed to the Unitholders if the accrued interest thereon is allocated to the Unitholders; provided, that such disclosure is not required for advances for fund expenses in the ordinary course.
In addition, it is anticipated that in a bankruptcy proceeding our interests will likely be subordinated or otherwise adverse to the interests of Other Blackstone Accounts with ownership positions that are more senior to those of ours. For example, an Other Blackstone Account that has provided debt financing to an Investment of ours may take actions for its benefit, particularly if our Investment is in financial distress, which adversely impact the value of our subordinated interests.
Although Other Blackstone Accounts can be expected to provide financing to us and our Portfolio Entities, there can be no assurance that any Other Blackstone Account will indeed provide any such financing with respect to any particular Investment. Participation by Other Blackstone Accounts in some but not all financings of ours and our Portfolio Entities may adversely impact our and our Portfolio Entities’ ability to obtain financing from third parties when Other Blackstone Accounts do not participate, as it may serve as a negative signal to market participants.
Any financing provided by the Unitholders or an affiliate thereof to us or a Portfolio Entity is not a subscription to us and does not increase the NAV of such Unitholder’s interest. To the extent the Unitholders (or any limited partner in any Other Blackstone Account) or any of their affiliates provide debt financing to us or our Portfolio Entities, it will not be considered
“co-investment.”

These conflicts relating to financing counterparties will not necessary be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Conflicting Fiduciary Duties to Debt Funds.
Other Blackstone Accounts include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other debt instruments, including any of the investment funds or vehicles sponsored or managed by Blackstone Credit, an affiliate of Blackstone. As discussed above, it is expected that these Other Blackstone Accounts or investors therein will be offered the opportunity to provide financing to us with respect to investments made by us and its Portfolio Entities. Blackstone owes a fiduciary duty to these Other Blackstone Accounts and investors therein as well as to us and will encounter conflicts in the exercise of these duties. For example, if an Other Blackstone Account purchases high-yield securities or other debt instruments of a Portfolio Entity of ours, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to ours, Blackstone will encounter conflicts in providing advice to us and to these Other Blackstone Accounts with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where we hold an equity investment in a Portfolio Entity, the holders of such Portfolio Entity’s debt instruments (which may include one or more Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such Portfolio Entity faces financial difficulties or distress) that subordinate or adversely impact the value of our investment in such Portfolio Entity. In addition, we could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Blackstone Account. Although measures described above in “—Related Financing Counterparties” can mitigate these conflicts, they cannot completely eliminate them. These conflicts related to fiduciary duties to such Other Blackstone Accounts will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours or our Portfolio Entities. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for our or our Portfolio Entities’ account in any such securities. In addition, we may not pursue an investment in a Portfolio Entity otherwise within our investment mandates as a result of such trading activities by Other Blackstone Accounts.
Joint Investments.
We may enter into joint investments with Other Blackstone Accounts and may do so where such funds have certain governance rights for legal, regulatory or other reasons. Any such Other Blackstone Account may sell any such investment to any person or entity at any time and we may or may not participate with such Other Blackstone Account in such sale.
Related Financing of Counterparties to Acquire Investments or Assets from, or Sell Investments or Assets to, us and our Portfolio Entities.
In certain transactions, Other Blackstone Accounts will commit to and/or provide financing to third parties that bid for and/or purchase Investments or assets from us and our Portfolio Entities. Generally, there are no limitations in the Partnership Agreement or otherwise with respect to such arrangements (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In addition, we and our Portfolio Entities will from time to time purchase assets or Portfolio Entities from third parties that obtain, or currently have outstanding, debt financing from Other Blackstone Accounts. See “—Related Financing Counterparties” herein. Although Blackstone believes that the participation by Other Blackstone Accounts in such debt financings could be beneficial to us by supporting third parties in their efforts to bid on the sale of Investments or assets by, and to sell Investments or assets to, us and our Portfolio Entities, Blackstone will have an incentive to cause us or the relevant Portfolio Entity to select to sell an Investment or asset to, or purchase an Investment or asset from, a third party that obtains debt financing from an Other Blackstone Account to our potential detriment. For example, although price is often the deciding factor in selecting from whom to acquire, or to whom to sell, an Investment or asset, other factors at times may influence the buyer or the seller, as the case may be. The Sponsor could thereafter cause us or a Portfolio Entity to sell an Investment or asset to, or buy an

Investment or asset from, a third party that has received financing from an Other Blackstone Account, even when such third-party has not offered the most attractive price for the Investment or asset. Unitholders rely on the Sponsor to select in its sole discretion the best overall buyer in sales of, and the best overall seller in the acquisition of, our Investments or assets, despite any conflict related to the parties financing the buyer or the seller, as applicable.
Co-Investment
Opportunities.
We may allocate
co-investment
opportunities to Unitholders, Other Blackstone Accounts and their investors, Blackstone affiliates and other parties with whom Blackstone has a material relationship. The offering and allocation of co-investment
opportunities is entirely and solely in the discretion of the Sponsor. Furthermore, co-investment
offered by Blackstone will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors)
as Blackstone determines to be appropriate in its sole discretion on a case-by-case
basis, which can be expected to differ amongst
co-investors
with respect to the same
co-investment.
In addition, the performance of Other Blackstone Accounts
co-investing
with us is not considered for purposes of calculating the Performance Participation Allocation payable by us to the Sponsor. Furthermore, we and co-investors
will often have different investment objectives and limitations, such as return objectives, leverage limitations and maximum hold period. Blackstone, as a result of the foregoing, will have conflicting incentives in making decisions with respect to such opportunities. Even if we and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
Blackstone has established and may in the future establish more investment vehicles managed or advised by Blackstone to facilitate the participation of third-party co-investors
(who may or may not be Unitholders of ours and/or investors in Other Blackstone Accounts), including “standing,” dedicated or committed co-investment
vehicles (the “Other
Co-Invest
Vehicles”), which may or may not be subject to more favorable rights and/or terms than us and to which Blackstone, in its capacity as general partner of the Other
Co-Invest
Vehicles, may make a capital commitment for tax or regulatory purposes. Certain Other
Co-Invest
Vehicles may be fully committed and provide the investors therein with no discretion regarding the deployment of capital. The use of such vehicles may have the impact of blending a Unitholder’s effective Fund Fee rate down and Blackstone may be incentivized to allocate co-investment
opportunities to discretionary vehicles with higher effective fees, carried interest or other performance-based compensation rates. Blackstone may also provide certain Other
Co-Invest
Vehicles with priority rights to participate in
co-investment
opportunities alongside us, or Blackstone may agree to allocate co-investment
opportunities to one or more Other
Co-Invest
Vehicles in a programmatic manner. The terms of any Other
Co-Invest
Vehicle agreed to with a Unitholder who is an investor therein will not be subject to any “most favored nations” rights, notwithstanding that such Other
Co-Invest
Vehicle may invest alongside us periodically or programmatically, effectively modifying the economic terms of such Unitholder’s participation in such shared investments. The amount and frequency of co-investment
by any Other
Co-Invest
Vehicles would be at the discretion of the Sponsor, subject to the terms of such Other
Co-Invest
Vehicles. It is possible that the existence of any Other
Co-Invest
Vehicles established by the Sponsor may result in us investing less than we would have in the related investments. Furthermore, to the extent that Blackstone establishes any Other
Co-Invest
Vehicles, it may result in fewer investment opportunities for us and fewer co-investment
opportunities being made available to the Unitholders. The number and scale of co-investment
opportunities made available to the Unitholders (if any) may be higher or lower than those made available to the Other
Co-Invest
Vehicles.
General
Co-Investment
Considerations
. There are expected to be circumstances where an amount that would have otherwise been invested by us is instead allocated to co-investors
(who may or may not be Other Blackstone Accounts, Unitholders or limited partners of Other Blackstone Accounts, and may include Blackstone affiliates and/or third parties) or supplemental capital vehicles, and there is no guarantee that any Unitholder will be offered any particular co-investment
opportunity. As a general matter, the allocation of
co-investment
opportunities is entirely discretionary on the part of Blackstone and/or the Sponsor, and it is expected that many investors who may have expressed an interest in co-investment
opportunities will not be allocated any co-

investment opportunities or may receive a smaller amount of
co-investment
opportunities than the amount requested or expected. Blackstone and/or the Sponsor will take into account various facts and circumstances deemed relevant by the Sponsor in allocating co-investment
opportunities, including, among others, whether a potential
co-investor
has expressed an interest in evaluating
co-investment
opportunities, the Sponsor’s assessment of a potential
co-investor’s
ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction) and the Sponsor’s assessment of a potential co-investor’s
ability to commit to a
co-investment
opportunity within the required timeframe of the particular transaction. Additional considerations can be expected to also include, among others and without limitation, the size of a potential co-investor’s
commitments to us, Other Blackstone Accounts and strategic third-party investors; whether a potential co-investor
has a history of participating in
co-investment
opportunities with Blackstone; the size of the potential
co-investor’s
interest to be held in the underlying Portfolio Entity as a result of our investment (which is likely to be based on the size of the potential co-investor’s
capital commitment and/or investment in us); whether the potential co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, us, other affiliated funds and/or co-investments
(including size of commitment), and/or Other Blackstone Accounts (including whether a potential co-investor
will help establish, recognize, strengthen or cultivate relationships that may provide indirectly longer-term benefits to us or Other Blackstone Accounts and their Portfolio Entities, or whether the co-investor
has significant capital under management by Blackstone or intends to increase such amount); whether the potential co-investor
has an overall strategic relationship with Blackstone that provides it with more favorable rights with respect to co-investment
opportunities; whether the potential
co-investor
is considered “strategic” to the investment because it is able to offer us certain benefits, including, but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the Portfolio Entity or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s
investment process; whether Blackstone has previously expressed a general intention to seek to offer co-investment
opportunities to such potential
co-investor;
whether a potential
co-investor
has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment
opportunity; the familiarity Blackstone has with the personnel and professionals of the potential co-investor
in working together in investment contexts in us or Other Blackstone Accounts (which may include such potential co-investor’s
history of investment in us or Other Blackstone Accounts and/or other Blackstone co-investment
opportunities); whether the
co-investment
opportunity is being provided in connection with a potential investment in, or acquisition of interests through a secondary transfer of, us or an Other Blackstone Account (i.e., a stapled co-investment
opportunity); the extent to which a potential
co-investor
has been provided a greater amount of
co-investment
opportunities relative to others; the ability of a potential co-investor
to invest in potential
follow-on
or
add-on
acquisitions for the Portfolio Entity or participate in defensive investments; the likelihood that the potential co-investor
would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the potential co-investor
would be willing to defer to Blackstone and assume a more passive role in governing the Portfolio Entity); any interests a potential co-investor
may have in any competitors of the underlying Portfolio Entity; the tax profile of the potential co-investor
and the tax characteristics of the investment (including whether or not the potential co-investor
would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s
participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject us and/or any of our Portfolio Entities to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s
relationship with the potential management team of the Portfolio Entity; whether the potential co-investor
has any existing positions in the Portfolio Entity (whether in the same security in which we are investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor
maintaining confidentiality; whether the potential
co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of us, other affiliated funds and/or other co-investments,
including the size of such commitment; whether the potential co-investor
has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the potential co-investor;
and such other factors that Blackstone may in good faith deem relevant and believe to be appropriate in the circumstances. In addition, the Sponsor and/or its affiliates may be incentivized to offer the Other
Co-Invest
Vehicles and/or other certain potential
co-investors
opportunities to
co-invest
(and may also be incentivized to offer such
co-investment
opportunities on more favorable terms than other potential
co-investors)
since the amount of carried interest (or other performance-based compensation) and/or Management Fee to which the Sponsor and/or its affiliates are entitled under the arrangements with such co-investors,
including with respect to such
co-investors’
participation in us and/or Other Blackstone Accounts, may depend on, among other things, the extent to which such co-investors
participate or have been offered the opportunity to participate in co-investments
(which participation may be in such
co-investors’
discretion). Blackstone has established, and can be expected to in the future establish, co-investment
vehicles (including dedicated or “standing”
co-investment
vehicles, which include both
“opt-out”
or
“opt-in”
vehicles where the
co-investor
determines whether to participate in
co-investment
opportunities presented to it either through affirmative or negative consent as well as committed vehicles where Blackstone (in some or all circumstances), and not the co-investor,
has discretion in determining whether the
co-investment
vehicle will participate in
co-investment
opportunities) for one or more investors (including third party investors and investors in us) in order to co-invest
alongside us in one or more future investments. These
co-investment
vehicles may nevertheless only participate in
co-investment
opportunities after the initial acquisition of an investment. The existence of these vehicles could reduce the opportunity for other limited partners to receive allocations of co-investment,
and the amount and frequency of
co-investment
by any such
co-investment
vehicles would be at the discretion of the Sponsor. Also, Blackstone will, in certain circumstances, agree with investors (including limited partners, Blackstone strategic relationships and third party investors) to more favorable rights or pre-negotiated
terms with respect to
co-investment
opportunities, including with respect to targeted, preferential or favorable allocation of co-investment
opportunities and discounts or rebates of performance-based compensation or management fees (where permitted by applicable law). To the extent any such arrangements are entered into, they can be expected to result in fewer co-investment
opportunities being made available to the Unitholders. In addition, the allocation of investments to Other Blackstone Accounts, including as described under “Other Blackstone Accounts; Allocation of Investment Opportunities” herein, can be expected to result in fewer co-investment
opportunities to Unitholders who do not participate therein and allocations to the co-investment
vehicle can be expected to result in us investing less than we would have in the related investments.
Additional Potential Conflicts of Interest with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment
. The Sponsor and its affiliates will in certain circumstances be incentivized to offer certain potential co-investors
(including, by way of example, as a part of an overall strategic relationship with Blackstone) opportunities to co-invest
in priority or on more favorable terms than other potential
co-investors
due to the amount of performance-based compensation or management fees or other fees paid by the co-investor
receiving the priority allocation or better terms (as well as any additional discounts or rebates avoided by allocating co-investments
to such
co-investor
with respect to such
co-investor’s
participation in us and/or any Other Blackstone Accounts) or other aspects of such co-investor’s
relationship with Blackstone. The management fees, carried interest (or equivalent performance-based compensation) and other fees received by Blackstone from and the amount of expenses charged to us can be expected to be less or more than such amounts paid by or charged to co-investment
vehicles pursuant to the terms of such vehicles’ partnership agreements and other agreements with co-investors,
and such variation in the amount of fees and expenses can be expected to create an economic incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles or
co-investors,
as the case may be. In addition, other terms of existing and future co-investment
vehicles can be expected to differ materially, and in some instances can be expected to be more favorable to Blackstone, than our terms, and such different terms can be expected to create an incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles, as the case may be. Such incentives will give rise to conflicts of interest, and there can be no assurance such conflicts of interest will be resolved in our favor or that any investment opportunities that would have otherwise been offered to us or limited partners through
co-investment
will be made available. In circumstances where we are investing alongside Other Blackstone Accounts, the Sponsor and its affiliates may be incentivized to cause us, on the one hand, or such Other Blackstone Accounts, on the other hand, to offer co-investment
opportunities depending on the economic and other terms each may be permitted to offer co-investors.
There may be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Blackstone Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Blackstone Accounts. The allocation of such specific items generally would be based on the Sponsor’s determination of, among other things, the expected returns and risk profiles for such items (e.g., specific items with lower expected returns and risk profiles may be allocated to us whereas those with higher relative expected returns and risk profiles may be allocated to an Other Blackstone Account), and in any such case the combined purchase price paid to a seller would be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third party valuation firm and/or by the Sponsor and its affiliates.
Additionally, it can be expected that Blackstone will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, which, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone will, in certain circumstances, pay management fees and performance-based compensation in connection with such arrangements. Blackstone will, in certain circumstances, also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of such reimbursements can be expected to relate to allocations of co-investment
opportunities and increase if certain
co-investment
allocations are not made. While it is possible that we will, along with Blackstone itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by us would instead be referred (in whole or in part) to such third party, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to us. Some co-investment
vehicles, including some Other
Co-Invest
Vehicles, may not bear broken deal expenses from time to time unless Blackstone determines otherwise in its discretion. Such determinations will be made on a case-by-case
basis by Blackstone and may result in differing treatment of co-investment
vehicles under certain circumstances. The foregoing will under certain circumstances result in us bearing more than our pro-rata
share of broken deal expenses although the General Partner will use commercially reasonable efforts to cause any of our third-party co-investors
that have agreed in writing to participate in a potential Investment alongside us to bear their pro-rata
share of any broken deal expenses. This may give rise to conflicts of interest in connection with our investment activities, and, while the Sponsor will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in our favor.
Liability Arising From Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts.
Because of the opportunistic and flexible nature of our investment strategies, we will also co-invest
from time to time with one or more Other Blackstone Accounts (including co-investment
or other vehicles in which Blackstone or its personnel invest and that co-invest
with such Other Blackstone Accounts) or Blackstone (including BXi) in investments that are suitable for both us, such Other Blackstone Accounts and/or Blackstone. Participating in investments alongside Other Blackstone Accounts and/or Blackstone will subject us to a number of risks and conflicts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s and/or Blackstone’s participation, as a result of information walls or otherwise). For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us, Other Blackstone Accounts and/or Blackstone may not be the same. Additionally, we, such Other Blackstone Accounts and/or Blackstone will generally have different investment objectives (including return profiles) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by us, Other Blackstone Accounts and/or Blackstone). Such Other Blackstone Accounts and/or Blackstone may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we, such Other Blackstone Accounts and/or Blackstone may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration (e.g., we may receive cash whereas other investors in comparable funds or Other Blackstone Accounts may be provided the opportunity to receive distributions in-kind
in lieu thereof).
At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (a) if we are a direct counterparty to a transaction, we being solely liable with respect to our own share as well as Other Blackstone Accounts’ shares of any applicable obligations, or (b) if we are not the direct counterparty, we having a contribution obligation to the relevant Other Blackstone Accounts (including BXPE Lux). Alternatively, a counterparty may agree to face multiple funds, which could result in us being jointly and severally liable alongside Other Blackstone Accounts for the full amount of the applicable obligations. In cases in which we could be responsible for the liability of an Other Blackstone Account, or vice versa, the applicable parties would generally enter into a back-to-back
or other similar contribution or reimbursement agreement. Likewise, for certain Investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with us. For these transactions, it is anticipated that we would then enter into back-to-back
trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with the relevant Other Blackstone Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro-rata
share of the relevant loss. In certain circumstances where we participate in an investment alongside any Other Blackstone Account, we could bear more than our pro-rata
share of expenses relating to such investment, including, but not limited to, as the result of such Other Blackstone Account not having resources to bear such expenses (e.g., as a result of the Other Blackstone Account’s insufficient reserves or inability to call capital contributions to cover such expenses.) It is not expected that we or Other Blackstone Accounts will be compensated for agreeing to be primarily liable vis-à-vis
a third-party counterparty. Moreover, in connection with the divestment of all or part of a Portfolio Entity (e.g., an initial public offering), Blackstone will seek to track the ownership interests, liabilities and obligations of us and any Other Blackstone Accounts owning an interest in the Portfolio Entity comprising such operating business, but it is possible that we and applicable Other Blackstone Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of us and such Other Blackstone Accounts, it is possible that one or more of us/them will have greater exposure to legal claims and that we/they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.
Additionally, in connection with seeking financing or refinancing of Portfolio Entities and their assets, it may be the case that better financing terms are available when more than one Portfolio Entity provides collateral, particularly in circumstances where the assets of each Portfolio Entity are similar in nature. As such, rather than seeking such financing or refinancing on its own, a Portfolio Entity of ours may enter into cross collateralization arrangements with another Portfolio Entity of ours or Portfolio Entities of one or more Other Blackstone Accounts. While Blackstone would expect any such financing arrangements to generally be non-recourse
to us and the Other Blackstone Accounts, as a result of any cross-collateralization, we could also lose our interests in otherwise performing Investments due to poorly performing or non-performing
investments of the Other Blackstone Accounts.
Third-Party Fund Managers May Have Conflicts.
Third-Party Fund Managers in which we invest and their affiliates generally will engage in a wide range of activities and will have other interests and relationships that may create a variety of conflicts of interest. The Third-Party Fund Managers’ activities will not be coordinated. From time to time, the Third-Party Fund Manager may buy or sell securities for the benefit of one or more other vehicles or accounts at the same time that such Third-Party Fund Manager buys or sells those same securities with respect to vehicles in which we invest. Different Third-Party Fund Managers may also engage in conflicting activities with respect to the same companies or issuers, including buying or selling at opposite times or at different prices and terms since their activities are not coordinated. This may lead to additional costs and expenses and indirectly losses, which would be borne by us to the extent of its ownership interest in such Third-Party Fund Managers.
Syndication; Warehousing.
Blackstone, Other Blackstone Accounts, joint venture partners, or affiliates or related parties of the foregoing could acquire an investment as principal and subsequently sell some or all of it to us, Other Blackstone Accounts or co-investment
vehicles in an affiliate or related party transaction. Similarly, we may acquire an investment and subsequently syndicate, or sell some or all of it, to Blackstone, Other Blackstone Accounts, co-investment
vehicles (including
co-investment
vehicles managed outside the Sponsor’s investment program or committed co-investment
vehicles), joint venture partners, Consultants or affiliates or related parties of the foregoing or other third parties (including any person (including, if applicable, Unitholders other than solely in their capacity as such and Consultants) that the Sponsor determines has the ability to add value to an Investment in light of its relationships, experience, geographic location, market or industry knowledge and/or other relevant attributes as determined by Blackstone), notwithstanding the availability of capital from the Unitholders and other investors thereof or applicable credit facilities. If any such intended syndication is not ultimately consummated, Blackstone, we or the other party that initially acquires such portion will be expected to retain it, leading to us or such other party having more of the Investment (including expenses relating to such unconsummated syndication) initially intended to by syndicated than it would otherwise have had if such syndication had not initially been contemplated. For the avoidance of doubt, we and Other Blackstone Accounts participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all), or may participate in a syndication alongside us but at a different interest rate, due to legal, regulatory, accounting, administrative or other considerations. The Sponsor reserves the right to cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair market value of any such Investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. The Sponsor also reserves the right to determine another methodology for pricing these transfers, including fair market value at the time of transfer. Also, the Sponsor will, in certain circumstances, charge fees on these transfers to either or both of the parties to them. The Sponsor or its affiliates will be permitted to retain any portion of an Investment initially acquired by them with a view to syndication to co-investors
or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so.
Conflicts of interest are expected to arise in connection with these transactions, including with respect to timing, structuring, pricing and other terms. For example, the Sponsor will have a conflict of interest when the Sponsor receives fees, including an incentive allocation, from an Other Blackstone Account acquiring from or transferring to us all or a portion of an investment. Furthermore, the Sponsor and its affiliates have the right to commit to or initially acquire a portion of an investment alongside us if the Sponsor intends to syndicate such amounts to Other Blackstone Accounts or third parties (which may include one or more investors in Other Blackstone Accounts), and to retain such amounts not ultimately syndicated after having used reasonable efforts to syndicate. The equity committed/used in any such underwriting by the Sponsor and its affiliates may come from Blackstone’s own balance sheet and/or from one or more third parties that enter into arrangements with Blackstone with respect thereto, and may come from an Other Blackstone Account. In such circumstances, Blackstone will have the right to earn underwriting and/or syndication fees from us, the Portfolio Entities, or the purchasers of such equity, and we and the Unitholders will not be entitled to share in or receive the benefit of any such underwriting and/or syndication fees. As a result, the Sponsor may be incentivized to underwrite and/or syndicate amounts of equity in investments due to the right to earn fees not subject to offset in favor of the Unitholders, even if the capital used to underwrite such amounts does not come entirely from Blackstone’s own balance sheet as described above, and Blackstone may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest with respect thereto. (See also “—Securities and Lending Activities” herein.)

More specifically, we could initially acquire a portion of certain Investments (including from Blackstone itself) intended as co-investments
as described herein and syndicate all or part of such
co-investments
to one or more
co-investors
(and we may similarly acquire a portion of certain investments with the intent to syndicate such portion to one or more Other Blackstone Accounts). Depending on the change in value of the Investment during such interim period, we may not receive the full benefit of any increase in value.
These conflicts related to syndication of Investments and warehousing will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Units, Unitholders will be deemed to have consented to the syndication of Investments and warehousing to the extent the terms of such transactions are approved by our Independent Directors.
Risks related to Transactions under the Amended and Restated Warehousing Agreement.
We, BXPE Lux and the Investment Manager (on behalf of us and BXPE Lux and not for its own account) entered into the Amended and Restated Warehousing Agreement (the “A&R Warehousing Agreement”) with Finco, a subsidiary of Blackstone. Under the A&R Warehousing Agreement, in connection with the launch of the BXPE Fund Program, Finco has agreed to acquire Approved Warehouse Investments up to an aggregate invested equity amount of $500.0 million (or such higher amount as is agreed between the parties). Under the A&R Warehousing Agreement, the BXPE Fund Program has agreed to purchase Approved Warehouse Investments from Finco, as warehouse provider, at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable warehouse closing date. As a result, we may pay more or less than the current market value of such assets when we acquire them. Additionally, each of us and BXPE Lux will bear our/their respective proportionate fees, costs and expenses in connection with the A&R Warehousing Agreement, including fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to us and/or BXPE Lux. As a result, we will pay additional costs in connection with acquiring assets through the warehouse compared to purchasing them directly.
We may not be able to raise sufficient funds to purchase all of the Approved Warehoused Investments. In that case, we may determine to purchase some but not all of the assets held by the warehouse provider. In that case, there is no guarantee that the assets we purchase from the warehouse provider will ultimately be the best performing assets of those available. We may also borrow to obtain funds necessary to purchase the Approved Warehoused Investments.
Continuation Vehicles and Continuation Transactions.
The Sponsor could, subject to the requirements of the Partnership Agreement, from time to time establish other investment vehicles for the purpose of purchasing one or more investments from us, which may be made in connection with, or alongside, an Other Blackstone Account making the investment (such vehicles, “Continuation Vehicles,” and such transactions, “Continuation Transactions”). In such circumstances, the Sponsor is acting on behalf of, and making the investment decision for, both us and the applicable Continuation Vehicle. As a result, Continuation Transactions implicate the conflicts of interest described herein in “Buying and Selling Investments or Assets from Certain Related Parties” between the Fund and the Continuation Vehicle more generally. Further, because the Sponsor and/or its affiliates will have the opportunity to earn additional management fees and/or receive additional carried interest and other benefits in respect of such Continuation Transactions, and because each purchaser’s commitment to acquire interests in a Continuation Vehicle will ordinarily be conditioned upon completion of the Continuation Transaction, the Sponsor will have a potential conflict of interest in determining transaction terms and participants. While certain conflicts of interest related to Continuation Transactions may require approval by our Board of Directors, certain Continuation Transactions may be able to be completed at the initiation of the Sponsor without any such approval, in accordance with the terms of the Partnership Agreement.

Broken Deal Expenses.
Investments in private equity often require extensive due diligence activities prior to acquisition, including legal costs. If a proposed Investment by us is not consummated (generally referred to as a “broken deal”), all or a portion of such third-party expenses (for example, but not limited to, expenses attributable to investment bankers, legal and tax advice and consultants), which may be significant, may be borne by us. The General Partner will use commercially reasonable efforts to cause any of our third-party co-investors
that have agreed in writing to participate in a potential Investment alongside us to bear their pro-rata
share of any broken deal expenses. Fund expenses relating to Investments shall generally be allocated among us and Other Blackstone Accounts pro-rata
based upon their relative investment size in the Investment (and in good faith in the case of broken deal expenses and related expenses for unconsummated transactions based on their relative expected investment sizes thereof). Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, costs of negotiating co-investment
documentation (including
non-disclosure
agreements with counterparties), the costs from onboarding (i.e., know your customer) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of the Fund, and any expenses of the Fund’s representative or its designated individual), printing and publishing expenses, and legal, accounting, tax, structuring and other due diligence and pursuit costs and expenses (including, for the avoidance of doubt, any Consultant expenses and including, in certain instances, broken deal expenses associated with services provided by Portfolio Entities, as detailed below), which may include expenses incurred prior to the commencement of the Effective Date (as defined herein). Although broken deal expenses will generally be shared between us and any Other Blackstone Accounts pro-rata
according to capital invested by each in such investment, any such broken deal expenses could, in the reasonable discretion of Blackstone acting in good faith, be allocated solely to us and not to Other Blackstone Accounts or co-investment
vehicles (including such standing
co-investment
vehicles) that could have made the Investment (including any situation where an Other Blackstone Account was initially allocated an investment opportunity and incurred such expenses before such investment opportunity was reallocated to us), even when the Other Blackstone Account or co-investment
vehicle commonly invests alongside us in its Investments or Blackstone or Other Blackstone Accounts in their investments. In such cases our share of expenses would increase. As a general matter, the Sponsor expects that until a potential Investment is formally allocated to an Other Blackstone Account (it being understood that final allocation decisions are typically made shortly prior to signing an investment), we are expected to bear the broken deal expenses for the Investment, which may result in substantial amounts of broken deal expenses. In the event broken deal expenses are allocated to an Other Blackstone Account or a co-investment vehicle, the Sponsor or we will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Blackstone Account or co-investment
vehicle, as applicable. In addition, certain Portfolio Entities will provide transaction support services (including identifying potential investments) to us, Other Blackstone Accounts and their respective Portfolio Entities in respect of certain investments that are not ultimately consummated. See also “—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein. The Sponsor will endeavor in good faith to allocate the costs of such services to us and such Other Blackstone Accounts as it deems appropriate under the particular circumstances. Any methodology used to determine such allocation (including the choice thereof) involves inherent conflicts and may not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. Additionally, the allocation of such costs can be expected to generally be based on the relative expected investment sizes (as determined by the General Partner in good faith), in certain circumstances they may be based on different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore we could pay more than its pro-rata
portion of such cost based on its actual usage of such services. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses.”

Other Blackstone Business Activities.
Blackstone, we, Other Blackstone Accounts, our/their Portfolio Entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us and our Portfolio Entities, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; underwriting (including, without limitation, evaluation regarding value creation opportunities and ESG risk mitigation), syndication or refinancing of a loan or investment (including loan modification or restructuring fees); loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement, brokerage, solutions and risk management services; data extraction and management products and services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). Other than as expressly set forth in the Partnership Agreement and/or Investment Management Agreement, such fees shall not be applied to offset Management Fees and Unitholders will not share therein. Such parties will also provide products and services for fees to Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities, and our/their personnel and related parties, as applicable, as well as third parties. Further, such parties could provide products and services for fees to us, Other Blackstone Accounts and our/their Portfolio Entities in circumstances where third-party service providers are concurrently providing similar services to us, Other Blackstone Accounts and our/their Portfolio Entities. Through its Innovations group, Blackstone incubates (or otherwise invests in) businesses that are expected to be introduced to, and therefore frequently provide goods and services to, us and Other Blackstone Accounts and our/their Portfolio Entities, as well as other Blackstone-related parties and third parties. By contracting for a product or service from a business related to Blackstone, we and our Portfolio Entities would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or the Unitholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us and our Portfolio Entities. We and our Portfolio Entities will incur expenses in negotiating for any such fees and services, which will be treated as fund expenses. In addition, the Sponsor may receive fees associated with capital invested by co-investors
relating to investments in which we participate or otherwise, in connection with a joint venture in which we participate or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Sponsor performs services. Finally, Blackstone and its personnel and related parties will, in certain circumstances, also receive compensation for origination activities and unconsummated transactions.
We will, as determined by the Sponsor, bear the cost of fund administration, and accounting (including, without limitation, maintenance of our books and records, preparation of net asset value and other valuation support services, as applicable (e.g., valuation model and methodology review, review of third-party due diligence conclusions and sample testing), preparation of periodic investor reporting and calculation of performance metrics, central administration and depositary oversight (e.g., periodic and ongoing due diligence and coordination of investment reconciliation and asset verification); audit support (e.g., audit planning and review of annual financial statements); risk management support services (e.g., calculation and review of investment and leverage exposure), ESG and sustainability support services, regulatory risk reporting, data collection and modeling and risk management matters and tax support services (e.g., annual tax and VAT returns and FATCA and CRS compliance)), in-house
attorneys to provide transactional legal advice and related tax advice, tax planning and other related services (including, without limitation, entity organization, structuring, due diligence, document drafting and negotiation, closing preparation, post-closing activities (such as compliance with contractual terms and providing advice for investment-level matters with respect to fiduciary and other obligations and issues), litigation or regulatory matters, reviewing and structuring exit opportunities) provided by Blackstone personnel and related parties to us and our Portfolio Entities, including the allocation of their compensation (including, without limitation, salary, bonus and benefits) and related overhead otherwise payable by Blackstone, or pay for their services at market rates, and except in certain limited circumstances or with respect to us, such amounts will not offset Management Fees. In certain circumstances, we may engage a third-party administrator and, in such circumstances, there may be some overlap in the services performed by the third-party administrator and Blackstone personnel and we will bear all such costs. The services of in-house
attorneys generally include, without limitation, services with respect to M&A, capital markets or financing transactions, tax structuring, supervision of external counsel and service providers, attending internal and external meetings (including investment committee meetings) and/or communicating with relevant internal and external parties. Such allocations or charges can be based on any of the following methodologies: (a) requiring personnel to periodically record or allocate their historical time spent with respect to us or Blackstone approximating the proportion of certain personnel’s time spent with respect to us, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits) and allocable overhead based on time spent, or charging their time spent at market rates, (b) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that Blackstone believes represents a fair recoupment of expenses and a market rate for such services or (c) any other similar methodology determined by Blackstone to be appropriate under the circumstances. Certain Blackstone personnel will provide services to few, or only one, of us and an Other Blackstone Account, in which case Blackstone could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, the provision of such services by Blackstone personnel and related parties and any such methodology (including the choice thereof and any benchmarking, verification or other analysis related thereto) involves inherent conflicts. Any amounts paid to Blackstone and/or its affiliates for such services, as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by us as fund expenses, will not result in any offset to the Fund Fees and will, in certain circumstances, result in incurrence of greater expenses by us and our Portfolio Entities than would be the case if such services were provided by third parties.
The Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by us or a Portfolio Entity to a third party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, the Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
The Sponsor does not have any obligation to ensure that fees for products and services contracted by us or our Portfolio Entities are at market rates unless the counterparty is considered an “Affiliate” of Blackstone, as defined in our organizational documents, and given the breadth of Blackstone’s investments and activities the Sponsor may not be aware of every commercial arrangement between us and our Portfolio Entities, on the one hand, and Blackstone, other funds, Other Blackstone Accounts and their Portfolio Entities, and personnel and related parties of the foregoing, on the other hand.
Except as set forth above, we and Unitholders will not receive the benefit (e.g., through an offset to Fund Fees or otherwise) of any fees or other compensation or benefit received by the Sponsor, its affiliates or their personnel and related parties (see also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Blackstone Business Activities” herein). The Sponsor and its affiliates and their personnel and related parties will receive fees attributable to us, Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) and third parties and, without limiting the generality of the foregoing, the amount of such fees allocable to us, Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) will not result in an offset of Fund Fees payable by Unitholders or otherwise be shared with us, our Portfolio Entities or the Unitholders, even if (a) such Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) provide for lower or no management fees for the investors or participants therein (such as the vehicles established in connection with Blackstone’s side-by-side
co-investment
rights, which generally do not pay a management fee or carried interest) or (b) such fees result in an offset to management fees or carried interest payable by any of such Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties). As noted in
“—Co-Investment
Opportunities” herein, this creates an incentive for Blackstone to offer co-investment
opportunities and can be expected to result in other fees being received more frequently (or exclusively) with investments that involve co-investment.
In addition, to the extent Blackstone receives any of the fees described above in-kind,
instead of in cash, in whole or in part, Blackstone would in certain circumstances elect to become a co-investor
(or otherwise hold an interest) in such investments alongside us, the Sponsor and/or Other Blackstone Accounts, which may give rise to potential or actual conflicts of interest, including with respect to the timing and manner of sale by Blackstone, on the one hand, and other participating funds, including us, on the other hand. Blackstone’s receipt of such interests in-kind
generally would not be at the same time or on substantially the same terms, price and conditions as us, the Sponsor and/or the Other Blackstone Accounts, as applicable. With respect to any dispositions of securities or investments held by Blackstone resulting from receiving such fees in-kind,
since we and/or Other Blackstone Accounts, as applicable, are not similarly situated and may have different terms affecting the timing of our/their respective dispositions, there may be certain situations where Blackstone would not dispose of its securities or interests at the same time and/or on substantially the same terms, price and conditions as such other funds, which would be evaluated by Blackstone on a case-by-case
basis taking into account the circumstances at the relevant time. There can be no assurance that any actual or perceived conflicts will be resolved in favor of us or the Unitholders. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf involving any such corporations, the Sponsor will consider those relationships (including any incentives or disincentives as part of such relationship) when evaluating the investment opportunity, which may result in the Sponsor choosing not to make such an investment on our behalf due to such relationships. We may also co-invest
with clients of Blackstone in a particular investment, and the relationship with such clients could influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). We may be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or develop, or transactions or investments Blackstone may make or have made.
Fees Received by the Sponsor.
Break-up
or topping fees, commitment fees, transaction, monitoring and director fees and organization, financing, divestment, and other similar fees (which does not include amounts received with respect to group purchasing, healthcare brokerage, insurance and other similar services to Portfolio Entities) with respect to the Investments can be paid to the Sponsor, in which case Management Fees may be offset by the amount of net break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees attributable to a potential Investment by us, but not to any amount attributable to a potential investment by Other Blackstone Accounts, vehicles participating in Blackstone’s side-by-side
co-investment
rights, permanent capital vehicles, and/or accounts (including insurance accounts, Everlake, Corebridge and Resolution Life (each as defined below)) managed by affiliates of Blackstone and related entities or third parties (See “—Other Blackstone Business Activities” herein). Alternatively, we could receive the break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees directly, in which case there will be no Management Fee offset. The Sponsor will generally receive a greater economic benefit by structuring the break-up
or topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees to be paid to it directly, subject to the Management Fee offset, and may do so in its sole discretion.
Break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees paid to the Sponsor or us in connection with a transaction could be allocated, or not, to Other Blackstone Accounts, co-investment
vehicles and other investment vehicles participating in investments that invest (or are expected to invest) alongside us, as determined by the Sponsor to be appropriate in the circumstances. Generally, the Sponsor would not allocate break-up,
topping fees, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees with respect to a potential Investment to us, an Other Blackstone Account or co-investment
vehicle unless such person would also share in broken deal expenses related to the potential Investment. With respect to fees received by Blackstone relating to our Investments or from unconsummated transactions, Unitholders will not receive the benefit of any fees relating to our Investments (including, without limitation, as described above) other than as set forth in our organizational documents. Any potential offset of the Management Fee will only accrue to the extent the fees giving rise to such offset are paid as part of and during the course of our investment in the relevant Portfolio Entity, and, without regard to the nature of such fees, there will be no offset of the Management Fees with respect to any fees paid to Blackstone after we have exited the relevant Investment. Following an exit of our Investment in a Portfolio Entity, Other Blackstone Accounts may continue to hold interests (debt and/or equity) in such Portfolio Entity, and Blackstone may begin to earn fees or continue to earn fees from such Portfolio Entity for providing services to such Portfolio Entity, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services, which in each case will not offset or reduce the Management Fee. Also, in the case of fees for services as a director of a Portfolio Entity, the Management Fee will not be reduced or offset to the extent any Blackstone personnel continues to serve as a director after we have exited (or are in the process of exiting) the applicable Portfolio Entity and/or following the termination of such employee’s employment with Blackstone. Conflicts of interest are expected to arise when a Portfolio Entity enters into arrangements with Blackstone on or about the time we exit our Investment in such Portfolio Entity. To the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and significant sums in advisory fees (including underwriting fees (including, without limitation, evaluation regarding value creation opportunities and ESG risk mitigation)), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings and other similar operational and financial matters, loan servicing and/or other types of insurance fees, data management and services fees or payments, operations fees, financing fees, fees for asset services, title insurance fees, energy procurement/ brokerage fees, fees for ESG services, fees associated with aviation management including origination fees, servicer fees (e.g., services relating to lease collections/disbursements, maintenance, insurance, lease marketing and sale of aircraft/parts), asset management fees (e.g., services relating to the preparation of monthly cash flow models and industry asset management fees, incentive fees and other similar fees and annual retainers (whether in cash or in-kind))
are received by Blackstone, such fees will not be required to be shared with us or the Unitholders and will not result in any offset to the Management Fee payable by the Unitholders.
Outsourcing.
The Sponsor is expected to outsource to third parties many of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, accounting, tax or other related services) that can be and/or historically have been performed in-house
by the Sponsor and its personnel, and the fees, costs and expenses of such third-party service providers will be borne by us as fund expenses. Outsourced services include certain services that often would be provided at the Sponsor’s expense if such services had been performed in-house
by the Sponsor’s personnel. In such cases, the fees, costs and expenses associated with the provision of such services will be borne by us instead of the Sponsor, thereby increasing the fund expenses borne by the Unitholders. Outsourced services also include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that may also be provided by the Sponsor in-house
at our expense. From time to time, the Sponsor may provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and, in such cases, to the extent the Sponsor’s services are reimbursable as fund expenses, the overall amount of fund expenses borne by the Unitholders will be greater than would the case if only the Sponsor or such third-party provided such services.

Determining whether to engage a third-party service provider and the terms (including economic terms) of any such engagement will be determined by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third party service providers and/or their employees will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or our/their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. The Sponsor will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as fund expenses (with no reduction or offset to Fund Fees) and retaining third parties will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead and compensation are chargeable to us. Moreover, the involvement of third-party service providers may present a number of risks due to, among other factors, the Sponsor’s reduced control over the functions that are outsourced. There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers. We may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them.
Outsourcing may not occur uniformly for all Blackstone managed vehicles and accounts and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain Other Blackstone Accounts for similar services.
Material
Non-Public
Information.
By reason of their responsibilities in connection with other activities of Blackstone and potentially by virtue of their activities outside of Blackstone, certain employees of Blackstone may acquire confidential or material non-public
information or be restricted from initiating transactions in certain securities. We will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.
Data Management Services.
Blackstone or an affiliate of Blackstone formed in the future will provide data management services to Portfolio Entities, and to certain Unitholders, investors in Other Blackstone Accounts, and to us and Other Blackstone Accounts and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof) (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, distributing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to any applicable contractual limitations, with us, Other Blackstone Accounts, Portfolio Entities, Unitholders, investors in Other Blackstone Accounts, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof). If Blackstone enters into data services arrangements with Portfolio Entities and receives compensation from such Portfolio Entities for such data services, we will indirectly bear our share of such compensation based on our pro-rata
ownership of such Portfolio Entities. Where Blackstone believes appropriate, data from one Data Holder may be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its sole discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up
costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)) will not be offset against Fund Fees or otherwise shared with us or the Unitholders. Additionally, Blackstone is also expected to determine to share and distribute the products from such Data Management Services within Blackstone or its affiliates (including Other Blackstone Accounts or their Portfolio Entities) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for Blackstone to cause us to invest in Portfolio Entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain on our behalf. (See also “—Data” herein.)
Securities and Lending Activities.
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by, us and our Portfolio Entities or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts,” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by Portfolio Entities and Other Blackstone Accounts. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us (for example, in the case of secondary sales by us) and Portfolio Entities), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our Portfolio Entities, or as dealer, broker or advisor to a counterparty to us or a Portfolio Entity, and purchase securities from or sell securities to us, Other Blackstone Accounts or Portfolio Entities of ours and of Other Blackstone Accounts, or advise on such transactions. Blackstone will also from time to time, on behalf of us or our Portfolio Entities, or other parties to a transaction involving us or our Portfolio Entities, effect transactions, including transactions in the secondary markets, that result in commissions or other compensation paid to Blackstone by us or our Portfolio Entities or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment
vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees (including capital markets advisory fees), lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, we, an Other Blackstone Account or our/their Portfolio Entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or the Unitholders, and Fund Fees will not be reduced by such amounts. The Sponsor has sole discretion, subject to the terms of the Partnership Agreement, to approve the foregoing arrangements if the Sponsor believes in good faith that such transactions are appropriate for us.
Sales of securities for our and our Portfolio Entities account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Sponsor in its sole discretion (subject to the terms of the Partnership Agreement), to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us.

When Blackstone serves as underwriter with respect to securities of ours or our Portfolio Entities, we and such Portfolio Entities could be subject to a
“lock-up”
period following the offering under applicable regulations during which time we or our Portfolio Entity would be unable to sell any securities subject to the
“lock-up.”
This may prejudice our and our Portfolio Entities’ ability to dispose of such securities at an opportune time. (See also “—Related Financing Counterparties” and “—Portfolio Entity Relationships Generally” herein.)
Blackstone employees, including employees of the Sponsor, are generally permitted to invest in alternative investment funds, venture capital funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of ours. The limited partners will not receive any benefit from any such investments.
PJT.
On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses, and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving us and our Portfolio Entities, on the one hand, and PJT, on the other. The pre-existing
relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment
and other continuing arrangements between PJT and Blackstone can be expected to influence the Sponsor to select or recommend PJT to perform services for Blackstone, Blackstone managed funds, including us or our Portfolio Entities, the cost of which will generally be borne directly or indirectly by us and the Unitholders. Given that PJT is no longer an affiliate of Blackstone, the Sponsor and its affiliates are able to cause us and Portfolio Entities to transact with PJT generally without restriction, notwithstanding the relationship between Blackstone and PJT. (See also “—Service Providers, Vendors and Other Counterparties Generally” herein.) In addition, one or more investment vehicles controlled by Blackstone have been established to facilitate participation in Blackstone’s side-by-side
investment program by employees and/or partners of PJT.
Portfolio Entity Relationships Generally.
Blackstone, Portfolio Entities of ours including special purpose vehicle Portfolio Entities that may be formed in connection with Investments, and Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us, Other Blackstone Accounts, and/or Portfolio Entities of ours and of Other Blackstone Accounts or other Blackstone affiliates and/or any portfolio entities of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). In addition, certain Portfolio Entities may be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters. For example, from time to time, certain Portfolio Entities of ours or of Other Blackstone Accounts will provide or recommend goods or services to Blackstone, us, Other Blackstone Accounts, or other Portfolio Entities of ours and of Other Blackstone Accounts or other Blackstone affiliates (or vice versa) (including “platform” investments of ours and of Other Blackstone Accounts). As another example, it can also be expected that the management of one or more Portfolio Entities may consult with one another (or with one or more portfolio entities of an Other Blackstone Account in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof). Moreover, we and/or an Other Blackstone Account may consult with a Portfolio Entity or a portfolio entity of an Other Blackstone Account as part of the investment diligence for a potential investment by us or such Other Blackstone Account. As a result of or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one Portfolio Entity may transfer to or become employed by another Portfolio Entity (or a portfolio entity of an Other Blackstone Account), us, Blackstone or our/their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to or to the entity such personnel is departing from, without obtaining any consent from the Board of Directors or the Unitholders. These agreements, transactions and other arrangements will involve payment of fees and other amounts and/or other benefits to Blackstone, Blackstone affiliates and/or a Portfolio Entity, none of which will result in any offset to Fund Fees, notwithstanding that some of the services provided by a Portfolio Entity are similar in nature to the services provided by the Sponsor and that certain Portfolio Entities are expected to be special purpose vehicles created by us. Such agreements, transactions and other arrangements will generally be entered into without the consent or direct involvement of ours and/or such Other Blackstone Accounts or the consent of the Board of Directors or Unitholders (including, without limitation, in the case of minority Investments by us in such Portfolio Entities or the sale of assets from one Portfolio Entity to another). This is because, among other considerations, Portfolio Entities of ours and Portfolio Entities of Other Blackstone Accounts are not considered “affiliates” of Blackstone, us or the Sponsor under the Partnership Agreement and therefore not covered by the affiliate transaction restrictions included in the Partnership Agreement. There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to us as otherwise would be the case if the counterparty were not related to Blackstone.
In addition, it is possible that certain Portfolio Entities of ours, Other Blackstone Accounts or entities in which the Other Blackstone Accounts have an interest will compete with us or a Portfolio Entity thereof for one or more investment opportunities. It is also possible that certain Portfolio Entities of the Other Blackstone Accounts or companies in which the Other Blackstone Accounts have an interest will engage in activities that may have adverse consequences on us and/or our Portfolio Entities (including, by way of example only, as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in our and/or our Portfolio Entities’ assets being used to satisfy the obligations or liabilities of one or more Other Blackstone Accounts, their Portfolio Entities and/or affiliates).
In addition, Portfolio Entities, Blackstone and affiliates of Blackstone may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within our investment strategy (such as reinsurance), which may compete with us for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in our favor).
In addition, Portfolio Entities with respect to which we may elect members of the board of directors may, as a result, subject us and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such Portfolio Entity. Although in most cases our and any such Portfolio Entity’s interests will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such Portfolio Entity and its stakeholders, on the one hand, and our interests, on the other hand. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
These conflicts related to Portfolio Entity relationships will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers.
We, Other Blackstone Accounts, Portfolio Entities of each of the foregoing and Blackstone can be expected to engage Portfolio Entities of ours and of Other Blackstone Accounts to provide some or all of the following services: (a) corporate administrative and support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (including valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end-of-term
services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental and/or sustainability due diligence support (e.g., review of asset condition reports, energy consumption), climate accounting services, ESG program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, ESG data collection and reporting services, capital planning services, operational coordination (i.e., coordination with JV partners, third-party service providers), risk management, reporting (such as tax, debt, portfolio or other similar topics), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services), business intelligence and data science services, fundraising support, legal/business/finance optimization and innovation (including legal invoice automation), and vendor selection; (b) borrowing management services (including, without limitation, monitoring, restructuring and work-out
of performing,
sub-performing
and
non-performing
loans, consolidation, cash management, financing management, administrative support, lender relationship management (e.g. coordinating with a lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender). And whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight); (c) operational services including personnel (i.e., general management of day-to-day
operations, including, without limitation, construction management and oversight (such as management of general contractors on capital and energy efficiency projects) and operational coordination (i.e., coordination with joint venture partners, operating partners and property managers), planning with respect to portfolio composition (including hold/sell analysis support),
ESG-related
planning (including data collection, review, support and execution) revenue management support and portfolio and property reporting); and (d) transaction support services (including, without limitation, acquisition support, customer due diligence and related on-boarding,
liquidation, reporting, relationship management with brokers, banks and other potential sources of investments, identifying potential investments including development sites and providing diligence and negotiation support to acquire the same, coordinating with investors , assembling relevant information, conducting financial and market analyses and modeling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions) and providing diligence and negotiation support to acquire the same, managing relationships with brokers and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements, providing in-house
legal, ESG and accounting services, assisting with due diligence, preparation of asset improvement feasibilities, site visits, transaction consulting and specification of technical analyses and review of (a) design and structural work, (b) certifications, (c) operations and maintenance manuals and (d) statutory documents). Similarly, Blackstone, Other Blackstone Accounts and their portfolio entities can be expected to engage Portfolio Entities of ours to provide some or all of these services.
Some of the services performed by Portfolio Entity service providers could also be performed by a General Partner or its affiliates from time to time and vice versa. Fees paid by us or our Portfolio Entities or value created by other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee payable by our Unitholders and are not otherwise shared with us, unless otherwise required by the Partnership Agreement and/or Investment Management Agreement. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or our/their Portfolio Entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Blackstone has multiple business lines, which may result in competition with a Portfolio Entity for high-performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a Portfolio Entity executive, or such executive may interview with Blackstone during the applicable contractual period with respect to his or her existing position and later be hired by Blackstone after such period. A Portfolio Entity may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone expects that certain Portfolio Entity service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and or other investment funds or accounts managed or controlled by Blackstone).
Portfolio Entities of ours and of Other Blackstone Accounts some of which can be expected to provide services (including fund administration and other services currently performed in-house
by the Sponsor) to us and our Portfolio Entities include, without limitation, the following, and may include additional Portfolio Entities that may be formed or acquired in the future:

•
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services and is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Optiv. Optiv Security, Inc. is a Portfolio Entity held by certain Other Blackstone Accounts that provides a full slate of information security services and solutions for us, our Portfolio Entities, Other Blackstone Accounts and their Portfolio Entities and Blackstone.

•
PSAV. PSAV, Inc. is a Portfolio Entity held by certain Other Blackstone Accounts that provides outsourced audiovisual services and event production. PSAV is expected to provide services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Refinitiv. On October 1, 2018, a consortium led by Blackstone announced that private equity funds managed by Blackstone had completed an acquisition of Thomson Reuters’ Financial & Risk business (“Refinitiv”). On January 29, 2021, Refinitiv was sold to the London Stock Exchange Group (“LSEG”), with Blackstone private equity funds receiving a minority stake in LSEG. Refinitiv operates a pricing service that provides valuation services. Refinitiv is expected to provide services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Kryalos. Kryalos is a Portfolio entity in which Other Blackstone Accounts have made a minority investment, which is an operating partner in certain real estate investments made by Other Blackstone Accounts. Kryalos is expected to provide services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Peridot and GSCF are Portfolio Entities of certain Other Blackstone Accounts that provide supply chain financing and accounts receivable services globally. Peridot and GSCF are expected to provide services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
RE Tech Advisors (“RE Tech”). Blackstone through one or more of its funds has made a majority investment in RE Tech, an energy audit / consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion. RE Tech is expected to perform services for us, our Portfolio Entities and Other Blackstone Accounts.

•
Legence (formerly known as Therma Holdings (“Legence”)). Legence is a Portfolio Entity of certain Other Blackstone Accounts that provides carbon reduction and energy management. Legence is expected to provide services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Revantage. Revantage Corporate Services, Revantage Asia and Revantage Europe (together, “Revantage”). Revantage is a portfolio company of certain Other Blackstone Accounts that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology and human resources and operational services and management services. Revantage is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and/or their Portfolio and Blackstone.

•
Ontra (formerly known as InCloudCounsel). Ontra is a portfolio entity of certain Other Blackstone Accounts that provides a contract automation and intelligence platform that utilizes artificial intelligence and a network of attorneys to support processing of routine contracts and tracking of obligations in complex agreements. Ontra performs services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Sphera. Sphera is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental, health and safety and ESG software services and data. Sphera is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
ASK Investment Management (“ASK”). ASK is a Portfolio Entity of certain Other Blackstone Accounts that provides investment management services. ASK may perform placement agent services for us and placement agent or other services for the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Hipgnosis. Hipgnosis Song Management Limited (“HSM”), formerly The Family (Music) Limited, is a Blackstone affiliate that is expected to provide asset management and advisory solutions for investments in the music space, including for investments by us, Other Blackstone Accounts, our/their Portfolio Entities, affiliates and related parties (whether now in existence or subsequently established) and third parties. The asset management services provided by HSM with respect to such investments can be expected to include, without limitation, evaluating, advising and conducting due diligence on possible investment opportunities in music assets, continually monitoring and reporting on music assets, identifying and evaluating opportunities for realizing value from music assets and making refinancing and/or divestment recommendations and other related services. In exchange for such services, HSM earns fees, including through incentive-based compensation payable to their management team. As a result of the foregoing and Blackstone’s ownership in part of HSM, the Sponsor may be incentivized to participate in and pursue more music-related transactions due to the prospect of HSM earning such fees. The fees, compensation and other amounts received by HSM in connection with such services provided to investments will not offset the Management Fee. As such, the Sponsor will have an incentive to engage HSM because the fees, costs and expenses of such services will be borne by us as partnership expenses (with no reduction or offset to Management Fees) and will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that HSM will provide services at or better than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue music-related transactions and engage HSM to perform such services.

•
CoreTrust. On September 30, 2022, an Other Blackstone Account and certain related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes Portfolio Entities owned, in whole or in part, by certain Blackstone managed funds. CoreTrust is expected to provide group purchasing services to us, our Portfolio Entities, Other Blackstone Accounts and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. CoreTrust has historically shared a portion of the revenue generated through purchases made by Blackstone Portfolio Entities and paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone may in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future.

In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain Portfolio Entities (the “Applicable Portfolio Entities”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of Portfolio Entities’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Entities and other Portfolio Entities that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Entity’s applicable benefit plan. CoreTrust also intends to enter into with each Applicable Portfolio Entity (and with other

Portfolio Entities that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such Portfolio Entities to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee will generally be determined either as a percentage of total company revenues or as a fixed fee (in each case subject to periodic review by CoreTrust and the Applicable Portfolio Entity) and may not be subject to benchmarking, and the access fee may be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.

•
Geosyntec
.
Geosyntec is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental engineering, design and consulting services. Geosyntec is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

We and/or Portfolio Entities may be engaged or expected to engage in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to ESG activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and measurement of
ESG-related
programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Portcos”). We may make use of BX Energy Portcos in order to support our aim of maximizing risk-adjusted returns on investments. In particular, BX Energy Portcos are expected to provide (a) energy advisory services, including energy procurement strategy and contract support; (b) energy brokering, procurement and power marketing, including purchases of energy on behalf of Portfolio Entities through a retail energy marketer or as a broker; (c) renewable or other low-carbon
energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (d) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (e) data and emissions inventories, including managing energy data and calculating emissions from energy purchases.
Blackstone and Other Blackstone Accounts could benefit from these transactions and activities through current income and creation of enterprise value in BX Energy Portcos’s businesses. Although Blackstone believes the services provided by BX Energy Portcos are equal to or better than those of third parties, Blackstone directly benefits from the engagement of BX Energy Portcos, and there is therefore an inherent conflict of interest. In addition, there can be no assurances that the engagement of BX Energy Services by us and/or Portfolio Entities will positively impact our or our Portfolio Entities’ financial or
ESG-related
performance.
There may be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded to or temporarily hired by our Portfolio Entities or, at times, our Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts’ Portfolio Entities by our Portfolio Entities (or our Investments) may result in a potential conflict of interest between our Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or our relevant Portfolio Entities, as applicable, and the fees paid by us or such Portfolio Entities to, other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee.
We and our Portfolio Entities will compensate one or more of these service providers and vendors owned by us or Other Blackstone Accounts, including through incentive-based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned by us or Other Blackstone Accounts will charge us and our Portfolio Entities for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Blackstone-Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the Portfolio Entity service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned or controlled by us or Other Blackstone Accounts pass-through expenses on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis (even if third party customers or clients are charged on a different basis), which break-even point may occur over a period of time such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent periods. In such cases, costs and expenses directly associated with work performed for our and our Portfolio Entities’ benefit to us/them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures (including, without limitation, rent and refurbishment costs and office space in Luxembourg) and equipment; insurance premiums; technology expenditures (including hardware and software costs and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; diligence expenses;
one-time
costs, including costs related to
building-out,
expanding and winding-down a Portfolio Entity; costs that are of a limited duration or non-recurring
(such as
start-up
or technology build-up costs, initial technology and systems implementation costs, employee on-boarding,
ongoing training and severance payments, and
IPO-readiness
and other infrastructure costs) taxes and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). The foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore we could pay more than its pro-rata
portion of fees for services. In addition, in certain circumstances, the Sponsor also relies on the management team of a Portfolio Entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a Portfolio Entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end
and as a result, such
year-end
true-up
is subject to fluctuation and increases such that for a given year, the year-end
cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates and/or accruals (or other periodic estimates and/or accruals where applicable) therefore we could bear more fees, costs and expenses at year-end
than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less or more costs and expenses. In addition, a Portfolio Entity that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa), with respect to one and not all of its customers or clients, including us and our Portfolio Entities, or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such Portfolio Entities for the same services, and Unitholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located outside the U.S., such service providers and vendors will charge us and our Portfolio Entities for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, we and our Portfolio Entities will compensate one or more of these service providers and vendors owned by us, or Other Blackstone Accounts through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or asset of ours, or of Other Blackstone Accounts will vary from the incentive-based compensation paid with respect to other Portfolio Entities and assets of ours and Other Blackstone Accounts and is expected to vary from those charged to third-party customers or clients of such service provider or vendor; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and Portfolio Entities relative to others, and the performance of certain assets and Portfolio Entities may provide incentives to retain management that also service other assets and Portfolio Entities. Blackstone is not expected to perform or obtain any benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit, revenue, purchase and sale price, capital spend or break even basis, or in respect of incentive-based compensation, and will not offset the Management Fee. There can be no assurances that amounts charged by Portfolio Entity service providers that are not controlled by us or Other Blackstone Accounts will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. In addition, while it is expected that we or Other Blackstone Accounts will engage in long-term or recurring contracts with Portfolio Entity services providers, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time. If benchmarking is performed, the related benchmarking expenses will be borne by us, Other Blackstone Accounts and our/their respective portfolio entities and will not offset the Management Fee.
In certain circumstances, we and Other Blackstone Accounts will enter into fee arrangements with Portfolio Entity service providers (including instances where the fee is a cost-plus fee, i.e., is structured as the cost of services plus a fixed percentage). Where Portfolio Entity service providers have entered into such fee arrangements, there may be situations where the Portfolio Entity service provider’s tax liabilities that are associated with the income received from us and/or Other Blackstone Accounts could be passed along to us such that we would ultimately be responsible for bearing such expenses. Accordingly, the Sponsor may have an incentive to structure its fee arrangements with Portfolio Entity service providers in such a manner where we or an Other Blackstone Account may bear all or a portion of such Portfolio Entity service providers tax liabilities. As further noted above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce Management Fees unless otherwise required by the Partnership Agreement and/or Investment Management Agreement.
A Portfolio Entity service provider will, in certain circumstances, subcontract certain of its responsibilities to other Portfolio Entities of ours and Other Blackstone Accounts. In such circumstances, the relevant subcontractor could invoice the Portfolio Entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The Portfolio Entity, if charging on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone can be expected to engage our Portfolio Entities to provide services, and these Portfolio Entities will generally charge for services in the same manner described above, but we and our Portfolio Entities generally will not be reimbursed for any costs (such as start-up
costs or technology
build-up
costs) relating to such Portfolio Entities incurred prior to such engagement.
Portfolio Entity service providers described in this section are generally owned and controlled by one or more Blackstone funds, such as us and Other Blackstone Accounts. In certain instances, a similar company could be owned and controlled by Blackstone directly. Blackstone could cause a transfer of ownership of one of these service providers (or the employees, leases, contracts or office assets of one service provider to another service provider) from us to an Other Blackstone Account, or from an Other Blackstone Account to us. The transfer of a Portfolio Entity service provider (or the employees, leases, contracts or office assets of such service provider) between us and/or Other Blackstone Accounts (where we may be, directly or indirectly, a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from the Board of Directors (subject to the terms of the Partnership Agreement). The Sponsor may, but is not required to, obtain a third-party valuation confirming the same, and if it does, the Sponsor may rely on such valuation. Portfolio Entities of ours, and Other Blackstone Accounts are not considered “affiliates” of Blackstone, the Sponsor or us under the Partnership Agreement and therefore may not be covered by the affiliate transaction restrictions included in the Partnership Agreement, such as the requirement to obtain consent from the Board of Directors in certain circumstances.

In the case of investments involving a “platform company,” we will from time to time enter into an arrangement with one or more individuals (who may have experience or capability in sourcing and/or managing investments) to undertake a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The counterpart individuals may be compensated with a salary and/or equity incentive plan. Such compensation may take the form of a management fee and/or profits allocation (whether paid directly to such individuals and/or to an affiliated entity controlled by such individuals), which may be calculated as a percentage of assets under management and/or a waterfall similar to a carried interest, respectively, and which will not be subject to the Management Fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former Consultants (such as senior advisors) to the Sponsor, their affiliates and/or management of portfolio entities, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. In such circumstances, we would initially invest capital to fund a portion of the overhead (including rent, benefits, salary or retainers for the counterpart individuals and/or their affiliated entity) and sourcing costs for such investments. Although the Sponsor is generally responsible under the Partnership Agreement for certain of its overhead expenses and its investment analysis associated with sourcing and managing investments, as well as compensation costs of its investment professionals, we (and indirectly our investors), and not solely the Sponsor, will bear some or all of the cost of such platform companies including costs related to overhead and the sourcing and analysis of investments, as well as compensation for the related counterparties, for any such platform companies.
In addition, in the event of a disposition of a Portfolio Entity (whether by way of transfer to us, an Other Blackstone Account, a portfolio entity of the foregoing or Blackstone (as described above) or by way of a sale to a third party), such Portfolio Entity may continue to provide some or all of the services described herein to us, Other Blackstone Accounts, portfolio entities of the foregoing or Blackstone, as applicable, even for a substantial period of time following such disposition.
By acquiring an interest in us, Unitholders will be deemed to have acknowledged the conflicts described herein related to Portfolio Entity service providers, to have acknowledged and consented to any actual or potential conflicts of interest with respect to any transfer of Portfolio Entity service providers among us and Other Blackstone Accounts and any arrangements or transactions related thereto, including any procedures or actions taken in connection with the resolution thereof, and our (and if applicable the Unitholders’) participation therein, consented to any other arrangements and transactions relating to Portfolio Entity service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.
Service Providers, Vendors and Other Counterparties Generally.
Certain third-party advisors, service providers, counterparties and vendors or their affiliates to us and our Portfolio Entities and Third-Party Fund Managers in which we invest (including accountants, administrators, paying agents, depositaries, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms), or their affiliates, are owned by Blackstone, us or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, and affiliates and personnel of the foregoing. Such advisors and service providers referred to above may be our Unitholders or investors in Other Blackstone Accounts, affiliates of the Sponsor, sources of financing and investment opportunities or co-investors
or commercial counterparties or entities in which Blackstone, we and/or Other Blackstone Accounts have an investment, and payments by us and/or such entities may indirectly benefit Blackstone, us, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities or any affiliates or personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us and our Portfolio Entities could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, or any affiliates, personnel or family members of personnel of the foregoing. Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us or a Portfolio Entity, the cost of which will generally be borne directly or indirectly by us, and can be expected to incentivize Blackstone to engage such service provider over a third-party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Blackstone will from time to time encourage third-party service providers to us and our Portfolio Entities to use other Blackstone-affiliated service providers and vendors in connection with our, our Portfolio Entities’ and unaffiliated entities’ business, and Blackstone has an incentive to use third-party service providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. Fees paid by us or our Portfolio Entities to or value created in these service providers and vendors do not offset or reduce Fund Fees payable by the Unitholders and are not otherwise shared with us. In the case of brokers, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
There will be no restrictions on the ability of Third-Party Fund Managers in which we invest or their Third-Party Pooled Investment Vehicles or portfolio companies to engage affiliates of Blackstone to provide services or enter into transactions since they are not “affiliates” of Blackstone. In such circumstances, any payments made by such Third-Party Fund Managers or their Third-Party Pooled Investment Vehicles or portfolio companies may be made to or otherwise benefit other parts of Blackstone and be borne indirectly by us (to the extent of our ownership of such Third-Party Fund Manager) and will not otherwise be shared with Unitholders or be applied to offset Fund Fees.
Blackstone has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us and our Portfolio Entities for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if we and our Portfolio Entities consummate a higher percentage of transactions with a particular law firm than Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities, the Unitholders could indirectly pay a higher net effective rate for the services of that law firm than Blackstone, us or Other Blackstone Accounts or our/their Portfolio Entities. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us and our Portfolio Entities are different from those used by Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their affiliates and personnel, we and our Portfolio Entities can be expected to pay different amounts or rates than those paid by such other persons. Similarly, we, Blackstone, the Other Blackstone Accounts and our/their Portfolio Entities and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including, without limitation, the volume of transactions entered into with such counterparty by us, our Portfolio Entities and Blackstone in the aggregate or other factors, which may include early adoption, timing and other similar reasons. See also “—Group Procurement; Discounts” and “—Multiple Blackstone Business Lines” herein.
We, Other Blackstone Accounts and our/their Portfolio Entities are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third party joint venture partner may negotiate to not pay its pro-rata
share of

fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and our/their Portfolio Entities that also use the services of the Portfolio Entity service provider will, directly or indirectly, pay the difference, or the Portfolio Entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a Portfolio Entity’s standard allocation methodology, which could result in us or our Portfolio Entities being allocated more fees, costs and expenses than they would otherwise be allocated solely pursuant to such standard allocation methodology.
Blackstone may, from time to time, encourage service providers to funds and investments to use, at market rates and/or on arm’s length terms, Blackstone-affiliated service providers in connection with our, our Portfolio Entities’ and unaffiliated entities’ business. This practice provides an indirect benefit to Blackstone in the form of added business for Blackstone-affiliated service providers.
Certain Portfolio Entities (including platform investments) that provide services to us, Other Blackstone Accounts and/or Portfolio Entities or assets of ours and/or of Other Blackstone Accounts may be transferred between and among us and/or Other Blackstone Accounts (where we may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same) and without the approval of the Board of Directors and/or the Unitholders. Such transfers could give rise to actual or potential conflicts of interest for the Sponsor.
With respect to transactions or agreements with Portfolio Entities (including, for the avoidance of doubt, long-term incentive plans), at times if unrelated officers of a Portfolio Entity have not yet been appointed, Blackstone may negotiate and execute agreements between Blackstone and/or us on the one hand, and the Portfolio Entity or its affiliates, on the other hand, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures Blackstone may use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.
Blackstone-Affiliated Service Providers.
In addition to the service providers (including Portfolio Entity service providers) and vendors described above, we and our Portfolio Entities will engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses may, in certain circumstances, also enter into transactions with other counterparties of ours and our Portfolio Entities, as well as our service providers, vendors and Unitholders. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors will offset or reduce Fund Fees. Furthermore, we, Blackstone, the Other Blackstone Accounts and our/their Portfolio Entities and our/their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal to or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.
Blackstone-affiliated service providers and vendors, include, without limitation:
BXCM.
BXCM is a Blackstone affiliate that Blackstone, we and our Portfolio Entities, Other Blackstone Accounts and their portfolio entities and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisor or other services.
BX Fund Services Luxembourg.
BX Fund Services Luxembourg is a Luxembourg-based company established in 2012 to centralize various resources supporting the maintenance and day-to-day
management and administration of certain holding companies controlled by certain of the Other Blackstone Accounts. BX Fund Services Luxembourg is entirely owned by certain Other Blackstone Accounts. In certain cases, the funds which use BX Fund Services Luxembourg’s services may contribute capital to fund the costs of BX Fund Services Luxembourg. Key service functions provided by BX Fund Services Luxembourg include domiciliation, accounting, regulatory and tax reporting and compliance. All costs associated with BX Fund Services Luxembourg’s services and operations (including any BX Fund Services Luxembourg employee compensation and other general overhead) will be ultimately borne by us, comparable funds and Other Blackstone Accounts that own or use BX Fund Services Luxembourg. These shared costs are intended to be allocated and charged on a cost sharing basis to the individual fund related entities utilizing the services of BX Fund Services Luxembourg based on the type and level of services provided and may include a mark-up,
though BX Fund Services Luxembourg is generally intended to operate on a nominal profit basis. The General Partners endeavor to allocate fees and expenses associated with BX Fund Services Luxembourg fairly and equitably, which allocation involves certain methodologies based on actual data pertaining to the services provided. The General Partners believe that these methodologies result in a fair and equitable allocation of expenses.
Aquicore.
Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate focused on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
Equity Healthcare.
Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the Portfolio Entities could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with such services provided to investments will not offset the Management Fee payable by the Unitholders.
LNLS.
Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (a) acts as a title agent in facilitating and issuing title insurance, (b) provides title support services for title insurance underwriters, (c) in certain circumstances, provides courtesy title settlement services and (d) acts as escrow agent in connection with investments by us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties, and third parties, including, from time to time, Blackstone’s borrowers. In exchange for such services LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, Blackstone will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.
TFML.
The Family (Music) Limited (“TFML”) is an affiliate of Blackstone Tactical Opportunities Group (“Tac Opps”) that is expected to provide asset management and advisory solutions for investments in the music space, including for investments by us, Other Blackstone Accounts, our/their Portfolio Entities, affiliates and related parties (whether now in existence or subsequently established) and third parties. The asset management services provided by TFML with respect to such investments can be expected to include, without limitation, evaluating, advising and conducting due diligence on possible investment opportunities in music assets, continually monitoring and reporting on music assets, identifying and evaluating opportunities for realizing value from music assets and making refinancing and/or divestment recommendations and other related services. In exchange for such services, TFML earns fees, including through incentive-based compensation payable to their management team. As a result of the foregoing and Tac Opps’ ownership in part of TFML, the Sponsor may be incentivized to participate in and pursue more music-related transactions due to the prospect of TFML earning such fees. The fees, compensation and other amounts received by TFML in connection with such services provided to investments will not offset the Management Fee payable by Unitholders. As such, the Sponsor will have an incentive to engage TFML because the fees, costs and expenses of such services will be borne by the Funds as partnership expenses (with no reduction or offset to Management Fees) and will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that TFML will provide services at or better than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue music-related transactions and engage TFML to perform such services.

In addition, Blackstone owns a minority equity interest in the common stock of Corebridge Financial, Inc. (“Corebridge”), formerly known as American International Group, Inc.’s Life and Retirement business, and in connection therewith continues to maintain a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. While Blackstone does not control Corebridge (and Corebridge is not an “affiliate” of Blackstone under the Partnership Agreement), the aforementioned investment in Corebridge and asset management arrangements may incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) us and/or our Portfolio Entities to engage Corebridge or its affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.
We could acquire from or sell to Blackstone a service provider as an investment of ours or participate alongside Blackstone in the acquisition of a service provider. Blackstone is expected to establish a valuation methodology in relation to any such sale or acquisition by us of a service provider. In addition, before entering into any transaction with respect to any such service provider, it is anticipated that Blackstone will obtain any consents that may be required or advisable, as determined in the Sponsor’s sole discretion (subject to the terms of the Partnership Agreement), under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of our Independent Directors.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments of ours, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
To the extent we or Other Blackstone Accounts engage in a long-term or recurring contract with a Blackstone-affiliated service provider, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time.
Blackstone will make determinations of certain market rates (i.e., rates that fall within a range that Blackstone has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms, and in certain circumstances, is expected to be in the top of the range), based on its consideration of a number of factors, which are generally expected to include Blackstone’s experience with non-affiliated
service providers as well as benchmarking data and other methodologies determined by Blackstone to be appropriate under the circumstances. To the extent Blackstone-affiliated service providers provide goods and/or services to third parties, the rates charged in such instances are assumed to be market rates for the purposes hereof. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by us (such as size and location), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Fund from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data generally will be borne by us, Other Blackstone Accounts and our/their respective Portfolio Entities and will not offset the Management Fee. For these reasons, such market comparisons may not result in precise market terms for comparable services. Finally, in certain circumstances Blackstone can be expected to determine that third party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated U.S. states) or because in Blackstone’s view no comparable service provider offering such good or service exists (or not enough comparable service providers exist to enable a reasonable comparison) or because Blackstone has access to adequate market data (including from third party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third party benchmarking. For example, in certain circumstances a Blackstone-affiliated service provider or a Portfolio Entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to us, Other Blackstone Accounts and our/their respective Portfolio Entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by the Sponsor from time to time and vice versa. Fees paid by us or our Portfolio Entities to Blackstone-affiliated service providers do not offset or reduce Fund Fees and are not otherwise shared by us. These conflicts related to Blackstone-affiliated service providers (including, for the avoidance of doubt, BX Energy Portcos) will not necessarily be resolved in our favor, and the Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
In addition, Blackstone’s Treasury group currently provides foreign currency exchange (“FX”) services to us and Other Blackstone Accounts for FX trades under a certain threshold. Based on its current practices (which are subject to change in the future), at our or an Other Blackstone Account’s request, the Blackstone Treasury group will exchange foreign currencies from Blackstone’s own account on behalf of us or such Other Blackstone Account based on the end of day mid-market
rate published by Bloomberg on the immediately preceding business day, and does not currently charge any fees for providing such service (apart from the same market-rate bank/wire fees we or such Other Blackstone Account would incur on any FX payment or receipt regardless of counterparty).
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone from time to time and vice versa. Fees paid by us or our Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors do not offset or reduce Fund Fees and are not otherwise shared with us. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or their portfolio entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain Portfolio Entity service providers, as described above, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and/or other investment funds or accounts managed or controlled by Blackstone).
Dealer Manager.
Our “Dealer Manager” is Blackstone Securities Partners L.P. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Units in the offering, our ability to raise proceeds through the offering and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect our ability to raise proceeds through the offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as ours, which they may elect to emphasize to their retail clients.

Third-Party Fund Manager Relationships Generally; Other Fees.
A Third-Party Fund Manager in which we invest and/or the Third-Party Pooled Investment Vehicles we manage are and will be counterparties in agreements, transactions and other arrangements with Other Blackstone Accounts, their affiliates or Portfolio Entities and/or with other fund managers, the pooled investment vehicles they manage and/or one or more portfolio companies thereof, for the provision of goods and services, purchase and sale of assets and other matters. For example, Third-Party Fund Managers may cause their affiliates, Third-Party Pooled Investment Vehicles or portfolio companies to sell investments or properties to Other Blackstone Accounts or affiliates, or vice versa. Such parties may also enter into arrangements for the provision of services. These agreements, transactions and other arrangements will involve payment of fees and other amounts and/or other benefits to or from Blackstone, a Blackstone affiliate and/or a Third-Party Fund Manager, a portfolio company of a Third-Party Fund Manager or an affiliate thereof, none of which will result in any offset to Fund Fees, notwithstanding that some of the services provided by a Third-Party Fund Manager or portfolio companies of a Third-Party Fund Manager are similar in nature to the services provided by the Sponsor. Blackstone and its affiliates may also receive fees from Third-Party Fund Managers, their portfolio companies, affiliates thereof and/or third parties, including for the provision of services with respect thereto (including fees which are paid or borne by third parties), and such fees will also not result in any offset to Fund Fees. Without regard to the nature of the fees, there will be no offset to Fund Fees with respect to any fees paid to the Sponsor after we have exited the Investment. For example, a Third-Party Fund Manager may retain or continue to retain the Blackstone Capital Markets Group (including with respect to fees for services described herein) or continue to work with Blackstone in connection with group purchasing arrangements when and after we have exited its Investment therein. Conflicts of interest may arise when a Third-Party Fund Manager enters into arrangements with Blackstone on or about the time we exit an Investment.
Trademark License for Blackstone Name.
We intend to enter into a trademark license agreement (a “Trademark License Agreement”), with Blackstone TM L.L.C. (the “Licensor”), an affiliate of Blackstone, pursuant to which it has granted us a fully paid-up,
royalty-free,
non-exclusive,
non-transferable
license to use the name “Blackstone Private Equity Strategies Fund.” Under this agreement, we have a right to use this name for so long as the Investment Manager (or another affiliate of the Licensor) serves as our advisor (or another advisory entity) and the Investment Manager remains an affiliate of the Licensor under the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice; provided that upon notification of such termination by us, the Licensor may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates, such as Blackstone, will retain the right to continue using the “Blackstone” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Blackstone” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Blackstone or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
Restrictive Covenants; Restrictions on our Activities.
We, Blackstone, Other Blackstone Accounts, joint venture partners and/or our/their respective portfolio entities and affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Blackstone, us, Other Blackstone Accounts, joint venture partners and/or our/their respective portfolio entities and affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, an Other Blackstone Account could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets. We, Blackstone, an Other Blackstone Account, a joint venture partner and/or our/their respective portfolio entities and affiliates could have entered into a non-compete
or other undertaking in

connection with a purchase, sale or other transaction, including, without limitation, that we, Blackstone, Other Blackstone Accounts, joint venture partners and/or our/their respective portfolio entities and affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. (See also “—Multiple Blackstone Business Lines” herein.)
Transactions with Clients of Blackstone Insurance.
Blackstone Insurance is the business segment of the credit and insurance asset management business unit of Blackstone (“BXCI”) that provides investment advisory services to insurers, including insurance companies that are owned, directly or indirectly, by Blackstone, us, or Other Blackstone Accounts, in whole or in part, among others, such as, Everlake Life Insurance Company and certain of its affiliates (“Everlake”), Corebridge (as defined above) and certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which Blackstone Insurance provides services have been, are, or may be in the future, owned, directly or indirectly, by Blackstone, us or Other Blackstone Accounts, in whole or in part. Blackstone insurance currently provides and is expected to provide in the future asset management or other similar services to Portfolio Entities, including new entities formed by us, and the fees attributable to such services will not offset or reduce fund expenses or otherwise be shared with us, our Portfolio Entities or our Unitholders. As a result of the foregoing, the Sponsor will, from time to time, receive compensation based on such fees and may be incentivized to participate in and pursue more insurance-related transactions due to the prospect of earning such fees. Such arrangements may give rise to additional conflicts of interest in relation to us and there can be no assurance they will be resolved favorably for us.
As of the date hereof, (a) an Other Blackstone Account fully owns the parent company of Everlake, with Blackstone owning an indirect minority equity interest in the parent company of Everlake through the Other Blackstone Account, (b) Blackstone owns a minority equity interest in the common stock of Corebridge and (c) an Other Blackstone Account fully owns the parent company of Resolution Life, with Blackstone owning an indirect minority equity interest in the parent company of Resolution Life through the Other Blackstone Account. The foregoing and other Blackstone insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that may otherwise be appropriate for us). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Blackstone Account owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Blackstone Accounts. Blackstone currently provides and in the future Blackstone will likely enter into additional similar arrangements with other Portfolio Entities of ours, Other Blackstone Accounts or other insurance companies. Such arrangements may reduce the allocations of investments to us, and Blackstone may be incentivized to allocate investments away from us to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to our terms.
Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts Blackstone Insurance advises or sub-advises,
including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “Blackstone Insurance Clients”). Blackstone Insurance Clients will engage in a variety of activities, including participating in transactions related to us and/or our Portfolio Entities (e.g., as originators, co-originators,
counterparties or otherwise). Moreover, under certain circumstances (e.g., where a Blackstone Insurance Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a Blackstone Insurance Client (or any Other Blackstone Accounts participating via a similar arrangement) will not be an “affiliate” of us for any purpose nor subject to consent of the Board of Directors. Blackstone Insurance Clients have invested and are expected to continue investing in Other Blackstone Accounts and/or us. For greater certainty, any references herein or in our organizational documents to Blackstone Credit or Blackstone Credit Funds do not

include Blackstone Insurance or Blackstone Insurance Clients. Certain Blackstone Insurance Clients may have investment objectives that overlap with those of ours or our Portfolio Entities, and such Blackstone Insurance Clients may invest alongside us or our Portfolio Entities in certain investments, which will reduce the investment opportunities otherwise available to us or our Portfolio Entities. Other transactions in which Blackstone Insurance Clients will participate include, without limitation, investments in debt or other securities issued by Other Blackstone Accounts or Portfolio Entities or other forms of financing to Other Blackstone Accounts or Portfolio Entities (including special purpose vehicles established by us, Other Blackstone Accounts or our Portfolio Entities). When investing alongside us or our Portfolio Entities or in other transactions related to us or our Portfolio Entities, Blackstone Insurance Clients may not invest or divest at the same time or on the same terms as us or our applicable Portfolio Entities. Blackstone Insurance Clients will also from time to time acquire investments and Portfolio Entities directly or indirectly from us, including one or more cash flow assets (e.g., royalty streams), which may be securitized along with other cash flow assets. Transactions between us and Blackstone Insurance Clients will generally not require any approval of the Board of Directors or the Unitholders, and in circumstances where the Sponsor determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone or the Sponsor implements, the Sponsor is not required and does not intend to seek approval of the Board of Directors or the Unitholders. Additionally, we and our Portfolio Entities currently engage, and expect to continue engaging in the future, certain Blackstone Insurance Clients, including but not limited to Everlake, Corebridge and Resolution Life, to provide certain operational, administrative, ceding, fronting, and other insurance-related services for a fee or commission. Such fees or commissions are expected to benefit the Blackstone Insurance Clients, Blackstone, and Other Blackstone Accounts and the fees and commissions attributable to such services will not offset or reduce fund expenses or otherwise be shared with us, our Portfolio Entities or our Unitholders. In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving Blackstone Insurance Clients), Blackstone may, in its discretion, involve independent members of the board of a Portfolio Entity or a third party stakeholder in the transaction to negotiate price and terms on behalf of the Blackstone Insurance Clients or otherwise cause the Blackstone Insurance Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Sponsor may limit the percentage interest of the Blackstone Insurance Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. Blackstone Insurance may, but is not required to, from time to time require the applicable Blackstone Insurance Clients participating in a transaction to consent thereto (including in circumstances where the Sponsor does not seek the consent of the Board of Directors or the Unitholders). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.
Transactions with Portfolio Entities.
Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts operate in multiple industries and provide products and services to or otherwise contract with us and our Portfolio Entities, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts and their respective Portfolio Entities and personnel and related parties of the foregoing can be expected to make referrals or introductions to us and our or Other Blackstone Accounts’ Portfolio Entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, or participation in revenue share, accruing to the party making the introduction. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts which may result in a termination fee or similar payments being due and payable from one such entity to another. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a Portfolio Entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to any related “know-your-client” requirements), risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services to such Portfolio Entities that are referred to the joint venture or business by Blackstone. Such referrals may be made by Blackstone in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by us or Other Blackstone Accounts) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, or participation in revenue share and/or milestones benefitting the referring or introducing party that are tied or related to participation by our and/or Other Blackstone Accounts’ Portfolio Entities, accruing to the party making the introduction. Such joint venture or business could use data obtained from such Portfolio Entities. See “—Data” and “—Data Management Services” herein. We and the Unitholders typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their Portfolio Entities as a result of the introduction of us and our Portfolio Entities. There may, however, be instances in which the applicable arrangements provide that we or our Portfolio Entities share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of Blackstone. Conversely, where we or one of our Portfolio Entities is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating Other Blackstone Accounts or their respective Portfolio Entities.
With respect to transactions or agreements with Portfolio Entities (including, for the avoidance of doubt, long-term incentive plans) occurring at times when unrelated officers of a Portfolio Entity are not appointed, Blackstone can be expected to negotiate and execute agreements on behalf of the Portfolio Entity with Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities and affiliates and other related parties. These negotiations would not be arm’s length and would entail conflicts of interest. Among the measures Blackstone can be expected to use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms or establish separate groups with information barriers within Blackstone to advise on each side of the negotiation.
These conflicts related to Portfolio Entity transactions will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Related Party Leasing.
We and our Portfolio Entities will, in certain circumstances, lease property to or from Blackstone, Other Blackstone Accounts and their Portfolio Entities and affiliates and other related parties. The leases are generally expected to, but may not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but may not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that we and our Portfolio Entities will lease to or from any such related parties on terms as favorable to us and our Portfolio Entities as would apply if the counterparties were unrelated.
Asset Pooling.
We may pool certain or all Investments with one or more Other Blackstone Accounts (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the Sponsor or any of its affiliates (or Other Blackstone Accounts) and securities or other interests in the Asset Pool will be owned by us and Other Blackstone Accounts. Subject to the terms of the Partnership Agreement, the consummation of any such transaction may not require the consent of the Board of Directors and may involve the exercise of the Sponsor’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the Sponsor will have broad discretion to determine whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, to determine our and the Other Blackstone Accounts’ proportionate interest in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require the Sponsor and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool, and to determine how interests in or proceeds from the Asset Pool are attributed to Unitholders or us, each of which may have a material impact on Unitholders’ returns in respect of such investments or us more generally. In making these determinations the Sponsor and its affiliates may, but are not required to, engage or seek the advice of any third party independent expert, however even if such advice were sought, valuing such assets and interests and, therefore, the value of our interest in, or proceeds received from, any Asset Pool, will be subjective. We will generally be exposed to the performance of all assets in an Asset Pool and those investments contributed to the Asset Pool by the Other Blackstone Accounts may not perform as well as those investments contributed by us. Accordingly, our returns in respect of investments contributed by us may be lower than if the investments had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, us or the Unitholders for any purposes (including, for example, that such proceeds will not be subject to the investment limitations applicable to our Investments, will not be subject to the Performance Participation Allocation, the hurdle amount or the high water mark and will not be subject to any requirements described herein and/or in our organizational documents with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to us or the Unitholders.
Cross-Guarantees and Cross-Collateralization.
In certain circumstances, we and our Portfolio Entities can be expected to enter into cross-collateralization or any cross-guarantee or similar arrangements (including with respect to Asset Pools) with Other Blackstone Accounts (including co-investment
vehicles) and our/their Portfolio Entities, particularly in circumstances in which better financing terms are available through such arrangements, and often in circumstances where the assets of each Portfolio Entity are similar in nature. It is often better (or commercially required) for a counterparty to view the various entities as one single “Blackstone” party and therefore appropriate for these obligations to be addressed among Other Blackstone Accounts by way of a back-to-back
or reimbursement type agreement. Also, it is expected that cross-collateralization will generally occur at Portfolio Entities rather than us for obligations that are non-recourse
to us except in limited circumstances such as “bad boy” events. While cross-collateralization of Investments may enable us to obtain more favorable terms in respect of certain indebtedness across certain Investments (for example, such as where Investments of different but overlapping classes are located in the same region) on a modest scale, any cross-collateralization arrangements with Other Blackstone Accounts could result in us losing our interests in otherwise performing Investments or other assets due to poorly performing or non-performing
investments of Other Blackstone Accounts in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and for the avoidance of doubt, our obligations under such cross-collateralization arrangements are expected to apply to investments in which we have not participated). We can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of Other Blackstone Accounts when such other entities are not in turn exposed to risks associated with our borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of ours and of Other Blackstone Accounts. Through cross-collateralization, cross-guarantees or similar arrangements, we may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and/or other obligations of ours. (See also “—Liability Arising From Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts” herein).

Similarly, a lender could require that it face only one Portfolio Entity of ours and of Other Blackstone Accounts, even though multiple Portfolio Entities of ours and of Other Blackstone Accounts benefit from the lending, which will typically result in (a) the Portfolio Entity facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other Portfolio Entities, and (b) Portfolio Entities of ours and of Other Blackstone Accounts being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for re-financings
may be smaller)). The Portfolio Entities of ours and of Other Blackstone Accounts benefiting from a financing can be expected to enter into a back-to-back
or other similar reimbursement agreements whereby each agrees that no Portfolio Entity shall bear more than its pro-rata
portion of the debt and related obligations. It is not expected that the Portfolio Entities would be compensated (or provide compensation to other Portfolio Entities) for being primarily liable, or jointly liable, for other Portfolio Entities’
pro-rata
share of any financing.
Group Procurement; Discounts.
We and our Portfolio Entities will enter into agreements regarding group procurement (including, but not limited to, CoreTrust, a group purchasing organization described more fully above), benefits management, purchase of title and/or other insurance policies (which can be expected to include brokerage and/or placement thereof), and will from time to time be discounted due to scale or pooled across Portfolio Entities, including through sharing of deductibles and other forms of shared risk retention from a third party or a Blackstone affiliate, and other operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other Blackstone Accounts and our/their Portfolio Entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone, its affiliates, their personnel, or other funds and Other Blackstone Accounts and their Portfolio Entities, including as a result of transactions entered into by us and our Portfolio Entities, and such commissions or payment will not be subject to Fund Fee offset provisions. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a Portfolio Entity of an Other Blackstone Account is providing such a service, such Portfolio Entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular Portfolio Entity providing the service will, in certain circumstances, be greater than those received by us and our Portfolio Entities receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and Unitholders rely on the Sponsor to handle them in its sole discretion.
Joint Venture Partners.
We have and will from time to time enter into one or more joint venture arrangements with third-party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Sponsor in its sole discretion. The joint venture partners could provide services similar to those provided by the Sponsor to us. Yet, no compensation or fees paid to the joint venture partners would reduce or offset Fund Fees. Additional conflicts would arise if a joint venture partner is related to Blackstone in any way, such as an investor in, lender to, a shareholder of, or a service provider to Blackstone, us, Other Blackstone Accounts, or our/their respective Portfolio Entities, or any affiliate, personnel, officer or agent of any of the foregoing.
Valuation Matters.
The fair value of all Investments will ultimately be determined by the Sponsor in accordance with our organizational documents and the Valuation Policy. It will, in certain circumstances, be the case that the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation may not reflect the price at which the Investment is ultimately sold in the market, and the difference between the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation and the ultimate sale price could be material. The valuation methodologies used to value any Investment will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Investments. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Sponsor’s control. There will be no retroactive adjustment in the valuation of any Investment, the offering price at which Units were purchased or sold by Unitholders or repurchased by us, as applicable, or Fund Fees to the extent any valuation proves to not accurately reflect the realizable value of an asset of ours. The valuation of Investments will affect the amount and timing of the Performance Participation Allocation and the amount of the Management Fee and payable to the Investment Manager. The valuation of investments of Other Blackstone Accounts will, in certain circumstances, affect the decision of potential Unitholders to subscribe for Units. Similarly, the valuation of our Investments will, in certain circumstances, affect the ability of Blackstone to form and attract capital to Other Blackstone Accounts. As a result, there may be circumstances in which the Sponsor is incentivized to defer realization of Investments, make more speculative Investments, seek to deploy capital in Investments at an accelerated pace, hold Investments longer and/or the Sponsor is incentivized to determine valuations that are higher than the actual fair value of Investments, which generally remains in the sole discretion of Blackstone. In particular, given that the amount of Fund Fees will be dependent on the valuation of non-marketable
securities, which will be determined by the Sponsor, the Sponsor could be incentivized to value the securities higher than if Fund Fees were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).
Diverse Unitholder Group.
Unitholders have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by Blackstone that participate in the same Investments as us, and Unitholder personnel may have incentives or conflicts with respect to their investments in us or Other Blackstone Accounts, including matters Blackstone is not aware of, such as interests in Blackstone Inc. The conflicting interests of Unitholders and investors in other investment vehicles would generally relate to or arise from, among other things, the nature, structuring, financing, tax profile and timing of disposition of Investments. The Sponsor will, in certain circumstances, as a result have conflicts in making these decisions, which can be expected to be more beneficial for one or more (but not all) Unitholders than for other Unitholders. In addition, we can be expected to make Investments that will, in certain circumstances, have a negative impact on related investments made by the Unitholders in separate transactions. In selecting and structuring Investments appropriate for us, the Sponsor will consider the investment and our and our Unitholders’ tax objectives as a whole (and those of investors in Other Blackstone Accounts that participate in the same Investments as us), and not the investment, tax or other objectives of any Unitholder individually. Further, certain Unitholders can be expected to also be investors in Other Blackstone Accounts, including supplemental capital vehicles and co-investment
vehicles that may invest alongside us in one or more Investments, which could create conflicts for the Sponsor in the treatment of different Unitholders.
Unitholders can be expected to also include affiliates of Blackstone, such as Other Blackstone Accounts (via a primary investment or secondary acquisition), affiliates of Portfolio Entities of ours or of Other Blackstone Accounts, charities, foundations or other entities or programs associated with Blackstone, personnel, founders, entrepreneurs, executives and/or current or former Blackstone personnel, Blackstone’s senior advisors, and any such affiliates, funds or persons can be expected to also invest in us or through the vehicles established in connection with Blackstone’s side-by-side
co-investment
rights, in each case, without being subject to management fees or carried interest or other performance-based compensation (or otherwise on more favorable terms, including not bearing in-house
administrative, accounting, legal and/or technology-related expenses that are allocable to us), and the Unitholders will not be afforded the benefits of such arrangements. Some of the foregoing Blackstone-related parties are sponsors of feeder vehicles that could invest in us as Unitholders. The Blackstone-related sponsors of feeder vehicles generally charge their investors additional fees, including performance-based fees, which could provide Blackstone current income and increase the value of its ownership position in them. Blackstone will therefore have incentives to refer potential investors to these feeder vehicles. All of these Blackstone-related Unitholders will have equivalent rights to vote and withhold consents as non-related
Unitholders. Nonetheless, Blackstone may have the ability to influence, directly or indirectly, these Blackstone-related Unitholders. It is also possible that we or our Portfolio Entities will, in certain circumstances, be counterparties (such counterparties dealt with on an arm’s length basis) or participants in agreements, transactions or other arrangements with a Unitholder or its affiliates (which may occur in connection with such Unitholder or its affiliates making a subscription or capital commitment, as applicable, to us or Other Blackstone Accounts), including with respect to one or more Investments (or types of Investments). Such transactions may include agreements to pay performance fees to a management team and other related persons in connection with our investment therein, which will reduce our returns. Such Unitholders described in the previous sentences can be expected to therefore have different information about Blackstone and us than Unitholders not similarly positioned. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such Unitholders, and the Sponsor and its affiliates may be motivated to enter into agreements, transactions or arrangements with Unitholders or their affiliates in order to secure subscriptions or capital commitments, as applicable, from investors to us or Other Blackstone Accounts and may otherwise be motivated by factors other than our interests. See also “—Other Blackstone Business Activities” herein. Similarly, not all Unitholders monitor their investments in vehicles such as us in the same manner. For example, certain Unitholders can be expected to periodically request from the Sponsor information regarding us and our Portfolio Entities and Investments that is not otherwise included in the reporting and other information delivered to all Unitholders—for instance, pre-quarterly
reporting valuation. In such circumstances, the Sponsor may provide such information to such Unitholder and not to other Unitholders. As a result, certain Unitholders can be expected to receive more information from the Sponsor about us and our Portfolio Entities or can be expected to receive information about us and our Portfolio Entities at an earlier time than other Unitholders, and the Sponsor will have no duty to ensure all Unitholders receive the same information regarding us and our Portfolio Entities. Therefore, certain Unitholders can be expected to be able to take actions on the basis of such information which, in the absence of such information, other Unitholders do not take. Furthermore, at certain times Blackstone will, in certain circumstances, be restricted from disclosing to the Unitholders material non-public
information regarding Investments, particularly those Investments in which an Other Blackstone Account or Portfolio Entity that is publicly registered co-invests
with us. In addition, investment banks or other financial institutions, as well as Blackstone personnel, can be expected to also be Unitholders. These institutions and personnel are a potential source of information and ideas that could benefit us, and can be expected to receive information about us and our Portfolio Entities in their capacity as a service provider or vendor to us and our Portfolio Entities.
In addition, it is also expected that Blackstone will from time to time confirm factual matters to incoming Unitholders, make statements of intent or expectation to such incoming Unitholders or acknowledge statements by such incoming Unitholders that relate to us and/or Blackstone’s activities pertaining thereto in one or more respects. In addition, Blackstone may from time to time agree to certain matters relating to knowledge transfer and/or secondments with one or more Unitholders as part of an overall firm relationship. Any such statements, confirmations, agreements or acknowledgements, including those made in response to a Unitholder’s due diligence requests, will not involve the granting of any legal right or benefit, and the Unitholders generally will as a result not typically receive notice of any such confirmation, statements or acknowledgements or copies of the documentation (if any) in which they are contained. There can be no assurance that any such arrangements will not have an adverse effect on us or that such arrangements will not influence Blackstone’s activities or our operations.
Affiliated Unitholders.
Certain Unitholders, including current and/or former senior advisors, officers, directors, personnel and/or other key advisors/relationships (including operating partners, executives, founders and entrepreneurs and personnel of Blackstone, Portfolio Entities of ours and of Other Blackstone Accounts, personnel of PJT and charitable programs, endowment funds and related entities established by or associated with any of the foregoing (including any trusts, family members, family investment vehicles, estate planning vehicles, descendant trusts and other related persons or entities), and other persons related to Blackstone), may receive preferential terms in connection with their investment in or alongside us. For the avoidance of doubt, in the case of an affiliated Unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. Specific examples of such preferential terms received by certain affiliated

Unitholders may include, among others, waiver of the Management Fee and/or the Performance Participation Allocation. For the avoidance of doubt, in the case of an affiliated Unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. In addition, by virtue of their affiliation with the Sponsor, affiliated Unitholders will have more information about us and Investments than other Unitholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other Unitholders. As a result, such affiliated Unitholders will be able to take actions on the basis of such information which, in the absence of such information, other Unitholders do not take. Finally, to the extent affiliated Unitholders submit repurchase requests in respect of their Units, conflicts of interest will arise and the Sponsor’s affiliation with such Unitholders could influence the Sponsor’s determination to exercise its discretion whether to satisfy, reject or limit any such requested repurchase. Additionally, in the case of a Unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such Other Blackstone Account (including, but not limited to, liquidity rights) as compared to the other Unitholders. See also “—Lack of Liquidity” herein. While we and/or such affiliated Unitholders will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of us or other Unitholders.
Unitholders’ Outside Activities.
A Unitholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to us, including business interests and activities in direct competition with us and our Portfolio Entities, and may engage in transactions with, and provide services to, us or our Portfolio Entities (which will, in certain circumstances, include providing leverage or other financing to us or our Portfolio Entities as determined by the Sponsor in its sole discretion). None of us, any Unitholder or any other person shall have any rights by virtue of the Partnership Agreement or any related agreements in any business ventures of any Unitholder. The Unitholder, and in certain cases the Sponsor, will have conflicting loyalties in these situations.
Insurance.
We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, Portfolio Entities, the Sponsor, Blackstone and our/their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties (and in certain circumstances, such person’s agents and representatives), against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by Blackstone that cover one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone (including their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties). The Sponsor will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone on a fair and reasonable basis, in its sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable.
Similarly, we and our Portfolio Entities may enter into arrangements with Other Blackstone Accounts and our/their respective Portfolio Entities whereby insurance is procured as a group where the insurance provider may charge lower premiums to the group than it would on an individual basis. In such event, the obligation to pay the premiums on such group policies may be allocated in accordance with the relative values of the respective entities that are insured by such policies (or other factors that Blackstone may reasonably determine). Additionally, we and Other Blackstone Accounts (and our/their respective Portfolio Entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Blackstone may reasonably determine). (See also “—Conflicts of Interest in Service Providers, including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein.)

In respect of such insurance arrangements, Blackstone can be expected to make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in us and our Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
ESG Framework Risk.
The Sponsor has established an environmental, social, and governance (“ESG”) framework that it intends to apply as applicable across our investment portfolio. Depending on the Investment, the impact of developments connected with ESG factors including greenhouse gas (“GHG”) emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency could have a material effect on the return and risk profile of the Investment. The Sponsor will endeavor to consider the material ESG factors in the ESG framework in connection with our investment activities however such framework is not part of our investment objective or intended to limit available investments. Any reference herein to environmental or social considerations is not intended to qualify the Sponsor’s duty to maximize risk-adjusted returns on Investments. However, the act of selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Sponsor or a third-party ESG specialist will reflect the beliefs, values, internal policies or preferred practices of any particular Unitholder or align with the beliefs or values or preferred practices of other asset managers or with market trends. Considering ESG factors when evaluating an Investment may, to the extent material economic risks associated with an investment are identified, cause the Sponsor not to make an Investment that it would have made or to make a management decision with respect to a Portfolio Entity differently than it would have made in the absence of such consideration. Additionally, ESG factors are only some of the many factors that the Sponsor may consider in making an Investment. Although the Sponsor considers application of the ESG framework to be an opportunity to enhance or protect the performance of investments over the long-term, the Sponsor cannot guarantee that its ESG framework, which depends in part on qualitative judgments, will positively impact the financial, climate, or ESG performance of any individual Portfolio Entity or us as a whole. Similarly, to the extent the Sponsor or a third-party ESG specialist engages with Portfolio Entities on ESG related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the financial or ESG related performance of the Investment. Successful engagement efforts on our part will depend on our ability to properly identify and analyze material ESG, impact metrics and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, country, asset class and investment style. In evaluating a prospective Portfolio Entity, the Sponsor often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Sponsor to incorrectly identify, prioritize, assess or analyze the entity’s ESG practices and/or related risks and opportunities. To the extent that the Sponsor provides material ESG reports to investors, such reports will be based on the Sponsor’s or applicable Portfolio Entity management team’s sole and subjective determination of whether a material ESG issue has occurred in respect of an Investment.
In addition, the Sponsor in certain circumstances could determine in its discretion, to revisit the implementation of certain of its ESG initiatives (including due to on cost, timing or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Sponsor to adhere to all elements of our investment strategy, including with respect to ESG risk and opportunity management and impact, whether with respect to one or more individual Investments or to our portfolio generally. Except as may be required under SFDR,
ESG-related
statements, initiatives and goals as described herein with respect to our investment strategy, Investments and Portfolio Entities are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved.

Further, ESG integration and responsible investing practices as a whole are evolving rapidly and there are different frameworks and methodologies being implemented by other asset managers. For example, the Sponsor’s ESG framework does not represent a universally recognized standard for assessing ESG considerations. The Sponsor is currently a signatory to the United Nations’ Principles for Responsible Investment, a supporter of the Task Force on Climate-Related Financial Disclosures and the Task Force on Nature-related Financial Disclosures, and a member of Ceres Investor Network and the Sustainable Markets Initiative. These initiatives may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. There is no guarantee that the Sponsor will remain a signatory, supporter or member of these initiatives or other similar industry frameworks.
Finally, there is also growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. The Sponsor’s ESG framework and us generally are subject to evolving regulations and could become subject to additional regulation in the future. The Sponsor cannot guarantee that its current approach will meet future regulatory requirements.
Progress Toward ESG Goals.
The Sponsor has established, and will in the future establish, certain ESG goals. These goals are intended to maximize risk-adjusted returns. However, the pursuit of these goals will involve the dedication of time and resources that may otherwise be allocated to other investment management activities and there is a risk that the pursuit of these goals could in fact be detrimental to risk-adjusted returns. The ESG performance of any individual investment cannot be guaranteed.
Climate Change Risk.
Global climate change is widely considered to be a significant threat to the global economy. Our Investments may face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of GHG emissions may expose certain assets to so-called
“transition risks” in addition to physical risks, such as: (a) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations); (b) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (c) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing customer or community perceptions of an asset’s relative contribution to GHG emissions). The General Partner cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or us. In addition, Blackstone’s ESG Policy is expected to change over time. Blackstone could determine, in its discretion, to revisit the implementation of certain of its ESG initiatives (including due to cost, timing or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for Blackstone to adhere to all elements of our investment strategy, including with respect to ESG risk and opportunity management and impact, whether with respect to one or more individual investments or to our portfolio generally.
There is also growing regulatory and investor interest, particularly in the U.S., UK and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. Blackstone’s ESG

Policy and us are subject to evolving regulations and could become subject to additional regulation in the future. We cannot guarantee that our current approach (including our ESG Policy) or our investments will meet future regulatory requirements, reporting frameworks or best practices. There is also risk of mismatch between US, EU and UK initiatives.
Additionally, Blackstone has established certain enterprise-level and business group-specific ESG goals. Although the aim of these goals is to create strong returns for investors, the pursuit of these goals (which will include data collection, analysis and reporting) will involve the dedication of time and resources that may otherwise be allocated to other investment management activities and there is consequently a risk that the pursuit of these goals could adversely affect our performance.
Other Conflicts.
In addition, other present and future activities of Blackstone (including the Sponsor and the Dealer Manager), us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties will from time to time give rise to additional conflicts of interest relating to us and our investment activities. The Sponsor (in accordance with the terms of the Partnership Agreement) generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of our interests and there may be situations where we, as a passive investor investing alongside or in an Other Blackstone Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the Partnership Agreement, the Board of Directors is responsible for overseeing our periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) our Repurchase Program, and any material modification to (a) the Valuation Policy, (b) the Repurchase Program and (c) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by our independent valuation advisor. The Board of Directors will also be authorized to give consent on our behalf with respect to certain matters, including those which may be required or advisable, as determined in the Sponsor’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of our Independent Directors. If the Board of Directors consents to a particular matter and the Sponsor acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board of Directors, or otherwise as provided in the Partnership Agreement, then the Sponsor and its affiliates will not have any liability to us or the Unitholders for such actions taken in good faith by them. In addition, we may be “dragged along” in engaging in activities that involve conflicts of interest without the Sponsor’s approval.
Additional Potential Conflicts of Interest.
The officers, directors, members, managers and personnel of the Sponsor can be expected to trade in securities, including the securities of our and/or Other Blackstone Accounts’ Portfolio Entities, and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies or as otherwise determined from time to time by the Sponsor. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (a) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (b) entities that have interests which are adverse to those of ours or pursue similar investment opportunities as us. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Sponsor can be expected to take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that may conflict with their duties to us. Finally, although Blackstone believes its positive reputation in the marketplace provides benefit to us and Other Blackstone Accounts, the Sponsor could decline to undertake investment activity or transact with a counterparty on behalf of us for reputational reasons, and this decision could result in us foregoing a profit or suffering a loss.

Other Considerations
Fund Expenses.
We will pay and bear all expenses related to our operations as fund expenses (collectively, “Fund Expenses”). The amount of these Fund Expenses will be substantial and will reduce the amount of capital available to be deployed by us in Investments and the actual returns realized by Unitholders on their investment in us. Fund Expenses include recurring and regular items, as well as extraordinary expenses which may be hard to budget or forecast. As a result, the amount of Fund Expenses ultimately borne by us at any one-time
may exceed expectations.
As described herein and in our organizational documents, Fund Expenses encompass a broad range of expenses and include all expenses of operating us and our Portfolio Entities and other related entities, including any entities used directly or indirectly to acquire, hold, or dispose of Investments or otherwise facilitate our investment activities.
Fund Expenses borne by us and Unitholders also include, among other things, fees, costs and expenses for and/or relating to attorneys (including compensation and benefits costs specifically charged, allocated or attributed by the Sponsor or its affiliates to us or our Portfolio Entities with respect to in-house
attorneys to provide transactional legal advice, tax planning and/or other related services to us or our Portfolio Entities on matters related to potential or actual Investments and transactions; provided, that any such compensation costs shall not be greater than what would be paid to, or duplicative of services provided by (as determined by the General Partner in good faith), an unaffiliated third party for substantially similar advice and/or services), tax advisors, accountants, auditors, administrative agents, paying agents, advisors (including senior advisors), consultants, fund administrators, depositaries and custodians, investment bankers, prime brokers and other third-party service providers or professionals; valuation costs, expenses of offering Units (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and repurchases, and travel expenses relating to the ongoing offering of Units); expenses relating to ongoing administrative, governance and compliance services necessary for our and our Portfolio Entities’ operations (including, without limitation, (a) expenses relating to the preparation and filing of Form PF, Form ADV (with respect to the Investment Manager), Exchange Act reports, reports and notices to be filed with the CFTC, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which we engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which we engage in activities) and/or any other regulatory filings, notices or disclosures of the Investment Manager and/or its affiliates relating to us and our activities, and preparing materials and coordinating meetings of the Board, and (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for us or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to us; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services); brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, clearing and settlement charges and other investment costs, fees and expenses actually incurred in connection with making, holding, settling, monitoring or disposing of actual Investments (including, without limitation, any costs or expenses relating to currency conversion in the case of Investments denominated in a currency other than U.S. dollars); the cost of borrowings, guarantees and other financing (including interest, fees, related legal expenses and arrangement expenses), bank fees, expenses of loan servicers and other service providers; expenses and fees (including compensation costs) charged or specifically attributed or allocated by the General Partner and/or Investment Manager or their affiliates for data-related services provided to the Portfolio Entities or us (including in connection with prospective Investments); provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services; fees, costs and expenses related to the organization or maintenance of any entity used to acquire, hold or dispose of any one or more Investment(s) or otherwise facilitating our investment activities, including without limitation any travel and accommodation expenses related to such entity and the salary and benefits of any personnel (including personnel of the Investment Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such entity, or other overhead expenses in connection therewith; expenses associated with our compliance with applicable laws and regulations; organizational, offering and operating expenses of us or any of our feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such feeder vehicles, Parallel Funds and/or Intermediate Entities or their partners, as applicable; any taxes, fees, costs of obtaining
non-U.S.
tax receipts or other governmental charges levied against us and all expenses incurred in connection with any tax audit, investigation, settlement or review of us; expenses and fees of the General Partner and/or Investment Manager, any third-party advisory committees, any independent representative of ours, and any annual meeting of ours; expenses associated with auditing, research, reporting, printing, publishing and technology, including, without limitation, news and quotation equipment and services, preparation of our periodic reports and related statements (including notices, communications, financial statements and tax returns including any tax returns or filings required to be made by us in any jurisdictions in which any Unitholders are resident or established) in respect of us and our activities; costs, fees and/or expenses associated with responding to information requests from Unitholders and other persons; costs and expenses of technology service providers and related software/hardware and market data and research utilized in connection with our investment and operational activities (including internal expenses, charges and / or related costs incurred, charged or specifically attributed or allocated by us, the Investment Manager or its affiliates in connection with such provision of services thereby); expenses relating to the maintenance of any website, data room or communication medium used in relation to us (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties), expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Unitholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne by such Unitholders directly); expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring and disposing of Investments (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including travel and other similar costs and any costs and expenses in connection therewith, including travel and other related expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings (including with prospective portfolio companies or other similar companies) and any other costs and expenses associated with vehicles through which we directly or indirectly participate in Investments); the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving us or entities in which we hold an Investment or otherwise relating to such Investment and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of ours, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; all fees, costs and expenses, if any, incurred by or on behalf of us in developing, negotiating and structuring prospective or potential Investments that are not ultimately made or a proposed disposition that is not actually consummated, including without limitation any legal, tax, accounting, travel, advisory, consulting, printing and other related costs and expenses and any liquidated damages, reverse termination fees and/or similar payments and commitment fees. For the avoidance of doubt, the fees, costs and expenses of administrative services provided with respect to the Administration Fee will not be duplicated as Fund Expenses. The costs and expenses associated with the organization, offering and operation of us, the Feeder, any Parallel Fund and/or Intermediate Entities (including, without limitation, any Fund Expenses described herein) may be apportioned to, and borne solely by, the investors participating in us, the Feeder, any Parallel Fund and/or Intermediate Entities as determined by the General Partner in its reasonable discretion.

We will also bear any extraordinary expenses we may incur, including any investigation, litigation (including discovery requests), arbitration or settlement expenses involving us, any investment or entities in which we have an investment or otherwise relates to such investment and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of ours. Service providers (including affiliates of the Sponsor) will be retained for such purposes, as further described under “—Service Providers, Vendors and Other Counterparties Generally” herein. In addition, we will bear any expenses incurred in connection with due diligence visits by the Sponsor to third-party service providers (including fund administrators), by the Sponsor or any Unitholder to any Portfolio Entities or portfolio assets as well as visits by the Sponsor to any Unitholder. We will bear the start-up,
wind-down and liquidation expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) owned by us, or an allocation of such expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) used by us and owned by Other Blackstone Accounts.
Expenses to be borne by the Sponsor are limited only to those items specifically enumerated in our organizational documents, the Investment Management Agreement and/or in the Partnership Agreement (such as rent for office space, office furniture and salaries of its employees), and all other costs and expenses in operating us will be borne directly or indirectly by the Unitholders. Moreover, while the Unitholders may agree to bear certain expenses related to our operations, such expenses may still be borne by us as Fund Expenses in accordance with the Sponsor’s policies. The Sponsor may choose in its own discretion to pay expenses not specifically enumerated herein, and the Sponsor may at any time in its sole discretion discontinue paying such expenses and cause us to pay them.
Expenses associated with the investigation, negotiation, structuring, acquisition, settling, holding, monitoring and disposition of Investments, including, without limitation, any due diligence-related expenses, brokerage, custody or hedging costs and travel and related expenses in connection with our activities will be borne by us (and indirectly by the Unitholders). With respect to a given proposed Investment or proposed disposition considered by us and one or more Other Blackstone Accounts, (a) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by us in connection with such proposed Investment, where such proposed Investment is not ultimately made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by us and (b) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by an Other Blackstone Account in connection with such proposed Investment, where such proposed Investment is not ultimately made by the Other Blackstone Account but is made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Other Blackstone Account but is consummated by us, may be borne, in whole or in part (at the Sponsor’s sole discretion) by us (and to the extent borne by us, will be allocated pro-rata
to all Unitholders). See “—Broken Deal Expenses” herein for further discussion regarding the allocation of such expenses. For purposes of this paragraph, the third-party and internal expenses referred to herein, include, without limitation, commitment fees that become payable in connection with a proposed Investment that is not ultimately made, legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for Sponsor employees working on a proposed Investment or disposition), entertainment and related expenses, printing expenses and any liquidated damages, reverse termination fees, forfeited deposits, and similar payments. From time to time, the Sponsor will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Sponsor or Other Blackstone Accounts, on the other, and whether certain costs and expenses should be allocated between or among us, on the one hand, and Other Blackstone Accounts on the other hand. Certain expenses may be suitable for only us or participating Other Blackstone Account and borne only by such vehicle, or, as is more often the case, expenses may be allocated pro-rata
among each participating Other Blackstone Account and us even if the expenses relate only to particular vehicle(s) and/or investor(s) therein. Any entities established in connection with Blackstone’s side-by-side
co-investment
rights and any Other Blackstone Accounts that
co-invest
alongside us in Investments will generally bear their
pro-rata
share of any expenses related to such Investments, but such entities will generally not be required to bear any portion of the Organizational and Offering Expenses (as defined below) or any other non-investment-related
Fund Expenses (given that those other vehicles bear their own non-investment-related
expenses). If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Sponsor (e.g., costs and expenses (including airfare and lodging) incurred in connection with a meeting of the officers, managers or directors of any Luxembourg entity described above in which matters relating to our activities (e.g., matters relating to Investments) and the Sponsor’s activities (e.g., the appointment of new managers) are discussed), then such expenses will be allocated between us and the Sponsor as determined by the Sponsor in good faith to be equitable. Fund Expenses and Organizational and Offering Expenses (as defined below) of ours, of any feeder vehicles, Parallel Funds and/or Intermediate Entities may be apportioned to, and borne solely by, the investors participating in us, any feeder vehicles, Parallel Funds and/or Intermediate Entities or be allocated among us, any feeder vehicles, Parallel Funds and/or Intermediate Entities as determined by the Sponsor in its reasonable discretion. For example, certain expenses may be incurred by or on behalf of us and Other Blackstone Accounts and will be allocated among us and such Other Blackstone Accounts by the Sponsor in its good faith reasonable discretion, including, in the case of travel, based on estimated time spent with respect to the business of us and Other Blackstone Accounts. The Sponsor will make such allocation judgments in its fair and reasonable discretion, notwithstanding its interest in the outcome, and may make corrective allocations should it determine that such corrections are necessary or advisable. There can be no assurance that a different manner of allocation would not result in us or an Other Blackstone Account bearing less (or more) expenses.
Travel and related expenses described herein include, without limitation, first class and/or business class airfare (and/or private charter, where appropriate, such as when commercial equivalent travel is not available for the applicable itinerary), first class lodging, ground transportation, travel and premium meals (including, as applicable, closing dinners and mementos, cars and meals (outside normal business hours), and social and entertainment events with Portfolio Entity employees, customers, clients, borrowers, brokers and service providers) and related costs and expenses incidental thereto, including any expenses related to attending trade association and/or industry meetings, conferences or similar meetings. (See also “—Coronavirus and Public Health Emergencies; Legislative & Regulatory Enactments” above.)
Indemnification.
We will be required to indemnify the Sponsor, its affiliates, and each of their respective members, officers, directors, employees, agents, partners, and certain other persons who serve at the request of the Sponsor on our behalf for liabilities incurred in connection with our affairs. Members of the Board of Directors will also be entitled to the benefit of certain indemnification and exculpation provisions as set forth in the Partnership Agreement. Such liabilities may be material and have an adverse effect on the returns of the Unitholders. For example, in their capacity as directors of Portfolio Entities, the partners, managers or affiliates of the Sponsor may be subject to derivative or other similar claims brought by security holders of such entities. Our indemnification obligation would be payable from our assets. Because the Sponsor may cause us to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification), there may be periods in which we advance expenses to an individual or entity not aligned with or adverse to us. Moreover, in its capacity as our Sponsor, the Sponsor will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of claims arising out of alleged conduct that would disqualify any such person from indemnification and exculpation if the Sponsor (and/or its legal counsel) determined that such disqualifying conduct occurred.

No Independent Advice.
The terms of the agreements and arrangements under which we are established and will be operated have been or will be established by the Sponsor and are not the result of arm’s-length
negotiations or representations of the Unitholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in us.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Cybersecurity Risk Management and Strategy
BXPE’s
day-to-day
operations are managed by Blackstone Private Equity Strategies Associates L.P. (the “General Partner”) subject to certain oversight rights held by the Board of Directors. Our executive officers are senior Blackstone professionals and our General Partner is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by BXPE, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as those established by the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.
In addition to Blackstone’s internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of Blackstone’s cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine
suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by Blackstone’s CSO and members of BXTI and Blackstone’s Legal and Compliance.

Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to track cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies sponsored by Blackstone such as BXPE. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Part 1. Item 1A. Risk Factors — Cyber Security and Operational Risk” in this Annual Report on Form
10-K.
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity strategy, which applies to BXPE.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO, Adam Fletcher, is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. Prior to his appointment as CSO in 2017, Mr. Fletcher was Blackstone’s Deputy CSO. Before joining Blackstone in 2014, Mr. Fletcher led the International Security organization for Equifax from 2012 to 2014. Mr. Fletcher received a B.S. in Operations Research and Industrial Engineering from Cornell University.
Blackstone’s CTO, John Stecher, is a Senior Managing Director and head of BXTI. Mr. Stecher is responsible for all aspects of technology across Blackstone. Mr. Stecher also advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies sponsored by Blackstone such as BXPE, on technology-related matters. Before joining Blackstone in 2020, Mr. Stecher was a Managing Director and the Chief Technology Officer and Chief Innovation Officer at Barclays. He was also a member of the Barclays Technology Management Committee. Prior to joining Barclays in 2017, Mr. Stecher held a variety of senior management and engineering roles across Goldman Sachs’ capital markets and technology divisions. Mr. Stecher received a BS in Computer Science from the University of Wisconsin – Madison and a M.S. in Computer Science from the University of Minnesota.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO review Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
BXPE’s Board of Directors and its Audit Committee are responsible for understanding the primary risks to our business. The Audit Committee is responsible for reviewing BXPE’s and the General Partner’s IT security controls with management and evaluating the adequacy of BXPE’s and the General Partner’s IT security program, compliance and controls with management.

Blackstone’s CSO will report to BXPE’s Board of Directors and/or Audit Committee periodically on cybersecurity matters, including risks facing BXPE and the General Partner and, as applicable, certain incidents. In addition to such periodic reports, BXPE’s Board of Directors and/or Audit Committee will receive periodic reports and/or updates from management on the primary cybersecurity risks facing BXPE and our General Partner and the measures we and our General Partner are taking to mitigate such risks. In addition to such reports, the Board of Directors and/or Audit Committee will receive updates from management regarding changes to BXPE’s and the General Partner’s cybersecurity risk profile or certain newly identified risks.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 345 Park Avenue, New York, NY, 10154, and are provided by the Sponsor. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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
Market Information
Our Units will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. Our Units are not listed or traded on any recognized securities exchange.
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
Holders
As of February 29, 2024, we had the below number of holders of each outstanding class of Units:

Class	Number of Holders
Class S Units	2,646
Class D Units	9
Class I Units	1,211
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
Calculation of Net Asset Value
The NAV for each Class was first determined as of the end of the first full month after BXPE accepted third party investors and began investment operations, which was January 2, 2024. Thereafter, the NAV for each Class is calculated monthly by the Sponsor.

The NAV is based on the
month-end
values of Investments (including Debt and Other Securities), the addition of the value of any other assets (such as cash on hand) (together, “Total Assets”), and the deduction of any liabilities, including the allocation/accrual of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Classes, such as applicable servicing fees, in all cases as determined in accordance with the Valuation Policy. From time to time, the Sponsor may adopt non-material
changes to the Valuation Policy in its sole discretion and material changes with the consent of the Board.
The monthly NAV per Unit for each Class will generally be available around the 20th Business Day of the following month (e.g., the NAV for October 31st will generally be available around November 30th). Each class of Units may have a different NAV per Unit because of different servicing fees.
Notwithstanding anything herein to the contrary, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing BXPE’s assets and liabilities and calculating its NAV. The Sponsor, subject to any necessary approvals from the Independent Directors, may, but is not obligated to, suspend the determination of NAV and/or BXPE’s offering and/or repurchases, including where (a) the circumstances so require and (b) the suspension is reasonably deemed to be in the best interests of Unitholders. Any such suspension shall be notified to the concerned Unitholders. No Units will be issued or repurchased during such suspension period.
The Sponsor may suspend and/or materially amend the Repurchase Program with the approval of the Independent Directors.
Direct Investments
Investments or Instruments that are Publicly Traded in Active Markets
Securities that are publicly traded and for which market quotations are readily available will be valued at the closing price of such securities in the principal market in which the security trades.
If market quotations are not readily available, the fair value will be determined in good faith by the Sponsor using a widely accepted valuation methodology on the valuation date.
In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to publicly traded price may be appropriate in those cases and the amount of the discount will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Investments or Instruments that are not Publicly Traded
BXPE’s Direct Investments will generally initially be valued at cost; however, to the extent the Sponsor does not believe a Direct Investment’s cost reflects the current market value, the Sponsor may adjust such valuation. When the Sponsor determines the fair value of BXPE’s Direct Investments, the Sponsor updates the prior month-end
valuations by incorporating the latest available financial data for such Direct Investments, as well as any cash flow activity related to the Investments during the month. The month-end
process is not expected to take into consideration all factors that are included in the quarterly process (as described below). On a quarterly basis, the Sponsor will also value BXPE’s Direct Investments utilizing the more detailed valuation procedures as described below. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of BXPE’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that BXPE’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of BXPE’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Any material modifications to the fair valuation of a Direct Investment that the Sponsor has determined to value outside of the applicable range provided by the independent valuation advisor will require approval by the Independent Directors.
The Sponsor will value BXPE’s Direct Investments using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. The Sponsor currently expects the primary methodology for determining the fair value of Direct Investments will be the income approach, whereby fair value is derived based on the present value of cash flows that a business, or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. The Sponsor’s secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods and/or recent round of financing. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.
In addition, the Sponsor may, but is not obligated to, monitor BXPE’s Direct Investments on an ongoing basis for events that the Sponsor believes may have a material impact on BXPE’s NAV as a whole. Material events may include investment-specific events or broader market-driven events that may impact more than one specific investment. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, provide an estimate of the change in value of the Direct Investment, based on the valuation procedures described herein. In general, the Sponsor expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in the monthly NAV.
The Sponsor may engage additional independent valuation advisors in the future as BXPE’s portfolio grows. While the independent valuation advisors are responsible for reviewing valuations and/or providing a range of value (as applicable), the independent valuation advisors are not responsible for, and do not determine the fair value of BXPE’s Direct Investments and do not calculate BXPE’s NAV. The Sponsor is ultimately responsible for the determination of BXPE’s NAV, subject to any required approvals by the Independent Directors. An independent valuation advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by the Sponsor with notice to the Independent Directors. The independent valuation advisors will discharge their responsibilities in accordance with the Valuation Policy.
Investments in Investment Funds (Primary Commitments and Secondary Investments)
Primary Commitments and Secondary Investments are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. If the latest NAV of an investment fund is not available at the time BXPE is calculating its NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment related capital calls and deducting the nominal amount of investment related distributions from the NAV as reported.

In addition to tracking the NAV plus related cash flows of BXPE’s Investments in investment funds, the Sponsor may, but is not obligated to, track relevant issuer-specific events or broader market-driven events related to BXPE’s Investments in investment funds that the Sponsor believes may have a material impact on BXPE’s NAV as a whole. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund, applying the valuation methodologies for Direct Investments outlined above. In general, the Sponsor expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in BXPE’s monthly NAV.
Debt and Other Securities
In general, Debt and Other Securities will be valued monthly by the Investment Manager based on market quotations or at fair value determined in accordance with the Valuation Policy. For the avoidance of doubt, acquisitions and dispositions of Debt and Other Securities will be reflected in BXPE’s NAV on an as-settled
basis.
Readily available market quotations
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of BXPE’s Debt and Other Securities. When reliable market quotations for Debt and Other Securities are available from multiple sources, the Sponsor will use commercially reasonable efforts to use two or more quotations and will value such Investments based on the average of the quotations obtained. However, to the extent that one or more of the quotations received is determined in good faith by the Sponsor to not be reliable, the Sponsor may disregard such quotation if the average of the remaining quotations is determined in good faith to be reliable by the Sponsor. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
No readily available market quotations
If market quotations are not readily available (or are otherwise not reliable for a particular Investment), the fair value will be determined in good faith by the Sponsor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these Investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information or broker-dealer quotations). Certain Investments, such as mezzanine loans or preferred equity, are unlikely to have market quotations. The initial value of such Investments will generally be the acquisition price of such Investment until such time as the General Partner subsequently revalues the Investment. The General Partner and the BX Managers will utilize generally accepted valuation methodologies to value such Investments.
In the case of loans acquired by BXPE, such initial value will generally be the acquisition price of such loan. Each such loan Investment will then be valued by the Sponsor within the first three full months after BXPE makes such Investment and no less frequently than quarterly thereafter in accordance with the procedures set forth in the immediately following paragraph.

The Sponsor will conduct its initial quarterly valuation and subsequent quarterly revaluations of such loan Investments by determining if there is adequate collateral value supporting such Investments and whether the Investment’s yield approximates market yield. If the market yield is estimated to approximate the Investment’s yield, then such Investment is valued at its par value. If the market yield is not estimated to approximate the Investment’s yield, the Sponsor will project the expected cash flows of the Investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield. Market yield is estimated as of each quarterly valuation date based on a variety of inputs regarding the collateral asset(s) performance and capital market conditions, in each case as determined in good faith by the Sponsor. For each month that the Sponsor does not perform a valuation of such Investments, it will review such Investments to confirm that there have been no significant events that would cause a material change in value of any such Investment.
The Sponsor may determine that certain Investments in Debt and Other Securities will be valued using different procedures.
Liabilities
With respect to each Class, the Sponsor will include the fair value of such Class’s pro-rata
portion of BXPE’s liabilities as part of the Class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Investment Manager, any accrued Performance Participation Allocation, accounts payable, accrued operating expenses, fund level borrowings and other liabilities. All of BXPE’s borrowings will be held at cost. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability.
The Investment Manager will advance all of BXPE’s Organizational and Offering Expenses (as defined below) on BXPE’s behalf (other than subscription fees and servicing fees) through the first anniversary of the date on which BXPE accepted third-party investors and begins investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for such advanced expenses ratably over the 60 months following the Effective Date. For purposes of calculating BXPE’s NAV for purchases or repurchases of Units (but not for financial reporting purposes), (a) the Organizational and Offering Expenses and Initial Fund Expenses Support (each, as defined below) paid by the Investment Manager through the Effective Date will be recognized as a reduction to NAV in the month BXPE reimburses the Investment Manager for such costs, and (b) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment).
The Investment Manager may advance in its discretion all or portion of BXPE’s Initial Fund Expenses Support (as defined below) on BXPE’s behalf through the Effective Date. BXPE will reimburse the Investment Manager for such advanced Initial Fund Expenses Support ratably over the 60 months following the Effective Date or on such earlier date as determined by the Investment Manager.
For purposes of calculating a monthly NAV, the servicing fee for each applicable class of Units will be calculated by multiplying the accrued monthly servicing fee rate (1/12th of the total annual servicing fee rate for each applicable class of Units) by the aggregate NAV of such class of Units for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, Management Fee and Administration Fee expense and Performance Participation Allocation accrual.

Item 6.	(Reserved)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with BXPE’s consolidated financial statements and the related notes included within this Annual Report on Form
10-K.
Overview
We were organized on April 5, 2022 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.
Our investment objectives are to deliver
medium-to
long-term capital appreciation and, to a lesser extent, generate modest current income. We will seek to meet our investment objectives by investing primarily in Private Equity Investments, leveraging the talent and investment capabilities of the PE Platform to create an attractive portfolio of alternative investments diversified across geographies and sectors. We cannot assure you that we will achieve our investment objectives.
We expect to access Private Equity Investments in a variety of ways, including through:

•	“Direct Investments” — Investments in companies and other private assets,
•	“Secondary Investments” — Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third-party managers, and
•	“Primary Commitments” — Capital commitments to commingled, blind pool investment funds managed by Blackstone or third-party managers.
To a lesser extent, we will also invest in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
We will generally seek to invest at least 80% of our NAV in Private Equity Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. Certain investments could be characterized by the Investment Manager, in its discretion, as either Private Equity Investments or Debt and Other Securities depending on the terms and characteristics of such investments. We may make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.
Notable Transactions
BXPE commenced operations on January 2, 2024.
For additional information, see “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Warehousing Agreement,” “—Note 7. Line of Credit Agreement” and “—Note 8. Subsequent Events.”
Subscriptions
As of March 15, 2024, the BXPE Fund Program has issued interests for aggregate consideration of $2.7 billion as follows:

•	$1.3 billion in connection with the initial closing on January 2, 2024, and
•	$351.3 million and $1.0 billion in connection with the closings on February 1 and March 1, 2024, respectively.

Warehouse and Line of Credit
On November 3, 2023, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, of (a) BXPE and (b) BXPE Lux (together with BXPE, the “BXPE Funds”) entered into the A&R Warehousing Agreement with Finco. Under the A&R Warehousing Agreement, in connection with the launch of the BXPE Funds, Finco has agreed to acquire certain investments that have been approved by the Investment Manager and the BXPE Funds’ investment committee up to an aggregate invested equity amount of $500.0 million (or such higher amount as is agreed between the parties), subject to various terms and conditions.
On November 3, 2023, the BXPE Funds entered into an amended and restated unsecured, uncommitted line of credit agreement (“A&R Line of Credit”) up to a maximum amount of $300.0 million with Finco. The A&R Line of Credit expires on November 2, 2024, subject to one year extension options requiring Finco approval. Under the A&R Line of Credit, the interest rate is: (a) prior to the date on which a BXPE Fund first accepts third-party investors and begins investment operations (the “Initial Closing Date”), a rate of 5.00% (or such lesser amount as determined by Finco in its sole discretion) and (b) on and after the Initial Closing Date, the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable SOFR plus 3.00%.
Investment Manager
On January 2, 2024, the Fund entered into an investment management agreement with the Investment Manager. Subsequently, the Investment Manager transferred its 4,000 Class I Units to the General Partner at a price of $25.00 per unit.
Investment Portfolio
As of March 15, 2024, the BXPE Fund Program’s portfolio consists of 23 investments and future commitments to acquire investments totaling up to $2.1 billion. The Fund acquired a portion of these investments and commitments from Finco and its affiliates pursuant to the A&R Warehousing Agreement at cost. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all.
Key Components of Our Results of Operations
Revenues
We plan to generate revenues primarily from our Private Equity Investments, including dividends, distributions and capital appreciation on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest income from our investments in Debt and Other Securities, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
Expenses
The Investment Manager has agreed to advance organizational and offering expenses on behalf of BXPE (including legal, accounting, and other expenses attributable to BXPE’s organization (including all similar organizational and offering expenses of feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such entities or their investors), but excluding upfront selling commissions, placement fees, subscription fees or similar fees and servicing fees) (“Organizational and Offering Expenses”) through the first anniversary of the date on which BXPE first accepted third-party investors and commenced investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for all such advanced expenses ratably over a
60-month
period following the first anniversary of the Effective Date.

The Investment Manager may in its discretion advance all or a portion of the fund expenses to be borne by BXPE and the appropriately apportioned expenses relating to Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities, in each case as determined pursuant to the terms of the Partnership Agreement and the Investment Management Agreement (collectively, “Initial Fund Expenses Support”) through the Effective Date. The Investment Manager, in its sole discretion, will determine the portion of Initial Fund Expenses Support that is attributable to the Fund or any Portfolio Entity, feeder vehicle, Parallel Fund and/or Intermediate Entity. BXPE will reimburse the Investment Manager for all such advanced expenses in equal installments over the 60 months following the Effective Date or on such earlier date as determined by the Investment Manager.
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Investment Manager.
BXPE will bear all expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE’s Investment Management Agreement, (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity, including but not limited to: legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXPE; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services), and (c) all other expenses of BXPE’s operations, administrations and transactions.
Results of Operations
As of December 31, 2023, we had not yet commenced investment operations.
Financial Condition, Liquidity and Capital Resources
Prior to commencing investment operations on January 2, 2024, on June 15, 2022, the Investment Manager purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of December 31, 2023, the Investment Manager was our only Unitholder. On January 2, 2024, the Investment Manager transferred its 4,000 Class I Units at a price of $25.00 per unit to the General Partner.
We expect to generate cash primarily from (a) the net proceeds of our expected continuous private offering of our Units, (b) cash flows from our operations, (c) any financing arrangements we may enter into in the future and (d) any future offerings of our equity or debt securities.
Our primary uses of cash are expected to be for (a) investments in Portfolio Entities and other Private Equity Investments, (b) the cost of operations (including the Management Fee, Administration Fee, Performance Participation Allocation and fund expenses), (c) debt service of any borrowings and (d) periodic repurchases.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Recent Accounting Developments
Information regarding recent accounting developments and their impact on BXPE can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We will be subject to financial market risks, including changes in fair value and interest rates. We plan to invest primarily in Private Equity Investments. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Board and General Partner in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in the BXPE net asset value may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material.

Item 8.	Financial Statements and Supplementary Data

Report of
Independent
Registered Public Accounting Firm
To the Unitholder and the Board of Directors of Blackstone Private Equity Strategies Fund L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Private Equity Strategies Fund L.P. and subsidiaries (collectively, “BXPE”) as of December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BXPE as of December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of BXPE’s management. Our responsibility is to express an opinion on BXPE’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BXPE in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BXPE is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of BXPE’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2024
We have served as BXPE’s auditor since 2022.

Blackstone Private Equity Strategies Fund L.P.
Consolidated Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit and Per Unit Data)

	December 31, 2023	December 31, 2022
Assets
Cash and Cash Equivalents	$100	$100

Total Assets	$100	$100

Liabilities and Equity
Total Liabilities	$—	$—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (no Units issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (no Units issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (4,000 Units issued and outstanding as of December 31, 2023 and December 31, 2022)	100	100

Total Net Assets	100	100

Total Liabilities and Net Assets	$100	$100

Net Asset Value Per Unit	$25.00	$25.00

See notes to consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund L.P. (“BXPE”) is a Delaware limited partnership formed on April 5, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE, together with its consolidated entities, was organized to invest primarily in privately negotiated, equity-oriented investments. BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers.
BXPE expects to conduct a continuous private offering of its Units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
BXPE’s investment objectives are to deliver
medium-to
long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE will seek to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
As of December 31, 2023, BXPE had not commenced investment operations. Investment operations commenced on January 2, 2024 when BXPE sold unregistered limited partnership units.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is BXPE’s general partner (the “General Partner”). Overall responsibility for oversight of BXPE rests with the General Partner, subject to certain oversight rights held by BXPE’s board of directors (the “Board of Directors”). The General Partner has delegated BXPE’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”) on January 2, 2024. The Investment Manager has discretion to make investments on behalf of BXPE and is responsible for initiating, structuring, and negotiating BXPE’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner or the Investment Manager will provide administration services to BXPE and are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
See Note 8. “Subsequent Events.”
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of BXPE have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BXPE is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946,
Financial Services—Investment Companies
. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements—Continued
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
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, at which time, costs associated with the organization of BXPE will be expensed as incurred. Costs associated with the offering of Class S, Class D and Class I Units of BXPE will be capitalized as a deferred expense and included as an asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve month period from incurrence. As of December 31, 2023, BXPE had not accepted any third-party investors and investment operations have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Consolidated Statements of Assets and Liabilities. Investment operations commenced on January 2, 2024 when BXPE sold unregistered limited partnership units. See Note 8. “Subsequent Events.”
Income Taxes
BXPE is treated as a partnership for income tax purposes and is not subject to income taxes. Certain intermediate entities of BXPE may be subject to income taxes.
3. Related Party Transactions
Partnership Agreement
BXPE has entered into a limited partnership agreement (the “Partnership Agreement”) with the General Partner. Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by BXPE’s Board of Directors. The General Partner has delegated BXPE’s portfolio management function to the Investment Manager on January 2, 2024.
Performance Participation Allocation
The General Partner will be allocated a performance participation (“Performance Participation Allocation”) by BXPE (directly or indirectly through an intermediate entity) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation will be measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation will be paid at the end of such first calendar year, and thereafter, the allocation will be paid quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, Units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in Units, such Units may be repurchased at the General Partner’s request and will be subject to certain limitations.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Management Agreement
On January 2, 2024, BXPE entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”).
Management Fee
In consideration for its investment management services, BXPE (directly or indirectly through an intermediate entity) will pay the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of BXPE’s transactional net asset value (“Transactional NAV,” the price at which BXPE sells and redeems Units, calculated in accordance with a valuation policy that has been approved by BXPE’s Board of Directors) per year payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE’s Class S and Class D Units, Administration Fee (as defined below), Performance Participation Allocation, pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. The Management Fee will be calculated by the Sponsor.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of intermediate entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity. The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE first accepts third-party investors and commences investment operations, which was January 2, 2024.
Administration Fee
The Investment Manager will provide administration services to BXPE, consistent with the Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager will be entitled to receive an administration fee (the “Administration Fee”) payable by BXPE, equal to, in the aggregate, 0.10% of BXPE’s Transactional NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee, and the Performance Participation Allocation, pending Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
Dealer Manager Agreement
On September 29, 2023, BXPE entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXPE’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXPE’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE’s offering, its investment strategies, material aspects of its operations and subscription procedures.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of
0.85
% of the value of BXPE’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of
0.25
% of the
value of BXPE’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the servicing fee, BXPE uses the Transactional NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on BXPE’s Units. There will not be unitholder servicing fees with respect to Class I Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries. See Note 5. “Net Assets” for further details.
BXPE accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time they are sold for Class S and Class D Units.
Warehousing Agreement; Line of Credit Agreement
BXPE, Blackstone Private Equity Strategies Fund SICAV (together with its master fund, feeder funds, parallel funds and other related entities, “BXPE Lux”) and the Investment Manager, in its capacity as investment manager, on behalf of and not for its own account, of (a) BXPE and (b) BXPE Lux (together with BXPE, the “BXPE Funds”) entered into an Amended and Restated Warehousing Agreement (the “A&R Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, in connection with the launch and ramp of the BXPE Funds. The BXPE Funds have also entered into an amended and restated unsecured, uncommitted line of credit agreement (“A&R Line of Credit”) with Finco. For additional information, see Note 6. “Warehousing Agreement,” Note 7. “Line of Credit Agreement” and Note 8. “Subsequent Events” herein.
Feeder
Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), a Delaware limited partnership, is a feeder vehicle for BXPE. The Feeder intends to invest all or substantially all of its assets in BXPE. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
investors and
non-U.S.
investors, to participate in BXPE in a more efficient manner. Investors in the Feeder will indirectly bear a portion of the Management Fee, Administration Fee and Performance Participation Allocation paid by BXPE, but such expenses will not be duplicated at the Feeder level.
Parallel Funds
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor to invest alongside the Fund, but excluding BXPE Lux (as defined above and as determined in the Investment Manager’s discretion). The Parallel Funds may be established to allow for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in BXPE. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE or the Feeder. Each Parallel Fund (and each Parallel Fund’s investors) will bear a proportional share of the Management Fee, Administration Fee and the Performance Participation Allocation. Parallel Funds are expected to invest directly, or indirectly through one or more Intermediate Entities, into the Aggregator (as defined below).
Aggregator
BXPE expects to invest all or substantially all of its assets in BXPE US Aggregator (CYM) L.P., a Cayman Islands exempted limited partnership (including any successor vehicle or vehicles used to aggregate the holdings of BXPE and any Parallel Funds) (the “Aggregator”). One or more Parallel Funds are expected to invest in the Aggregator alongside BXPE.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE Lux
BXPE will invest alongside BXPE Lux, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux will be operated as distinct investment structures.
Affiliates
The General Partner, Investment Manager, Dealer Manager, Feeder, Parallel Funds, Aggregator and BXPE Lux are affiliates of BXPE. BXPE, Feeder, Parallel Funds, Aggregator and BXPE Lux collectively form the BXPE Fund Program.
4. Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to Class S and Class D Units, on BXPE’s behalf through the first anniversary of the date on which BXPE first accepts third-party
investors and commences investment operations (the “Effective Date”). BXPE will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of December 31, 2023, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the estimated amount of $7.8 million. This amount will only be borne by BXPE when BXPE first accepts third-party
investors and commences investment operations, and the amount is subject to change through the first anniversary therefrom.
5. Net Assets
The General Partner has the authority to issue an unlimited number of Units of each Unit Class.
BXPE offers three classes of limited partnership Units: Class S, Class D, and Class I Units. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Until BXPE has determined its first Transactional NAV, the subscription price for Units will be $25.00 per unit plus applicable subscription fees.
Transactional NAV for each Unit Class will first be determined as of the end of the first full month after BXPE has accepted third-party investors and commenced investment operations. Thereafter, the Transactional NAV for each Unit Class will be calculated monthly by the Sponsor. The Transactional NAV will be based on the month-end
values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees.
Certain financial intermediaries through which a Unitholder is placed in BXPE may charge the unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (a) 3.5% of Transactional NAV on Class S Units and (b) 1.5% of Transactional NAV on Class D Units sold in the offering. These Subscription Fees are paid by the Unitholder outside of its investment in BXPE and not reflected in BXPE’s
NAV.

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

On June 15, 2022, the Investment Manager purchased
4,000
Class I Units at a price of $
25.00
per unit as its initial capital and subsequently transferred those interests to the General Partner on January 2, 2024. As of December 31, 2023, the Investment Manager was BXPE’s only Unitholder. See Note 8. “Subsequent Events.”
6. Warehousing Agreement
On November 4, 2022, BXPE, BXPE Lux and Blackstone Private Investments Advisors L.L.C., in its capacity as investment manager, on behalf of and not for its own account, entered into the Warehousing Agreement with Finco.
On November 3, 2023, the Warehousing Agreement was amended and restated. Under the A&R Warehousing Agreement, in connection with the launch and ramp of the BXPE Fund Program, Finco and its affiliates have agreed to acquire certain investments that have been approved by the Investment Manager and the BXPE Funds’ investment committee up to an aggregate invested equity amount of $500.0 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to subsequently transfer each Approved Warehoused Investment to the BXPE Funds, and the BXPE Funds have agreed to acquire such investments from Finco, on the terms described in the A&R Warehousing Agreement following the point or points in time at which the BXPE Funds have sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, the BXPE Funds will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehoused Investments that BXPE and BXPE Lux will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. Each of the BXPE Funds will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXPE and/or BXPE Lux and (b) broken deal expenses. The term of the A&R Warehousing Agreement shall be through November 2, 2024 (one year), unless extended by the mutual agreement of the parties.
As of December 31, 2023, affiliates of Finco have acquired, or entered into definitive agreements to acquire, five equity investments and four debt investments, for a total funded amount of $329.5 million, pursuant to the A&R Warehousing Agreement. The warehoused investments include equity and debt direct investments in the artificial intelligence and financial services industries and secondary investments. Any investments that have not yet closed are subject to customary closing conditions, and BXPE’s obligation to purchase any of the investments from Finco is contingent upon BXPE raising sufficient capital to purchase such assets as determined by the Investment Manager. As of December 31, 2023, the Investment Manager had not determined the allocations of investments between BXPE and BXPE Lux and it is not certain whether BXPE will ultimately acquire any such investments.
As of December 31, 2023, the unused capacity under the A&R Warehousing Agreement was $170.5 million.
See Note 8. “Subsequent Events.”

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7. Line of Credit Agreement
On November 3, 2023, the BXPE Funds entered into an A&R Line of Credit up to a maximum amount of $300.0 million with Finco. The A&R Line of Credit expires on November 2, 2024, subject to one year extension options requiring Finco approval.
Under
the A&R Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is: (a) prior to the date on which a BXPE Fund first accepts third-party investors and begins investment operations (the “Initial Closing Date”), a rate of 5.00% (or such lesser amount as determined by Finco in its sole discretion) and (b) on and after the Initial Closing Date, the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.00%. Each advance under the A&R Line of Credit is repayable on the earliest of (a) the expiration of the A&R Line of Credit, (b) Finco’s demand and (c) the date on which Blackstone Private Investments Advisors L.L.C. no longer acts as investment manager to the BXPE Funds, provided that the BXPE Funds will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the BXPE Funds have not repaid all loans and other obligations under the A&R Line of Credit after a repayment event has occurred, each BXPE Fund is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the BXPE Funds will be permitted to (w) make distributions to avoid any entity level tax, (x) make payments to fulfill any repurchase requests of the BXPE Funds or any of their feeder vehicles pursuant to any established unit repurchase plans, (y) use funds to close any investment which the BXPE Funds committed to prior to receiving a demand notice and (z) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The A&R Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
8. Subsequent Events
BXPE commenced operations on January 2, 2024.
Subscriptions
As of March 15, 2024, BXPE and the Parallel Fund (excluding BXPE Lux) have issued interests for aggregate consideration of:

•	$1.3 billion in connection with BXPE’s initial closing on January 2, 2024,
•	$290.5 million and $359.2 million in connection with BXPE’s closings on February 1 and March 1, 2024, respectively, and
•	$594.1 million in connection with the initial closing of a Parallel Fund on March 1, 2024 that invests alongside BXPE into the Aggregator.
Investment Manager
On January 2, 2024, BXPE entered into an investment management agreement with the Investment Manager. Subsequently, the Investment Manager transferred its 4,000 Class I Units to the General Partner at a price of $25.00 per unit. See Note 3. “Related Party
Transactions.”

Blackstone Private Equity Strategies Fund L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Warehouse and Investment Portfolio
On January 2, 2024, the BXPE Fund Program acquired 11 investments and commitments from Finco and its affiliates at cost pursuant to the A&R Warehousing Agreement. As of March 15, 2024, the warehouse has been fully repaid and no amounts remain outstanding.
As
of March 15, 2024, the BXPE Fund Program’s portfolio consists of 23 investments and future commitments to acquire investments totaling up to $
2.1 billion. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairperson and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chairperson and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15
under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chairperson and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairperson and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of management, including the Chairperson and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). There was limited activity this year and based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
Second Amended and Restated Limited Partnership Agreement
On March 12, 2024, we entered into a Second Amended and Restated Limited Partnership Agreement (the “Second A&R Partnership Agreement”) with the General Partner, and each of our limited partners. The Second A&R Partnership Agreement reflects clarifying updates to the mechanics of the Performance Participation Allocation, including removing the ability for the General Partner to designate an alternate recipient. The foregoing summary description of the Second A&R Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Second A&R Partnership Agreement, a copy of which is included as Exhibit 3.1 to this Annual Report on Form
10-K
and incorporated herein by reference.
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
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Fund’s Repurchase Program, and any material modification to (i) the valuation policy adopted for BXPE, (ii) the Repurchase Program and (iii) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by the Fund’s independent valuation advisor. Our Board currently consists of six members, three of whom are Independent Directors and the General Partner may appoint additional directors to the Board from time to time. Our General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers
Information regarding the Board of Directors and executive officers are set forth below as of March 15, 2024:

Name	Age	Position	Position Held Since
Christopher James	48	Chairperson, Chairperson of the Board	2022
Todd Hirsch	49	Co-President	2022
Thomas Morrison	58	Co-President	2022
Susanne Desch	42	Chief Operating Officer	2023
Eric Liaw	43	Chief Investment Officer	2023
Christopher Striano	48	Chief Financial Officer	2022
David Blitzer	54	Director	2022
Joan Solotar	59	Director	2022
Raymond J. Beier	67	Independent Director	2022
Grace Vandecruze	60	Independent Director	2022
John Hershey	62	Independent Director	2024
Each director will hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.
Each officer holds office at the pleasure of the General Partner until his or her successor is duly appointed and qualified.
Biographical Information
Directors
Our directors have been divided into two groups—Independent Directors and
Non-Independent
Directors.
The status of an Independent Director under the Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Fund Manual or other standards determined by the General Partner.

Non-Independent
Directors
Christopher James
is the Chairperson of BXPE and a member of the Board of Directors, a Senior Managing Director at Blackstone and the Chief Operating Officer of Blackstone’s Tactical Opportunities Group (“Tac Opps”), based in New York. Mr. James is a member of the Investment Committees for the Tac Opps, Blackstone Growth and BXPE funds. Prior to launching Tactical Opportunities in 2012, Mr. James had been involved in the execution of Blackstone strategic initiatives and investments across a variety of asset classes including the firm’s initial public offering and the firm’s investments in GSO, Pátria Investimentos and Strategic Partners. He has served on the boards of various Blackstone portfolio companies. Mr. James received a B.S. from Duke University and a J.D. from Harvard Law School. Mr. James is a valuable member of our Board of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Tac Opps and Blackstone’s private equity strategies.
David Blitzer
is a member of the BXPE Board of Directors, a Senior Managing Director at Blackstone and Global Head of Blackstone’s Tac Opps and a member of the firm’s Management Committee. Mr. Blitzer is a member of the BXPE Investment Committee and is also involved in the Tac Opps Investment Committee. Tac Opps is Blackstone’s opportunistic investment business which invests globally across asset classes and industries and seeks to identify and execute on attractive, differentiated investment opportunities. Prior to launching Tac Opps, Mr. Blitzer had been involved in the execution of Blackstone investments across a variety of asset classes, including establishing and leading Blackstone’s European private equity business. He joined Blackstone in 1991. Mr. Blitzer currently serves on the Boards of Dream, a youth development organization servicing over 2,200 inner-city children, and the Riverdale Country School, the Advisory Board of the Mount Sinai Surgical Department, the Board of Overseers at the Wharton School and the Board of Trustees at the University of Pennsylvania. Mr. Blitzer is based in New York and graduated magna cum laude from the Wharton School of the University of Pennsylvania. Mr. Blitzer is a valuable member of our Board of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Tac Opps and Blackstone’s private equity strategies.
Joan Solotar
is a member of the BXPE Board of Directors and the BXPE Investment Committee, a Senior Managing Director at Blackstone, Global Head of Private Wealth Solutions, and a member of the firm’s Management Committee. Blackstone’s Private Wealth Solutions’ mission is to bring institutional quality products across a broad spectrum of alternative asset classes to high net worth clients and their advisors. Ms. Solotar also serves on the board of directors of First Eagle Investment Management. Before joining Blackstone in 2007, Ms. Solotar was Head of Equity Research at Bank of America Securities and a highly ranked Institutional Investor All Star financial services analyst at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Solotar is a member of the Board of Trustees of East Harlem Tutorial Program and East Harlem Scholars Academies. She wrote a Harvard Business Review article entitled, “Truths for our Daughters,” and co-authored,
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
Independent Directors
Raymond J. Beier
is a member of the BXPE Board of Directors. Mr. Beier also has served as a director and Audit Committee Chair of Blackstone Real Estate Income Trust, Inc. since its inception in July 2016. Before then, he was a partner in the financial services practice at PricewaterhouseCoopers LLP, having been with the firm from 1993 to 2016. Mr. Beier has extensive experience in financial reporting matters relating to mergers, acquisitions and corporate finance transactions. Mr. Beier served in a variety of roles at PricewaterhouseCoopers LLP, including as a member of the National Office leadership team responsible for its strategic policy and analysis group and as a senior partner in the transaction services group. Mr. Beier also served on various PricewaterhouseCoopers committees, including the Global Private Equity Committee and the Extended Leadership Committee. Mr. Beier received a B.S. in Accounting, summa cum laude, from the University of Minnesota—Duluth and an M.B.A. from the University of Minnesota—Carlson School of Management. Mr. Beier also serves on the Chancellor’s Advisory Board at the University of Minnesota—Duluth. Mr. Beier is a valuable member of our Board of Directors because of his extensive experience with accounting and financial reporting matters, especially relating to mergers, acquisitions and corporate finance transactions.
John Hershey
is a member of the BXPE Board of Directors. Previously, Mr. Hershey worked from 2008 to 2023 at the Oregon State Treasury, most recently as Director of Investments, where he helped manage investment portfolios across all asset classes. Prior to that role, Mr. Hershey was the Director of Alternative Investments, with overall responsibility for private equity, real estate, real assets, hedge fund, private credit and opportunity portfolios. Previously, Mr. Hershey was a managing director at an early stage venture firm and a managing director at Banc of America Securities. Mr. Hershey has a B.A. in Economics from the University of California, Davis and an M.B.A. from the University of Chicago. He served from 2018-2023 as a board member of the Institutional Limited Partners Association, and Vice Chair from 2020-2022. He currently is a member of the board of trustees of the Oregon Health & Science University Foundation and is a member of the board of directors of Talcott Financial Group Investments. Mr. Hershey is a valuable member of our Board of Directors because of his extensive experience in investment management and alternative investments, including private equity.
Grace Vandecruze
is a member of the BXPE Board of Directors. Ms. Vandecruze has served as the Managing Director of Grace Global Capital LLC since 2006 and the Chief Financial Officer of ShoulderUp Technology Acquisition Corp since 2021. She also serves on the board of directors of Link Logistics Real Estate, Resolution Holdings, The Doctors Company and the PIMCO
closed-end
fund complex. Ms. Vandecruze also serves on the Wharton Graduate Executive Board. Ms. Vandecruze has extensive experience in investment banking and financial advisory matters relating to mergers, acquisitions and corporate finance transactions. She began her career as an auditor in public accounting at Ernst & Young and Grant Thornton. She also wrote the book “
Homeless to Millionaire - 6 Keys to UPLIFT your Financial Abundance.
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
Executive Officers
For information concerning the background of Mr. James see
“—Non-Independent
Directors” above.
Todd Hirsch
is the
Co-President
of BXPE, a member of the BXPE Investment Committee and is currently a Senior Managing Director in Blackstone’s Tac Opps. He has led a number of Tac Opps’ current and past investments including Aqua Financial, InComm Payments, North American Bancard, PayPal Credit, Global Supply Chain Finance, Peridot Payments, BTIG, CF SPAC, Acrisure, Draken, Amergint Technologies, Danbury Mission Technologies, Bridger Aerospace, Van Metre Homebuilders, Hudson Structured Capital Management, YES Networks, ZO Skin Health, Valkyrie Aviation, GeoComply Solutions, Certified Collectibles Group, DECA Dental, LifeScience Logistics, Recurrent Ventures, Maxar Technologies and HUB International. Before joining Blackstone in 2013, Mr. Hirsch was a Managing Director and Head of Credit Structuring at Deutsche Bank where he sourced and structured transactions for a wide range of corporate and institutional clients across multiple products including credit opportunities, asset finance, specialty finance, commercial real estate, bank and non-bank
financial institutions, asset-backed securities and collateralized loan obligations. Prior to that, Mr. Hirsch was responsible for making and managing private equity investments in middle market companies as a Vice President at Littlejohn & Co. LLC. Mr. Hirsch was a senior executive at several middle market companies that were sold to private equity firms prior to joining Littlejohn. He started his career at Schroder Wertheim & Co. as an analyst after graduating magna cum laude from Duke University.

Thomas Morrison
is the
Co-President
of BXPE and a Senior Managing Director at Blackstone. Mr. Morrison joined Blackstone in 2011 to lead the firm’s Equity Capital Markets activities across all investment businesses globally. In 2020, he joined the firm’s Private Wealth Solutions group to focus on senior relationships with private wealth investment firms, and strategic initiatives focused on expanding access with new products, geographies, model portfolios, co-investments
and capital markets. He is an Advisory Council Member for the Chartered Alternative Investment Analyst Association, an Advisory Board Member for the Kellogg Finance Network, and is
Co-Chairman
of the Friends of Harvard Basketball. Mr. Morrison received a B.A. from Harvard College, majoring in Economics. He also received an M.B.A. from the Kellogg Graduate School of Management, with majors in Management, Finance, and Marketing. Mr. Morrison also studied at the University of London, University College.
Christopher Striano
is the Chief Financial Officer of BXPE, a Senior Managing Director at Blackstone and the Chief Operating Officer of Global Finance. Mr. Striano provides supervisory oversight to the day-to-day
administration of Finance and is responsible for the Portfolio Analytics and Strategy, Investment & Corporate Operations, Global Fund Finance, Global Corporate Services, Procurement and Transformation groups. Previously he served as Blackstone’s Chief Accounting Officer also responsible for the Firm’s accounting policy and SEC Reporting. Prior to that, Mr. Striano served as Head of the firm’s Financial Planning and Analysis group, where his responsibilities included the firm’s global forecast process, business unit and firm-wide strategic planning, managing ratings agency relationships, new business initiatives and various special projects. He joined Blackstone in 1998. Mr. Striano received a B.S. in Accounting with a minor in Finance from St. John’s University and serves as a trustee at Bayshore Hackensack Meridian Hospital in New Jersey.
Susanne Desch
is the Chief Operating Officer of BXPE, a Managing Director at Blackstone and Chief Administrative Officer of Blackstone’s Tac Opps, based in New York. In these roles, she oversees strategy, operations and administration for the business. Ms. Desch joined Blackstone in 2014, after ten years at Bank of America Merrill Lynch, where she focused on Business Administration for the Global Markets and Investment Bank, followed by the Private Banking and Investment Group. Ms. Desch received a B.S. in Business Administration from Western Carolina University.
Eric Liaw
is the Chief Investment Officer of BXPE and a member of the BXPE Investment Committee, a Senior Managing Director at Blackstone and the Treasurer and Head of Corporate Development for Blackstone. Mr. Liaw leads Blackstone Global Treasury, which oversees the firm’s balance sheet, risk management activities and treasury operations. Mr. Liaw also leads strategic mergers and acquisitions, new business initiatives and special projects in support of Blackstone. Mr. Liaw is also a member of the firm’s Capital Markets, Enterprise Risk, Liquid Asset Investments and Valuation Committees and serves on the board of the Blackstone Charitable Foundation. Prior to his current role, Mr. Liaw was a Senior Managing Director in Blackstone’s private equity business, focused on investments in the energy sector. Prior to joining Blackstone in 2014, Mr. Liaw was a Principal at TPG Capital where he evaluated and executed investment opportunities in a wide range of industries. Prior to TPG, Mr. Liaw was an associate at Bain Capital, where he focused on private equity investments in a wide range of industries. Mr. Liaw also serves on the Board of Trustees of the Riverside Park Conservancy. Mr. Liaw received his B.A., with highest honors, and B.B.A., with highest honors, from the University of Texas at Austin and received his M.B.A., with distinction, from Harvard Business School.
Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board. We have entered into the Investment Management Agreement pursuant to which the Investment Manager, an affiliate of the General Partner, manages the Fund on a day-to-day
basis. The Board is currently composed of six members, three of whom are Independent Directors. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the Sponsor in fulfilling their oversight responsibilities.

Committees
The Board of Directors has an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is currently composed of Mr. Beier, Ms. Vandecruze and Mr. Hershey, each of whom is an Independent Director. Mr. Beier serves as Chair of the Audit Committee. Our Board determined that Mr. Beier is an “audit committee financial expert” as that term is defined under Item 407 of Regulation
S-K,
as promulgated under the Exchange Act.
The General Partner may appoint additional directors to the Board and the Audit Committee from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors.
In accordance with its written charter, adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e) pre-approves
all audit and
non-audit
services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board.
Investment Committee
All Investments in which BXPE participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXPE Investment Committee or by a subset thereof; the BXPE Investment Committee approves elections to Blackstone’s side-by-side
program whereby BXPE participates in a programmatic manner in Investments alongside Other Blackstone Accounts, investment allocation determinations to other strategies and Primary Commitments prior to BXPE’s participation. Central to BXPE’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXPE Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.
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
The BXPE Investment Committee is composed of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray, Joseph Baratta, David Blitzer, Joan Solotar, Michael Chae, Lionel Assant, Todd Hirsch, Christopher James, Prakash Melwani, Vik Sawhney and Eric Liaw.

For information concerning the background of Mr. Blitzer, Mr. Hirsch, Mr. James, Ms. Solotar and Mr. Liaw, see “—Biographical Information — Directors — Executive Officers” and
“—Non-Independent
Directors” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below:
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and a member of Blackstone’s Board of Directors. He sits on its Management Committee and most of its investment committees. Mr. Gray previously served as Global Head of Real Estate, which he helped build into the largest commercial real estate platform in the world. Mr. Gray joined Blackstone in 1992. He currently serves on the boards of directors of Hilton Worldwide Holdings Inc, including as its Chairman, and Corebridge Financial. He also serves on the board of Harlem Village Academies. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused cancers. They also established NYC Kids RISE in partnership with the City of New York to accelerate college savings for low-income
children. Mr. Gray received a B.S. in Economics from the Wharton School, as well as a B.A. in English from the College of Arts and Sciences at the University of Pennsylvania.
Joseph P. Baratta
is Global Head of Private Equity at Blackstone and a member of the Board of Directors. He also sits on the firm’s Management Committee and serves on many of the firm’s investment committees. Mr. Baratta joined Blackstone in 1998, and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the board of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of First Eagle Investment Management, Refinitiv, SESAC, Ancestry, Candle Media and Merlin Entertainment Group. He is a trustee of the Tate Foundation and serves on the board of Year Up, an organization focused on youth employment.
Michael S. Chae
is Blackstone’s Chief Financial Officer and a member of Blackstone’s Management Committee and investment committees across most of the firm’s businesses. He also chairs Blackstone’s firmwide valuation and enterprise risk committees. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia/Pacific, and as a senior partner in the U.S. Private Equity business, where he led numerous investments and served on the boards of many private and publicly traded portfolio companies. Before joining Blackstone, Mr. Chae worked at The Carlyle Group and Dillon, Read & Co. Mr. Chae received an A.B. from Harvard College, an MPhil. in International Relations from Cambridge University and a J.D. from Yale Law School. Mr. Chae serves on the boards of the Robin Hood Foundation, the Asia Society and St. Bernard’s School. He previously served as the President of the board of trustees of the Lawrenceville School where he remains a trustee emeritus. He is a member of the Council on Foreign Relations and founded the Chae Initiative Private Sector Leadership at Yale Law School.
Lionel Assant
is the Global
Co-Chief
Investment Officer and the European Head of Private Equity for Blackstone, based in London. In addition, Mr. Assant is a member of the BXPE Investment Committee, Tactical Opportunities and Blackstone Growth Equity (BXG) funds. Since joining Blackstone in 2003, Mr. Assant has been involved in various European investments and investment opportunities. Before joining Blackstone, Mr. Assant was an Executive Director at Goldman Sachs where he worked for seven years in the Mergers & Acquisitions, Asset Management and Private Equity divisions. He serves as a Director of Cerdia, Clarion Events, Schenck Process, CIRSA, the National Exhibition Centre, BME (formerly CRH Building Materials Distribution) Bourne Leisure and VFS. Mr. Assant served on the boards of Gerresheimer, Klockner Pentaplast, Mivisa, United Biscuits, Alliance Automotive Group, Tangerine, Intertrust and Armacell. Mr. Assant is also involved with Impetus, a charitable foundation which provides resources to improve the lives of children and young people living in poverty. Mr. Assant graduated from the Ecole Polytechnique with a Master’s degree in Economics.

Vikrant Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the chair of the board of directors of Dream, an east Harlem-based educational and social services organization, and a Trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School.
Prakash A. Melwani
is the Global Chief Investment Officer of the Private Equity Group and the Executive Chairman of the firm’s Private Equity business in Asia. Mr. Melwani is also a member of the BXPE Investment Committee. Since joining Blackstone in 2003, Mr. Melwani has led a number of the firm’s investments including Texas Genco, Ariel Re, Pinnacle Foods, Performance Food Group, Crocs and Ascend Learning. He serves as Chairman of Ascend Learning. Mr. Melwani serves on the Board of Dean’s Advisors at Harvard Business School, the President’s Council on International Activities at Yale University, and the Board of Cambridge in America. He sits on the Board of the International Rescue Committee and is a member of the Council on Foreign Relations. Mr. Melwani received a First Class Honors degree in Economics from Cambridge University, England, and an M.B.A. with High Distinction from the Harvard Business School, where he graduated as a Baker Scholar and a Loeb Rhodes Fellow.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees (if any). Our Code of Business Conduct and Ethics is available on our website at https://www.bxpe.com/ under “Governance Documents.” We intend to disclose any amendment to or waiver of our Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in an
8-K
filing.

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
None of our executive officers will receive direct compensation from us. We will reimburse the General Partner, the Investment Manager and/or their affiliates for fund expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXPE; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and
Non-Independent
Directors, through their financial interests in the Sponsor, are entitled to a portion of the profits earned by the Sponsor, which includes any fees, including compensation discussed herein, payable to the Sponsor under the terms of the Investment Management Agreement and the Partnership Agreement, as applicable, less expenses incurred by the Sponsor in performing its services under the Investment Management Agreement and the Partnership Agreement, as applicable. See “Part I. Item 1. Business — Investment Management Agreement” and “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors
No compensation is paid to our directors who are not Independent Directors. We pay each Independent Director: (a) $100,000 per year (prorated for any partial-year) and (b) an additional fee of $10,000 per year for the Chair of the Audit Committee, with 25% of the total compensation under (a) and (b) payable in cash and the remaining 75% of the total compensation under (a) and (b) payable in restricted Units of the Fund that vest one year from the date of grant. However, each Independent Director may elect to increase up to 100% the portion of total compensation paid in restricted Units. We are also authorized to pay the reasonable out-of-pocket
expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board of Directors and our Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
As of February 29, 2024, the following table sets out certain ownership information with respect to our Class I Units for each of our directors and executive officers and all directors and executive officers as a group. None of our Unit Classes have voting power. Our directors and executive officers only hold Class I Units.

	Class I Partnership Units Beneficially Owned
Name of Beneficial Owner	Number	% of Class
Directors and Executive Officers
Christopher James (a)	10,000	*
Todd Hirsch (a)	2,000	*
Thomas Morrison (a)	10,000	*
Susanne Desch (a)	1,000	*
Eric Liaw (a)	8,000	*
Christopher Striano (a)	2,000	*
David Blitzer (a)	—	—
Joan Solotar (a)	200,000	*
Raymond J. Beier (a)	3,841	*
Grace Vandecruze (a)	3,500	*
John Hershey (a)	—	–
All current executive officers and directors as a group (11 persons)	240,341	*

*	Less than one percent
(a)	The address for each of our executive officers and directors is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.

Securities Authorized for Issuance Under Equity Compensation Plans
We do not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “Item 11. Executive Compensation — Compensation of Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement; Partnership Agreement
We have entered into the Investment Management Agreement with the Investment Manager pursuant to which we will pay management fees, administration fees and certain fund expenses. We have also entered into the Amended and Restated Partnership Agreement, pursuant to which the General Partner is entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement and the Partnership Agreement, we will reimburse the Investment Manager and General Partner for certain expenses as they occur. See “Part I. Item 1. Business — Investment Management Agreement” and “—Partnership Agreement.”
Warehousing Agreement; Line of Credit Agreement
The BXPE Funds and the Investment Manager on behalf of the BXPE Funds entered into the A&R Warehousing Agreement with Finco in connection with the launch and ramp of the BXPE Funds. The BXPE Funds have also entered into the A&R Line of Credit pursuant to which the BXPE Funds have entered into an unsecured, uncommitted line of credit with Finco. For additional information, see “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Warehousing Agreement,” “—Note 7. Line of Credit Agreement” and “—Note 8. Subsequent Events.”
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any “related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (a) requires Independent Director approval pursuant to the Partnership Agreement and our governance guidelines, (b) would be required to be disclosed by us under Item 404(a) of Regulation
S-K
in which we were or are to be a participant, (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation
S-K)
had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of our Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of our Board of Directors. Our Independent Directors fulfill the obligations under this policy.
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

In addition, the Related Person Transaction Policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director
or director nominee, considers whether such transaction would compromise the director or director nominee’s status as an “independent” or
“non-employee”
director, as applicable, under our Partnership Agreement, our governance guidelines and our Code of Business Conduct and Ethics.
Certain Business Relationships
Certain of our current directors and officers are directors, officers or employees of the Investment Manager.
We are subject to conflicts of interest arising out of our relationship with Blackstone, including the General Partner, the Investment Manager and their affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of our Partnership Agreement, the terms and conditions of the Investment Management Agreement or the policies and procedures adopted by the General Partner, the Investment Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the Blackstone personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us. Certain transactions between us and Blackstone or its affiliates are subject to approval by our Independent Directors. Some examples of conflicts of interest that may arise by virtue of our relationship with Blackstone include transactions with Other Blackstone Accounts and other affiliates, allocation of investment opportunities, investments in different levels or classes of an issuer’s securities-related financing counterparties, broken deal expenses and affiliated service providers.
See “Part I. Item 1A. Risk Factors. Potential Conflicts of Interest” including “—Buying and Selling Investments or Assets from Certain Related Parties,” “—Other Blackstone Accounts; Allocation of Investment Opportunities,” “—Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally,” “—Related Financing Counterparties,” “Broken Deal Expenses,” and “Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers,” and “Blackstone-Affiliated Service Providers” for more information.
Promoters and Certain Control Persons
The Sponsor may be deemed a promoter of the Fund. We have entered into the Investment Management Agreement with the Investment Manager and the Partnership Agreement with the General Partner. The Investment Manager, for its investment management and its administrative services to us, will be entitled to receive Management Fees and the Administration Fee, respectively, in addition to the reimbursement of certain expenses. The General Partner will also be entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement and Partnership Agreement, to the extent permitted by applicable law, we will indemnify the Investment Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”

Item 14.	Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees (a)	$40,000	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$40,000	$30,000

(a)
Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our registration statement on Form 10 and our Annual Report on Form
10-K
and services attendant to, or required by, statute or regulation, and (2) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form
10-Q.

Our audit committee charter, which is available on our website at www.bxpe.com under “Governance Documents,” requires the audit committee to pre-approve
all audit and
non-audit
services to be provided by our independent registered public accounting firm in accordance with the charter of the audit committee. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the audit committee.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements:
See Item 8 above.

2.	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulation
s of the SEC are
not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1*	Second Amended and Restated Limited Partnership Agreement, dated March 12, 2024.

3.2	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 20, 2022).

3.3
Certificate of Amendment to Certificate of Limited Partnership Agreement (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 20, 2022).

4.1*	Description of Securities.

10.1*
Amended and Restated Warehousing Agreement, dated as of November 3, 2023, by and among Blackstone Holdings Finance Co. L.L.C., Blackstone Private Investment Advisors L.L.C., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund SICAV — BXPE Feeder SICAV — I, and Blackstone Private Equity Strategies Fund (Master) FCP — BXPE Master FCP — I.

10.2
Amended and Restated Uncommitted Unsecured Line of Credit, dated as of November 3, 2023, between Blackstone Holdings Finance Co. L.L.C., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund SICAV — BXPE Feeder SICAV — I (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.3
Dealer Manager Agreement, dated as of September 29, 2023, between Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. and Blackstone Securities Partners L.P. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 9, 2023).

10.4
Form of Selected Dealer Manager Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 9, 2023).

10.5
Investment Management Agreement, dated as of January 2, 2024, between Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Investments Advisors L.L.C. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2024).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the interactive Data File because its XBRL tabs are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
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
Date: March 15, 2024

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2024.

/s/ Christopher James
Christopher James, Chairperson of BXPE and the Board of Directors (Principal Executive Officer)

/s/ Christopher Striano
Christopher Striano, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ David Blitzer David Blitzer, Director

/s/ Joan Solotar Joan Solotar, Director

/s/ Raymond J. Beier Raymond J. Beier, Director

/s/ Grace Vandecruze Grace Vandecruze, Director

/s/ John Hershey John Hershey, Director