Form 10-Q
period 2024-03-31
Blackstone Private Equity Strategies Fund L.P.
filed 2024-05-14
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of April 30, 2024, the registrant had the following limited partnership units outstanding: 39,585,382 units of Class S, 1,851,672 units of Class D, and 50,917,245 units of
Class I.

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
for the year ended December 31, 2023, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov and www.bxpe.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

In this report, except where the context suggests otherwise:
The term “Aggregator” refers to BXPE US Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds), a Cayman Islands exempted limited partnership, through which the Fund invests all or substantially all of its assets.
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
We refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.”

The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds, as the context requires.
BXPE and BXPE Lux are together referred to as the “BXPE Fund Program.”
The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P.
The term “General Partner” refers to Blackstone Private Equity Strategies Associates L.P., our general partner.
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
The term “Portfolio Entity” refers, individually and collectively, to any entity owned, directly or indirectly through subsidiaries, by the Fund or Other Blackstone Accounts, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which investments are held.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.
The term “Transactional NAV” refers to the price at which transactions in the Fund’s units are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXPE U.S.’s board of directors (“Board of Directors”). Unless the context requires otherwise, references herein to NAV shall refer to Transactional NAV.
The term “Unitholders” refers to holders of BXPE U.S.’s limited partnership units (the “Units”). There are three classes of Units outstanding: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class” or a “Class”).
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, we believe it is important to present information for both BXPE U.S. and the Aggregator in this report. The unaudited financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Principles of Consolidation.”
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	March 31,	December 31,
	2024	2023
Assets

Investment in BXPE US Aggregator (CYM) L.P. at Fair Value (Cost $1,937,411)	$1,965,305	$—
Cash and Cash Equivalents	504	100

Total Assets	$1,965,809	$100

Liabilities and Net Assets
Due to Affiliates	$78	$—
Accounts Payable, Accrued Expenses and Other Liabilities	575	—
Servicing Fees Payable	54,435	—

Total Liabilities	55,088	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (32,272,800 Units issued and outstanding as of March 31, 2024; no Units issued and outstanding as of December 31, 2023)	765,797	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (1,616,129 Units issued and outstanding as of March 31, 2024; no Units issued and outstanding as of December 31, 2023)	40,287	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (43,433,515 Units issued and outstanding as of March 31, 2024; 4,000 Units issued and outstanding as of December 31, 2023)	1,104,387	100
General Partner Interest	250	—

Total Net Assets	1,910,721	100

Total Liabilities and Net Assets	$1,965,809	$100

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2024	2023
Expenses
Professional Fees	$477	$—
Directors’ Fees	261	—
Warehousing Fees	1,166	—
Other	4	—

Total Expenses	1,908	—
Warehousing Fees Waived	(1,166)	—

Net Expenses	742	—

Net Investment Income (Loss)	(742)	—
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	27,894	—

Net Increase in Net Assets Resulting from Operations	$27,152	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Blackstone Private Equity Strategies Fund L.P.
	Class S Units	Class D Units	Class I Units	General Partner Interest (a)	Total Net Assets
Balance at December 31, 2022 and March 31, 2023	$—	$—	$100	$—	$100

Balance at December 31, 2023	$—	$—	$100	$—	$100
Proceeds from Units Issued	809,127	40,500	1,088,873	250	1,938,750
Net Investment Income (Loss)	(305)	(16)	(421)	—	(742)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	11,453	606	15,835	—	27,894
Servicing Fees	(54,478)	(803)	—	—	(55,281)

Balance at March 31, 2024	$765,797	$40,287	$1,104,387	$250	$1,910,721

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$27,152	$—
Investment in Aggregator	(1,937,411)	—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investments Allocated from BXPE US Aggregator (CYM) L.P.	(27,894)	—
Issuance of Class I Units for Directors’ Fees	184	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities	575	—
Due to Affiliates	78	—
Servicing Fees Payable	(846)	—

Net Cash Provided by (Used in) Operating Activities	(1,938,162)	—

Financing Activities
Proceeds from Issuance of Units	1,938,566	—

Net Cash Provided by (Used in) Financing Activities	1,938,566	—

Cash and Cash Equivalents
Net Increase (Decrease)	404	—
Beginning of Period	100	100

End of Period	$504	$100

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Class I Units for Directors’ Fees	$184	$—

Accrued Servicing Fees	$55,281	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Per- centage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P.	Investee Fund	Various	Various	$1,965,305	102.9%

Total Investments (Cost $1,937,411)				$1,965,305	102.9%

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) is a Delaware limited partnership formed on April 5, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. is structured as a perpetual-life strategy, with monthly, fully-funded subscriptions and periodic repurchase offers. BXPE U.S. is conducting a continuous private offering of its Units (as defined below) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), a Delaware limited partnership, is a feeder vehicle for BXPE U.S. The Feeder invests all or substantially all of its assets in BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors.
BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (the “Aggregator”). The Aggregator has the same investment objectives as BXPE U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of BXPE U.S.’s condensed financial statements and are included following these condensed financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program.”
BXPE’s investment objectives are to deliver
medium-to
long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Investment operations commenced on January 2, 2024 when BXPE U.S. and the Feeder first sold unregistered limited partnership units (the “Units”) to third parties and began investing.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of the Feeder, BXPE U.S. and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “Board of Directors”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of BXPE U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to
Form 10-Q.
BXPE U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
(“ASC 946”). The condensed financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly and that estimates made in preparing its condensed financial statements are reasonable and prudent. Such estimates include those used in the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances) at the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2023 filed with the Securities and Exchange Commission.
Principles of Consolidation
In accordance with ASC 946, BXPE U.S. generally does not consolidate investments unless BXPE U.S. has a controlling financial interest in an investment company or operating company whose business consists of providing services to BXPE U.S. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. BXPE U.S. determines whether it has a controlling financial interest in an investment company at such company’s inception and continuously reconsiders that conclusion. In instances where BXPE U.S. wholly owns another investment company, BXPE U.S. believes this would constitute a controlling interest and consolidation would be appropriate. For non-wholly
owned interests in investment companies, BXPE U.S. assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether BXPE U.S. holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.
BXPE U.S. does not have a controlling financial interest in, and as a result, does not consolidate the Aggregator, nor any other reporting entities within BXPE, because (a) the General Partner is not acting solely on behalf of BXPE U.S. as it carries out its duties, and (b) BXPE U.S. does not absorb essentially all of the Aggregator’s variability. At each reporting date, BXPE U.S. assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within BXPE, and any associated consolidation implications.
Valuation of Investments at Fair Value
BXPE U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

investments held indirectly by BXPE U.S., please see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and please see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. for information regarding the valuation of investments.
BXPE U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company, and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXPE U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gains (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. in the Condensed Statement of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXPE U.S. may have bank balances in excess of federally insured amounts; however, BXPE U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
BXPE U.S. is treated as a partnership for U.S. federal income tax purposes and therefore is not subject to any U.S. federal and state income taxes. It is possible that BXPE U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXPE U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The members of BXPE U.S. would be treated as shareholders in a corporation, and BXPE U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXPE U.S. would be required to pay income tax at corporate rates on its net taxable income.
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income when earned at the time of receipt of proceeds from the Aggregator. BXPE U.S. has an interest of 76.7% in the Aggregator as of March 31, 2024. The remaining interest in the Aggregator is held by a Parallel Fund.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. and BXPE Lux (the “Borrowers”) entered into an amended and restated unsecured, uncommitted line of credit agreement (“A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. The A&R Line of Credit expires on November 2, 2024, subject to one year extension options requiring Finco approval.
Under the A&R Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is the then-current borrowing rate offered by a third party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.00%. Each advance under the A&R Line of Credit is repayable on the earliest of (a) the expiration of the A&R Line of Credit, (b) Finco’s demand and (c) the date on which the Investment Manager no longer acts as investment manager to the Borrowers, provided that the Borrowers will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrowers have not repaid all loans and other obligations

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

under the A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any repurchase requests of the Borrowers pursuant to any established unit repurchase plans, (c) use funds to close any investment which the Borrowers committed to prior to receiving a demand notice and (d) make distributions to its unitholders (“Unitholders”) or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The A&R Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of March 31, 2024, the Borrowers had no borrowings or amounts outstanding under the A&R Line of Credit.
5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class
 (as defined below)
.

BXPE U.S. offers three classes of limited partnership Units: Class S, Class D and Class I Units
 (each a “Unit Class” or a “Class”)
. The key differences among each Unit Class relate to the ongoing servicing fees and the upfront subscription fee. The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the Unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after BXPE U.S. accepted third party investors and commenced investment operations, which was in January 2024. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees.

Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXPE U.S.’s prior month-end
Transactional NAV per Unit.

The following table provides a summary of the Units issued during the three months ended March 31, 2024 and 2023:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of December 31, 2022 and March 31, 2023	—	—	4,000	4,000

Units Outstanding as of December 31, 2023	—	—	4,000	4,000
Units Issued During the Period	32,272,800	1,616,129	43,429,515	77,318,444

Units Outstanding as of March 31, 2024	32,272,800	1,616,129	43,433,515	77,322,444

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Repurchase Program
At the discretion of the General Partner, BXPE U.S. has implemented a repurchase program (the “Repurchase Program”) in which it offers to repurchase in each quarter up to
3
% of Units outstanding as of the close of the previous calendar quarter. BXPE U.S. conducts such repurchase offers in accordance with the requirements of Rule
13e-4
promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and subject to the BXPE U.S. Partnership Agreement (as defined below).

Under the Repurchase Program, to the extent BXPE U.S. offers to repurchase Units in any particular quarter, BXPE U.S. expects to repurchase Units using a purchase price equal to BXPE U.S.’s Transactional NAV per Unit as of the last calendar day of the applicable quarter (the “Repurchase Date”), subject to the Early Repurchase Deduction (as defined below).
Any repurchase requests of Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to
5
% of the value of BXPE U.S.’s Transactional NAV of the Units being repurchased (calculated as of the Repurchase Date) (the “Early Repurchase Deduction”) for the benefit of BXPE U.S. and its Unitholders.
BXPE U.S. commenced its first offering pursuant to the Repurchase Program on April 1, 2024.
There were no repurchase requests
submitted within the April offering period.
6. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a limited partnership agreement, as amended and restated (the “
BXPE U.S.
Partnership Agreement”), with the General Partner. Overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”)
by BXPE U.S. (indirectly through
the Aggregator
).
Investors in the Feeder, BXPE U.S. and Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at the Feeder, BXPE U.S., or Parallel Funds. For the three months ended March 31, 2024, BXPE U.S. was allocated $4.6 million of the Performance Participation Allocation recognized by the Aggregator. Please refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Performance Participation Allocation.
Investment Management Agreement
BXPE U.S. has entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager may enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Management Fee
In consideration for its investment management services, BXPE U.S. (indirectly through the Aggregator) will pay the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXPE U.S. and Parallel Funds will indirectly bear a portion of the Management Fee paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses will not be duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three months ended March 31, 2024, BXPE U.S. was allocated $5.1 million of the gross Management Fee recognized by the Aggregator, which was fully waived by the Investment Manager.
The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE U.S. first accepted third party investors and commenced investment operations, which was January 2, 2024. The Investment Manager has the right to extend the Management Fee waiver at its discretion. Please refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Management Fee.
Blackstone Capital Markets (“BXCM”), a subsidiary of Blackstone, provides transaction-related capital markets services to investments of BXPE. To the extent BXCM receives a fee in exchange for such services, the Investment Manager may agree to waive a portion of the Management Fee payable. For the three months ended March 31, 2024, there were no offsets issued in connection with portfolio transaction-related capital markets services. For the three months ended March 31, 2024, BXCM received $0.2 million of transaction fees from acquisitions closed within BXPE which may be utilized for Management Fee offsets in future periods.
Administration Fee
The Investment Manager provides administration services to BXPE, consistent with the

BXPE U.S.
 Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE U.S. (indirectly through the Aggregator). Investors in the Feeder, BXPE U.S. and Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S., or Parallel Fund. For the three months ended March 31, 2024, BXPE U.S. was allocated $0.4 million of the Administration Fee recognized by the Aggregator. Please refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Administration Fee.
Dealer Manager Agreement
BXPE U.S. and the Feeder entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXPE U.S.’s relationships with third party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXPE U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of
0.85
% of the value of BXPE U.S.’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of
 0.25
% of the value of BXPE U.S.’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the servicing fees, BXPE U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, repurchases, if any, for that month and distributions payable on BXPE U.S.’s Units. There will not be Unitholder servicing fees with respect to Class I Units. The Unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Accrued servicing fees as of March 31, 2024 are $54.5 million and $0.8 million for Class S and Class D, respectively.
Line of Credit and Warehousing Agreements

The Borrowers entered into the A&R Line of Credit with Finco. BXPE U.S., BXPE Lux and the Investment Manager, in its capacity as Investment Manager, on behalf of and not for its own account, of (a) BXPE U.S. and (b) BXPE Lux (together with their respective parallel funds) entered into an Amended and Restated Warehousing Agreement (the “A&R Warehousing Agreement”) with Finco in connection with the launch and ramp up of the BXPE Fund Program. For additional information, see Note 4. “Line of Credit Agreement” and Note 8. “Warehousing Agreement.”

Due to Affiliates
Due to Affiliates is comprised of cash advances made by Finco on behalf of BXPE U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXPE U.S. and are non-interest
bearing.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux operated as distinct investment structures.
Affiliates
The General Partner, Investment Manager, Dealer Manager, the Feeder, Parallel Funds, the Aggregator and BXPE Lux are affiliates of BXPE U.S.
7. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXPE U.S.’s available liquidity, including proceeds from the issuance of Units by BXPE U.S. and available borrowing capacity under the A&R Line of Credit. For information regarding the A&R Line of Credit, see Note 4. “Line of Credit Agreement.”

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2024, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote.
8. Warehousing Agreement
On November 3, 2023, BXPE U.S., BXPE Lux and the Investment Manager entered into the A&R Warehousing Agreement with Finco. Under the A&R Warehousing Agreement, in connection with the launch and ramp of the BXPE Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXPE Investment Committee up to an aggregate invested equity amount of $500.0 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco agreed to subsequently transfer each Approved Warehoused Investment to the Aggregator and BXPE Lux, and the Aggregator and BXPE Lux agreed to acquire such investments from Finco (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager determined in its sole discretion which and what portions of Approved Warehoused Investments that Aggregator and BXPE Lux acquired on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. The term of the A&R Warehousing Agreement shall be through November 2, 2024 (one year), unless extended by the mutual agreement of the parties.
The first and only Warehouse Closing Date occurred on January 2, 2024 when BXPE U.S. acquired 11 investments and commitments from Finco and its affiliates at cost. Finco agreed to waive the 5%
fee
, which totaled $1.2 million for the purchase of the investments and commitments on January 2, 2024. The fee
accrued is reported in Warehousing Fees and the waived interest is reported in Warehousing Fees Waived on the Condensed Statements of Operations. As of March 31, 2024, the warehouse had been fully repaid and no amounts remained outstanding.
9. Financial Highlights
The following financial highlights for the three months ended March 31, 2024 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXPE U.S. had not received subscriptions or commenced investing activities during the three months ended March 31, 2023.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2024
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$25.00

Proceeds from Units Issued	25.00	25.00	—

Net Investment Income	(0.01)	(0.01)	(0.01)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	0.44	0.44	0.44
Servicing Fees	(1.70)	(0.50)	—

Net Increase (Decrease) in Net Assets Resulting from Operations	(1.27)	(0.07)	0.43

Net Asset Value, End of Period	$23.73	$24.93	$25.43

Units Outstanding, End of Period	32,272,800	1,616,129	43,433,515
Total Return Based on Net Asset Value (a)	-5.08%	-0.28%	1.71%
Ratios to Weighted Average Net Assets (Non-Annualized)
Expenses without Waivers (b)	0.12%	0.12%	0.12%
Warehousing Fees Waivers	-0.07%	-0.07%	-0.07%

Total Expenses	0.05%	0.05%	0.05%

Net Investment Income (Loss)	-0.05%	-0.05%	-0.05%

(a)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.

(b)	Expense ratio includes Professional Fees, Directors’ Fees, Warehousing Fees and Other.

10.	Subsequent Events
There have been no events since March 31, 2024 that require recognition or disclosure in the Condensed Financial Statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	March 31, 2024	December 31, 2023
Assets
Investments at Fair Value (Cost $1,517,770)	$1,526,650	$—
Investments in Affiliated Investee Funds at Fair Value (Cost $593,561)	603,712	—
Cash and Cash Equivalents	569,082	—
Accounts Receivable	4,861	—
Other Assets	2,513	—
Deferred Assets	1,929	—

Total Assets	$2,708,747	$—

Liabilities and Equity
Due to Affiliates	$29	$—
Accounts Payable and Accrued Expenses	902	—
Payable for Investments Purchased	131,594	—
Taxes Payable	314	—
Administration Fees Payable	456	—
Organization Costs Payable	5,359	—
Offering Costs Payable	2,572	—
Accrued Performance Participation Allocation	5,212	—

Total Liabilities	146,438	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized, (100,725,569 Units issued and outstanding as of March 31, 2024; no Units issued and outstanding as of December 31, 2023)	2,562,309	—
Limited Partnership Unit — Class B Units, unlimited Units authorized, (no Units issued and outstanding as of March 31, 2024; no Units issued and outstanding as of December 31, 2023)	—	—

Total Net Assets	2,562,309	—

Total Liabilities and Net Assets	$2,708,747	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2024	2023
Income
Interest Income	$25,934	$—
Other	54	—

Total Income	25,988	—

Expenses
Management Fees	5,699	—
Organizational Expenses	5,435	—
Performance Participation Allocation	5,212	—
Professional Fees	931	—
Other	907	—
Deferred Offering Costs Amortization	643	—
Administration Fees	456	—

Total Expenses	19,283	—
Management Fees Waived	(5,699)	—
Expense Support	(187)	—

Net Expenses	13,397	—

Net Investment Income Before Provision for Taxes	12,591	—
Provision for Taxes	314	—

Net Investment Income	12,277	—

Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments	(136)	—
Net Change in Unrealized Gain (Loss) on Investments	21,014	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(2,340)	—

Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	18,538	—

Net Increase in Net Assets Resulting from Operations	$30,815	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Class A Units	Class B Units	Total Net Assets

Balance at December 31, 2022 and March 31, 2023	$—	$—	$—

Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	2,531,494	—	2,531,494
Net Investment Income	12,277	—	12,277
Net Realized Gain (Loss) on Investments	(136)	—	(136)
Net Change in Unrealized Gain (Loss) on Investments	21,014	—	21,014
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(2,340)	—	(2,340)

Balance at March 31, 2024	$2,562,309	$—	$2,562,309

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2024	2023
Operating Activities

Net Increase in Net Assets Resulting from Operations	$30,815	$—
Purchases of Investments	(2,247,624)	—
Proceeds from Investments	136,152	—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized (Gain) Loss on Investments	136	—
Net Change in Unrealized (Gain) Loss on Investments	(21,014)	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	2,340	—
Net Amortization of Debt Securities	34	—
Deferred Offering Costs Amortization	643	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(4,861)	—
Other Assets	(2,513)	—
Deferred Assets	(2,572)	—
Due to Affiliates	29	—
Accounts Payable and Accrued Expenses	516	—
Payable for Investments Purchased	131,594	—
Taxes Payable	314	—
Administration Fees Payable	456	—
Organization Costs Payable	5,359	—
Offering Costs Payable	2,572	—
Accrued Performance Participation Allocation	5,212	—

Net Cash Provided by (Used in) Operating Activities	(1,962,412)	—

Financing Activities
Proceeds from Issuance of Units	2,531,494	—

Net Cash Provided by (Used in) Financing Activities	2,531,494	—

Cash and Cash Equivalents
Net Increase (Decrease)	569,082	—
Beginning of Period	—	—

End of Period	$569,082	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

				Fair Value
				as a Per-
				centage
	Type of			of Net
Name of Investment	Investment	Geography	Fair Value	Assets
Investments
Portfolio Companies
Technology, Media and Telecommunications
Investments in Portfolio Companies (a)	(b)	(b)	$372,125	14.5%

Total Technology, Media and Telecommunications			372,125	14.5%

Consumer and Services
Investment in Portfolio Companies (a)	(c)	(c)	294,324	11.5%

Total Consumer and Services			294,324	11.5%

Total Portfolio Companies (Cost $657,094)			666,449	26.0%

Debt Securities
Industrials and Energy
Investment in Debt Securities (a)	Bank Debt	(d)	370,246	14.4%

Total Industrials and Energy			370,246	14.4%

Technology, Media and Telecommunications
Investment in Debt Securities (a)	Bank Debt	(e)	129,374	5.0%

Total Technology, Media and Telecommunications			129,374	5.0%

Consumer and Services
Investment in Debt Securities (a)	Bank Debt	(f)	350,664	13.7%

Total Consumer and Services			350,664	13.7%

Real Estate
Investment in Debt Securities	Bank Debt	North America	9,917	0.4%

Total Real Estate			9,917	0.4%

Total Debt Securities (Cost $860,676)			860,201	33.6%

Total Investments (Cost $1,517,770)			1,526,650	59.6%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

				Fair Value
				as a Per-
				centage
	Type of			of Net
Name of Investment	Investment	Geography	Fair Value	Assets
Affiliated Investee Funds
Captree Park CLO, Ltd. (g)(h)	Investee Fund	North America	$357,096	13.9%
Peebles Park CLO, Ltd. (g)	Investee Fund	North America	46,485	1.8%
Bayswater Park CLO, Ltd. (g)	Investee Fund	North America	39,992	1.6%
BSOF SRT Parallel Onshore Fund L.P.	Investee Fund	North America	71,421	2.8%
BSOF Parallel Onshore Fund L.P.	Investee Fund	North America	44,608	1.7%
SP Tortuga Acquisitions L.P.	Investee Fund	North America	24,600	1.0%
Blackstone Credit Rated Fund Trust LP	Investee Fund	North America	17,295	0.7%
Strategic Partners IX Investments - B L.P.	Investee Fund	Various	2,215	0.1%

Total Affiliated Investee Funds (Cost $593,561)			603,712	23.6%

Cash and Cash Equivalents
Short Term Investments
U.S. Treasury Bill, 0.0%, due 4/4/2024, par $300,000	Short Term Investment	North America	299,437	11.7%
U.S. Treasury Bill, 0.0%, due 4/2/2024, par $100,000	Short Term Investment	North America	99,796	3.9%

Total Short Term Investments (Cost $399,233)			399,233	15.6%

Money Market Fund
Fidelity Institutional Treasury Portfolio Money Market Fund	Money Market Fund	n/a	138,988	5.4%

Total Money Market Fund (Cost $138,988)			138,988	5.4%

Cash
Cash Held at Banks	Cash Held at Banks	n/a	30,861	1.2%

Total Cash (Cost $30,861)			30,861	1.2%

Total Cash and Cash Equivalents (Cost $569,082)			569,082	22.2%

Total Investments, Investments in Affiliated Investee Funds and Cash and Cash Equivalents (Cost $2,680,413)			$2,699,444	105.4%

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a Not applicable.
(a)	There were no single investments included in this category that exceeded 5% of net assets.
(b)	Fair value shown is comprised of 86.2% common equity and 13.8% debt. 97.3% of fair value shown is domiciled in North America and 2.7% in Europe.
(c)
Fair value shown is comprised of 43.2% Consumer, 31.0% Business Services and 25.8% Insurance. Fair value is comprised of 47.7% common equity, 28.4% preferred equity, 21.4% convertible preferred equity and 2.5% warrants. 68.2% of fair value shown is domiciled in North America and 31.8% of fair value in Europe.

(d)	Fair value shown is comprised of 93.8% Industrials and 6.2% Energy. 97.6% of fair value shown is domiciled in North America and 2.4% in Europe.
(e)	97.2% of fair value shown is domiciled in North America and 2.8% in Europe.
(f)	Fair value shown is comprised of 51.3% Consumer, 31.7% of Financial Services and 17.0% Health Care. 87.4% of fair value shown is domiciled in North America, 11.5% in Europe and 1.1% in Asia.
(g)	The Aggregator’s interest in this investment is held through Blackstone CLO Management, LLC – Series 9.
(h)	The Aggregator’s allocable share of individual investments held within Captree Park CLO, Ltd. were all below 5% of the Aggregator’s net assets.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
BXPE US Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on June 15, 2023. BXPE US Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the limited partnership agreement, as amended and restated (the “Aggregator Partnership Agreement”).
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. and the Feeder are structured as a perpetual-life strategy, with monthly, fully-funded subscriptions and periodic repurchase offers. The Feeder is a feeder vehicle for BXPE U.S. and invests all or substantially all of its assets in BXPE U.S. In turn, BXPE U.S. invests all or substantially all of its assets in the Aggregator. The Aggregator has the same investment objectives as BXPE U.S.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program.”
BXPE’s investment objectives are to deliver
medium-to
long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Investment operations commenced on January 2, 2024 when BXPE U.S. and the Feeder sold unregistered limited partnership units (the “Units”) and subsequently invested those proceeds into the Aggregator.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of the Feeder, BXPE U.S. and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “Board of Directors”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Aggregator. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Investments and Financial Instruments
ASC
820-10,
Fair Value Measurement
(“ASC 820”), establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:

●
Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly-traded securities in an active market. The Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Aggregator holds a large position and a sale could reasonably impact the quoted price.

●
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly-traded securities with restrictions on disposition, and certain convertible securities.

●
Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately-held debt, equity and certain convertible securities.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Investments at Fair Value and Investments in Affiliated Investee Funds
Investments at Fair Value
The Aggregator values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”
The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance
and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.
Under the income approach, which is generally the Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital
ratios of companies deemed comparable to the investee company.
Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, such as earnings before interest and taxes or other performance metric, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale
approach as the primary method with emphasis given to certain considerations including, but not limited to unitholder approval, regulatory approval, financing, completion of due diligence and break-up
fees.
Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued by the Aggregator after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security specific factors such as relative capital structure priority and interest and yield risks.
Publicly-traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Aggregator to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including but not limited to, the publicly-traded share price of the common shares or units in active markets as of the reporting date, preferred-in-kind
dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
Investments in Affiliated or Unaffiliated Investee Funds
Investments in affiliated or unaffiliated investee funds (“Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the Investee Funds as a practical expedient for fair value. The Aggregator may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investee Fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performing ongoing operational due diligence, review of the Investee Fund’s financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the Aggregator determines, based on its own due diligence and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation (“CLO”) vehicle, the Aggregator will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.
Cash and Cash Equivalents

Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds, Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statement of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Condensed Consolidated Statements of Assets and Liabilities, see Note 5. “Related Party Transactions.”

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Foreign Currency
In the normal course of business, the Aggregator makes investments outside the United States (“U.S.”) through subsidiaries with a
non-U.S.
dollar currency.
Non-U.S.
dollar denominated assets and liabilities of these subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Cumulative translation adjustments arising from the translation of
non-U.S.
dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations.
Net Realized and Unrealized Gain (Loss) on Investments
The Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Income Recognition
The Aggregator recognizes interest income from private investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from publicly-traded securities on the ex-dividend
date and from private securities when earned. Public investment transactions are recorded on their respective trade dates and private investment transactions are recorded on their respective closing dates. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organizational and Offering Expenses
Prior to BXPE U.S. and the Feeder first accepting third party investors and commencing investment operations on January 2, 2024, organizational and offering expenses were paid by the Investment Manager. After BXPE U.S. and the Feeder accepted third party investors and commenced investment operations, costs associated with the organization of BXPE were expensed. Costs associated with the offering of BXPE U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a 12 month period from January 2, 2024. Organization and offering expenses are born by the Aggregator since the expenses benefit all investors that invest through the Feeder, BXPE U.S. or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering
expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
Management Fees Waived
The Investment Manager has agreed to waive the Management Fee (as defined in Note 5. “Related Party Transactions”) for the first six months following the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations on January 2, 2024. The Investment Manager has the right to extend the Management Fee waiver at its discretion. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations. Refer to Note 5. “Related Party Transactions” for more information.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation (as defined in Note 5. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement are reported in Expense Support on the Condensed Consolidated Statements of Operations and reported in Accounts Receivable on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 5. “Related Party Transactions” for more information.
Income Taxes
The Aggregator is treated as a partnership for income tax purposes and is not directly subject to income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The members of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board issued amended guidance on the accounting for Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance requires that reporting entities not consider contractual sale restrictions that prohibit the sale of equity securities when measuring fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The Aggregator will adopt the amended guidance on January 1, 2025. Upon adoption, the Aggregator does not expect a significant impact on the condensed consolidated financial statements or any measurement impacts, but will update disclosures to comply with the new requirements.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels as of March 31, 2024:

	March 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$30,861	$—	$—	$—	$30,861
Money Market Fund	138,988	—	—	—	138,988
Short Term Investments	—	399,233	—	—	399,233

Total Cash and Cash Equivalents	169,849	399,233	—	—	569,082

Investments
Portfolio Companies	—	—	666,449	—	666,449
Debt Securities	—	858,792	1,409	—	860,201

Total Investments	—	858,792	667,858	—	1,526,650
Investments in Affiliated Investee Funds	—	—	86,476	517,236	603,712

	$169,849	$1,258,025	$754,334	$517,236	$2,699,444

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of March 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$405,448	Discounted Cash Flows	WACC	7.9% - 22.8%	17.3%	Lower
			NOI Capital Exit Rate	6.3%	6.3%	Lower
			Exit Multiple	11.2x - 22.0x	18.0x	Higher
	261,001	Transactional Value	n/a
Debt Securities	1,409	Market Quotations

Total Investments	667,858
Investments in Affiliated Investee Funds	86,476	Discounted Cash Flows	WACC	17.5% - 18.5%	18.0%	Lower

	$754,334

n/a	Not applicable.
WACC	Weighted Average Cost of Capital.
NOI Capital Exit Rate	Net Operating Income Capital Exit Rate.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Market Quotations	Broker quoted prices provided by independent pricing services.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended March 31, 2024, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2024
			Affiliated
	Portfolio	Debt	Investee
	Companies	Securities	Funds	Total
Balance, Beginning of Period	$—	$—	$—	$—
Purchases	657,094	1,400	84,040	742,534
Net Change in Unrealized Gain (Loss) on Investments	11,309	9	2,436	13,754
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(1,954)	—	—	(1,954)

Balance, End of Period	$666,449	$1,409	$86,476	$754,334

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$9,355	$9	$2,436	$11,800

There were no transfers of investments into or out of Level III of the fair value hierarchy during the three months ended March 31, 2024.
Investments in Investee Funds
The following table summarizes Investments in Affiliated Investee Funds, by investment strategy, the unfunded commitment of each strategy (if applicable) and the fair value of the investments in the affiliated Investee Funds. As of March 31, 2024, none of these investments may be redeemed at or within three months of the reporting date. The Aggregator may receive distributions resulting from income and/or sales of underlying assets; however, an estimate of the period of time over which the underlying assets are expected to be liquidated by the Investee Funds cannot be made.

Investments in Investee Funds by Strategy	Unfunded Commitment	Fair Value
Private Equity
Strategic Partners IX Investments - B L.P.	$24,125	$2,215
SP Tortuga Acquisitions L.P.	25,400	24,600

	49,525	26,815

Credit
Blackstone Credit Rated Fund Trust LP	86,602	17,295
Captree Park CLO, Ltd.	—	357,096
Peebles Park CLO, Ltd.	—	46,485
Bayswater Park CLO, Ltd.	—	39,992
BSOF SRT Parallel Onshore Fund L.P.	—	71,421
BSOF Parallel Onshore Fund L.P.	—	44,608

	86,602	576,897

	$136,127	$603,712

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The General Partner may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies, in accordance with ASC 946, and the General Partner has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV in accordance with ASC 946. The net change in unrealized gains (losses) on investments in affiliated Investee Funds is $10.2 million for the three months ended March 31, 2024. Net realized gains (losses) on investments in affiliated Investee Funds was less than $0.1 million for the three months ended March 31, 2024. Refer to Note 5. “Related Party Transactions” for more detail on investments in affiliated Investee Funds.
4. Net Assets

The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units. No Class B Units have been issued by the Aggregator since inception. As of March 31, 2024, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.

The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $
25.00 per unit.
Transactional NAV was first determined as of the end of the first full month after BXPE U.S. and the Feeder had accepted third party investors and commenced investment operations, which was on January 2, 2024. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash and the deduction of any liabilities, including the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined below) and the deduction of expenses.
Unit issuances related to monthly contributions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to the Aggregator’s most recent Transactional NAV per Unit available for Class A Units, which is the Aggregator’s prior month-end
Transactional NAV per Unit.
The following table provides a summary of the Units issued during the three months ended March 31, 2024 and 2023.

	Class A
	Units	Total

Units Outstanding as of December 31, 2022 and March 31, 2023	—	—

Units Outstanding as of December 31, 2023	—	—
Units Issued During the Period	100,725,569	100,725,569

Units Outstanding as of March 31, 2024	100,725,569	100,725,569

In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to offer to repurchase Units from limited partners to match any repurchase offers made by BXPE U.S. and any Parallel Fund. Any repurchase of Units will be effected by the Aggregator as needed to comply with the Repurchase Program of BXPE U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Units repurchased by the Aggregator only with the consent of BXPE U.S., including, if applicable, approval by the Board of Directors.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Related Party Transactions
Partnership Agreement

The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXPE’s portfolio management function to the Investment Manager on January 2, 2024.

Performance Participation Allocation

The General Partner receives a performance participation allocation (“Performance Participation Allocation”)
by BXPE U.S. (indirectly through
the Aggregator
)
equal to
12.5
% of total return subject to a
5
% annual hurdle amount and a high water mark with
100
%
catch-up.
Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation is paid at the end of such first calendar year, and thereafter, the allocation will be paid quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, Units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in Units, such Units may be repurchased at the General Partner’s request and will be subject to certain limitations.

For the three months ended March 31, 2024, the Aggregator accrued unrealized Performance Participation Allocation of $
5.2
 million. The amount of unrealized Performance Participation Allocation accrued is as if BXPE had been liquidated at its net asset value at that date and at that time, if any, will be paid or realized to the General Partner. The unrealized Performance Participation Allocation is subject to the future performance of BXPE throughout the Performance Participation Allocation period of each limited partner.
Investment Management Agreement
On January 2, 2024, BXPE U.S. entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may enter into additional sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.

Management Fee

In consideration for its investment management services, the Aggregator
,
on behalf of its limited partners
,
will pay the Investment Manager a management fee (the “Management Fee”) equal to
1.25
% of the Aggregator’s Transactional NAV per year payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE U.S.’s and the Feeder’s
Class S/S-TE
and
Class D/D-TE
Units, Administration Fee (as defined below), Performance Participation Allocation, pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of intermediate entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity. The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE U.S. and the Feeder first accepts third party investors and commences investment operations, which was January 2, 2024. The Investment Manager has the right to extend the Management Fee waiver at its discretion.

For the three months ended March 31, 2024, the Aggregator accrued Management Fees of $
5.7
 million of which the Investment Manager waived all $
5.7
 million. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.

Administration Fee

The Investment Manager and its affiliates provide administration services to BXPE, consistent with the

Aggregator
 Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate,
0.10
% of Aggregator’s Transactional NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee and the Performance Participation Allocation, pending Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.

For the three months ended March 31, 2024, the Aggregator accrued Administration Fees of $
0.5
 million.

Investments in Affiliated Investee Funds

The Aggregator has investments in certain Blackstone-affiliated investment funds (“Investments in Affiliated Investee Funds”). As of March 31, 2024, the Aggregator had Investments in Affiliated Investee Funds of $
603.7
 million. Please refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.

Expense Support

For the three months ended March 31, 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s NAV.

For the three months ended March 31, 2024, the Aggregator accrued Expense Support of
$
0.2

million that will be paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Due to Affiliates
Due to Affiliates is comprised of cash advances made by Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
bearing.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S., the Feeder, Parallel Funds and BXPE Lux are affiliates of the Aggregator.
6. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to
Class S/S-TE
and
Class D/D-TE
Units, on BXPE’s behalf through the first anniversary of the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations. BXPE first accepted third party investors and commenced investment operations on January 2, 2024 (the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of March 31, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the amount of $7.9 million of which $5.4 million relates to Organizational Expenses and was expensed as incurred and $2.6 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. For the three months ended March 31, 2024, organizational and offering expenses totaled $5.4 million and $0.6 million, respectively, and are reported in Organizational Expenses and Deferred Offering Costs Amortization, respectively, on the Condensed Consolidated Statements of Operations.
As of March 31, 2024, the Aggregator had unfunded commitments to existing investments of $304.2 million and the BXPE Fund Program had conditional commitments of $647.9 million to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2024, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7. Income Taxes
For the three months ended March 31, 2024, the Aggregator Corporations estimated current and deferred taxes of $0.3 million, at an effective tax rate of 26.5%.
8. Financial Highlights
The following financial highlights for the three months ended March 31, 2024 are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class A Units were outstanding during the three months ended March 31, 2023. No Class B Units have been issued by the Aggregator since inception.

Three Months Ended
March 31, 2024
Class A
Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Income	0.11
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	0.33

Net Increase in Net Assets Resulting from Operations	0.44

Net Asset Value, End of Period	$25.44

Units Outstanding, End of Period	100,725,569
Total Return Based on Net Asset Value (a)	1.75%
Ratios to Weighted Average Net Assets (Non-Annualized)
Expenses without Waivers (b)	0.78%
Expenses and Management Fees Waivers (b)	-0.33%
Accrued Performance Participation Allocation	0.29%

Total Expenses	0.74%

Net Investment Income	0.68%

(a)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.

(b)	Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees and Other.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through May 14, 2024, which is the date that these Condensed Consolidated Financial Statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the Condensed Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of Blackstone Private Equity Strategies Fund L.P. and the unaudited condensed consolidated financial statements and the related notes of BXPE US Aggregator (CYM) L.P. both included within this Quarterly Report on Form
10-Q.
In this report, we refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.” The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds, as the context requires. BXPE and Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”) are together referred to as the “BXPE Fund Program.”
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, in this discussion and analysis, we believe it is important to present information for both BXPE U.S. and the Aggregator. The unaudited financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “— Critical Accounting Estimates — Principles of Consolidation.”
Overview
BXPE U.S. was organized on April 5, 2022 as a Delaware limited partnership. BXPE U.S. is a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.
We invest primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”), leveraging the talent and investment capabilities of Blackstone’s private equity platform (the “PE Platform”) to create an attractive portfolio of alternative investments diversified across geographies and sectors. Our General Partner and our Investment Manager are affiliates of Blackstone and are collectively referred to as the “Sponsor.”
We access Private Equity Investments in a variety of ways, including through:

●	“Direct Investments” — Investments in companies and other private assets,

●	“Secondary Investments” — Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third party managers and

●	“Primary Commitments” — Capital commitments to commingled, blind pool investment funds managed by Blackstone or third party managers.
To a lesser extent, we also invest in debt and other securities (“Debt and Other Securities”), including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents. Debt and Other Securities are generally expected to be liquid, and may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
We employ a thematic, sector-based approach to private equity investing with a focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities create competitive advantages for the BXPE Fund Program. We expect that over the long term, we will invest at least 80% of our net asset value (“NAV” or “Net Asset Value”) in Private Equity Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. We may make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.

Notable Transactions
BXPE U.S. and the Feeder commenced operations on January 2, 2024.
Subscriptions
As of March 31, 2024, BXPE U.S. has issued interests for total subscriptions of $1.9 billion since inception. Subsequent to March 31, 2024, BXPE U.S. issued interests for an additional $707.3 million in connection with the closings on April 1 and May 1, 2024, bringing inception to date subscriptions to $2.6 billion.
As of March 31, 2024, the BXPE Fund Program has issued interests for total subscriptions of $2.7 billion since inception. Subsequent to March 31, 2024, the BXPE Fund Program has issued interests for an additional $446.1 million and $629.4 million in connection with the closings on April 1 and May 1, 2024, respectively, bringing inception to date subscriptions to $3.8 billion.
Investment Portfolio
As of March 31, 2024, the BXPE Fund Program’s portfolio consisted of investments and future commitments to acquire investments totaling up to $2.4 billion. As of March 31, 2024, the BXPE Fund Program has invested or committed $808.7 million in corporate private equity investments, $479.7 million in opportunistic investments, $400.0 million in secondaries, $385.0 million in liquid credit investments and $294.3 million in growth investments. The BXPE Fund Program’s portfolio is primarily invested in North America and diversified across sectors and themes, including technology, specialty finance, digital infrastructure, consumer, business services and life sciences. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all.
As of May 14, 2024, the BXPE Fund Program’s portfolio consisted of investments and future commitments to acquire investments totaling up to $4.9 billion. As of May 14, 2024, the BXPE Fund Program has invested or committed $1.9 billion in corporate private equity investments, $1.3 billion in opportunistic investments, $772.3 million in liquid credit investments, $444.3 million in growth investments and $400.0 million in secondaries. The BXPE Fund Program’s portfolio is primarily invested in North America and diversified across sectors and themes, including specialty finance, digital infrastructure, media and telecommunications, technology, consumer and industrials. As of May 14, 2024, BXPE’s portfolio consisted of investments and future commitments to acquire investments totaling up to $4.7 billion. To date BXPE has funded $1.8 billion to investments, has committed an additional $236.7 million to closed investments and committed, together with BXPE Lux, up to $2.6 billion to new investments. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all.
In addition to the commitments above, the BXPE Fund Program has agreed to participate in investment opportunities alongside Other Blackstone Accounts across the PE Platform through Blackstone’s side-by-side in investment program, which is just one method through which the BXPE Fund Program accesses investments. The total commitments to such opportunities will be determined at closing and there can be no assurance that such transactions will close as expected or at all.
We acquired a portion of these investments and commitments from Blackstone Holdings Finance Co. L.L.C. (“Finco”) and its affiliates pursuant to an amended and restated warehousing agreement at cost at commencement of operations. As of March 31, 2024, the warehouse has been fully repaid and no amounts remain outstanding. For more information, see Note 8. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Key Components of Our Results of Operations and Financial Metrics
From inception through January 2, 2024, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and the results of operations are discussed below.

Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.
BXPE U.S. generates income primarily from its investment in the Aggregator. As of March 31, 2024, BXPE U.S. has an interest of 76.7% in the Aggregator. For the three months ended March 31, 2024, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $30.8 million which resulted in BXPE U.S. recognizing a Net Change in Unrealized Gains (Losses) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $27.9 million. There were no net realized gains or losses from the investment in the Aggregator for the three months ended March 31, 2024. Key drivers of the result of operations of the Aggregator are discussed below.
Aggregator Income and Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currency
The Aggregator generates income primarily from investments in Private Equity Investments, including dividends, and distributions on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also generate income in the form of interest income from our investments in Debt and Other Securities, which may be used to facilitate capital deployment and provide a potential source of liquidity.
The Aggregator’s Private Equity Investments and Debt and Other Securities also generate net realized and unrealized gains and losses and net realized and unrealized gains and losses of foreign exchange translation of assets and liabilities denominated in foreign currencies. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investments values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.
For the three months ended March 31, 2024, the Aggregator recorded $25.9 million of Interest Income driven by interest earned on Debt and Other Securities. For the three months ended March 31, 2024, the Aggregator recognized $21.0 million of Net Change in Unrealized Gain (Loss) on Investments driven by unrealized appreciation on Private Equity Investments, $(2.3) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies and $(0.1) million of Net Realized Gain (Loss) on Investments.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Manager. The Aggregator will bear other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE U.S.’s investment management agreement, (b) performance participation allocation paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity and (d) all other expenses of BXPE’s operations, administrations and transactions, excluding expenses specific to BXPE U.S. (described below).
For the three months ended March 31, 2024, the Aggregator incurred $19.3 million in gross Total Expenses, comprised primarily of gross Management Fees of $5.7 million, which were fully waived by $5.7 million as the Investment Manager agreed to waive the Management Fees for the first six months following the date BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations, Organizational Expenses of $5.4 million, which represent costs incurred prior to commencement of principal operations, Performance Participation Allocation of $5.2 million and Professional Fees of $0.9 million, of which the Investment Manager waived $0.2 million. For the three months ended March 31, 2024, the Aggregator incurred $13.4 million in Net Expenses which represents total gross expenses less amounts waived.

Aggregator Changes in Net Assets Resulting from Operations
For the three months ended March 31, 2024, the Aggregator recorded a Net Increase in Net Assets Resulting from Operations of $30.8 million. The increase in net assets is attributed to unrealized gains/losses related to the change in value of Private Equity Investments.
Expenses
For the three months ended March 31, 2024, BXPE U.S. incurred $1.9 million in gross Total Expenses, comprised primarily of gross Warehousing Fees of $1.2 million, which were fully offset by $1.2 million as the Investment Manager agreed to waive the Warehousing Fees, Professional Fees of $0.5 million, inclusive of audit, tax compliance, regulatory and filing fees and Directors’ Fees of $0.3 million. For the three months ended March 31, 2024, BXPE U.S. incurred $0.7 million in Net Expenses which represents total gross expenses less amounts waived.
Financial Condition, Liquidity and Capital Resources
BXPE generates cash primarily from the net proceeds of its continuous offering of Units, income earned from Private Equity Investments, proceeds from net borrowings on our credit facilities and unsecured debt issuances, and income earned and repayments on principal on our debt investments. The primary uses of our Cash and Cash Equivalents are for purchasing investments in companies via intermediaries and other equity and debt instruments, funding the costs of our operations, funding repurchases under our Unit repurchase program, debt service, repayment and other financing costs of our borrowings and cash distributions to the holders of our Units.
As of March 31, 2024, BXPE U.S. had $0.5 million in Cash and Cash Equivalents, and no outstanding balance on its line of credit facility with Finco. During the three months ended March 31, 2024, Net Cash Provided by (Used in) Operating Activities was $(1.9) billion, primarily as a result of investment into the Aggregator. Net Cash Provided by (Used in) Financing Activities was $1.9 billion during the period, which primarily reflects proceeds from the issuance of Units.
As of March 31, 2024, the Aggregator had $569.1 million in Cash and Cash Equivalents, which primarily includes $399.2 million of Short Term Investments and $139.0 million of Money Market Fund. During the three months ended March 31, 2024, Net Cash Provided by (Used in) Operating Activities was $(2.0) billion, primarily as a result of investment purchases. Net Cash Provided by (Used in) Financing Activities was $2.5 billion during the period, which primarily reflects proceeds from the issuance of Units to BXPE U.S. and the Parallel Fund.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond March 31, 2024, please see Note 7. “Commitments and Contingencies” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 6. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Transactional Net Asset Value
BXPE U.S. calculates BXPE U.S.’s Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. BXPE U.S.’s Transactional NAV is the price at which it sells and repurchases BXPE U.S.’s Units and serves as a basis for certain fees incurred by BXPE U.S. Management also evaluates changes to Transactional NAV to monitor fund performance. Transactional NAV is based on the month-end
values of the BXPE U.S. investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the BXPE U.S. valuation policy that has been approved by the Board of Directors. Organizational and offering expenses advanced on BXPE U.S.’s behalf by the Investment Manager are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2025, and Unitholder servicing fees, as applicable, are recognized as a reduction to BXPE U.S.’s Transactional NAV on a monthly basis as such fees are accrued.

March 31, 2024
Components of Transactional Net Asset Value
Investment in Aggregator (a)	$1,969,909
Cash and Cash Equivalents	504
Other Assets	184
Accrued Unitholder Servicing Fees (b)	(590)
Other Liabilities	(653)

Transactional Net Asset Value	$1,969,354

(a)
Investment in Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, performance participation allocation accrual and management fee accrual. As of March 31, 2024, there was no management fee accrual as the Investment Manager waived management fees for the first six months following commencement of operations.

(b)
Accrued Unitholder Servicing Fees only apply to Class S and Class D Units. For purposes of BXPE U.S.’s Transactional NAV, the fees are recognized as a reduction of BXPE U.S.’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each class of BXPE U.S. as of March 31, 2024 was as follows:

	March 31, 2024
	Transactional NAV	Number of
	per Unit	Units
Class S	$25.43	32,272,800
Class D	$25.47	1,616,129
Class I	$25.49	43,433,515

		77,322,444

The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

March 31, 2024
GAAP Net Asset Value	$1,910,721
Adjustments
Organizational and Offering Expenses (a)	4,789
Servicing Fee (b)	53,844

Transactional Net Asset Value	$1,969,354

(a)	Represents an adjustment to the Investment in Aggregator to reflect the recognition of organizational and offering expenses ratably over the 60- month reimbursement period beginning January 1, 2025.
(b)	Represents an adjustment to reflect Unitholder servicing fees on Class S and Class D Units as they are accrued on a monthly basis.

Critical Accounting Estimates
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
Fair Value
As investment companies under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services – Investment Companies
(“ASC 946”), BXPE U.S. and the Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820,
Fair Value Measurements
(“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize the investments in accordance with GAAP and for purposes of computing a monthly Transactional NAV.
Private Equity Direct Investments that are Publicly Traded in Active Markets
Securities that are publicly traded and for which market quotations are readily available will be valued at the closing price of such securities in the principal market in which the security trades. If market quotations are not readily available, the fair value will be determined in good faith by the Sponsor using a widely accepted valuation methodology on the valuation date.
In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to publicly traded price may be appropriate in instances where a legal restriction is a characteristic of the security. The amount of the discount, if taken, will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Private Equity Direct Investments that are not Publicly Traded
Investments for which market prices are not observable include investments in common equity or preferred equity of operating companies. The primary methodology for determining the fair values of such investments is generally the income approach, whereby fair value is derived based on the present value of cash flows that a business, or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. The Sponsor’s secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods and/or recent round of financing. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.

Secondary Investments and Primary Commitments
Secondary Investments and Primary Commitments are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. If the latest NAV of an investment fund is not available at the time BXPE U.S. is calculating its NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported.
Debt and Other Securities
In general, Debt and Other Securities will be valued by the Sponsor based on market quotations or at fair value determined in accordance with the valuation policy and are accounted for on a settlement basis.
Market quotations may be obtained from third party pricing service providers or, if not available from third party pricing service providers, broker-dealers for certain of the Aggregator’s Debt and Other Securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Sponsor. The primary methodology for determining the fair value of such investments is generally a yield analysis whereby the Sponsor determines if there is adequate collateral value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment’s yield, then such investment is valued at its par value. If the market yield is not estimated to approximate the investment’s yield, the Sponsor will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield. Market yield is estimated based on a variety of inputs regarding the collateral asset(s) performance and capital market conditions, in each case as determined in good faith by the Sponsor. The Sponsor may determine that certain Investments in Debt and Other Securities will be valued using different procedures.
Sponsor Process on Fair Value
Due to the importance of fair value throughout the consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, the Sponsor has developed a process around valuation that incorporates several levels of approval and review from both internal and external sources.
For investments valued utilizing the income method and where the Sponsor has information rights, the Sponsor generally has a direct line of communication with each of the portfolio companies’ and underlying assets’ finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple or capitalization rate and any other valuation input relevant to economic conditions.

The results of all valuations of investments are reviewed by the BXPE valuation sub-committee, which is comprised of key personnel including BXPE’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Portfolio Manager and the Investment Manager’s Chief Compliance Officer. Please see “Part I. Item 1. Business — Investment Process Overview” in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2023. To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
Servicing Fees
Pursuant to the Dealer Manager Agreement entered into between BXPE U.S., the Feeder and Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S. pays the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month and (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, in each case, payable monthly. BXPE U.S. or its affiliates do not pay to the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fee, BXPE U.S. uses its NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on the BXPE U.S. Units.
BXPE U.S. accrues the cost of the servicing fees for the estimated life of the BXPE U.S. Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the BXPE U.S. Units held by a Unitholder and judgments including market expectations. As of March 31, 2024, BXPE U.S. accrued $54.5 million and $0.8 million of servicing fees payable to the Dealer Manager related to the Class S and Class D Units sold, respectively.
Principles of Consolidation
BXPE U.S. and the Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC 810,
Consolidation
(“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. BXPE U.S. considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of the Aggregator by BXPE U.S. was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that BXPE U.S. does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for BXPE U.S. to control the Aggregator and (c) substantially all of the Aggregator’s activities are not conducted on behalf of BXPE U.S. BXPE U.S. believes non-consolidation
is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Aggregator are an integral part of the BXPE U.S. financial statements, two sets of financial statements are included in this report, one for BXPE U.S. and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.
Recent Accounting Developments
For information regarding recent accounting developments and their impact on BXPE U.S. and the Aggregator, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXPE. Based on the fair value of the portfolio companies and investments as of March 31, 2024, we estimate that a 10% decline in the fair value of investments would result in a decline in the Net Change in Unrealized Gain (Loss) on Investments of the Aggregator of $213.0 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $158.1 million.
Exchange Rate Risk
BXPE holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXPE may manage exposure to investments in foreign currencies by hedging such risks. As of March 31, 2024, BXPE has not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rates against the US dollar. We estimate that as of March 31, 2024, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies of the Aggregator of $14.3 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $9.6 million.
Interest Rate Risk
BXPE has a diversified portfolio of liquid assets to meet the liquidity needs of the portfolio. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXPE may utilize a wide variety of derivative financial instruments to manage such risks. As of March 31, 2024, BXPE has not entered into any derivative financial instruments or other arrangements to hedge an increase in interest rates. If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $8.6 million and BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. would increase by $5.7 million.
In the event interest rates rise, the assumed cost of capital for portfolio companies would likely increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15
under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II.  Other Information
Item 1.  Legal Proceedings
We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2023 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and www.bxpe.com. The risks described in our Annual Report on Form
10-K
are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.1
Second Amended and Restated Limited Partnership Agreement, dated March 12, 2024 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2024).

10.1
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
Date: May 14, 2024

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher James
Name:	Christopher James
Title:	Chairperson
(Principal Executive Officer)
Date: May 14, 2024

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer)