Form 10-Q
period 2024-06-30
Blackstone Private Equity Strategies Fund L.P.
filed 2024-08-13
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
12b-2
of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated file r ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes
☐
No
☒
As of July 31, 2024, the registrant had the following limited partnership units outstanding: 51,146,540 units of Class S, 1,874,867 units of Class D and 68,143,558 units of Class I.

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
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	June 30,	December 31,
	2024	2023
Assets
Investment in BXPE US Aggregator (CYM) L.P. at Fair Value (Cost $2,893,789)	$3,000,971	$—
Cash and Cash Equivalents	2,161	100

Total Assets	$3,003,132	$100

Liabilities and Net Assets
Due to Affiliates	$292	$—
Accounts Payable, Accrued Expenses and Other Liabilities	1,033	—
Servicing Fees Payable	81,922	—

Total Liabilities	83,247	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (48,916,722 Units issued and outstanding as of June 30, 2024; no Units issued and outstanding as of December 31, 2023)	1,196,490	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (1,874,867 Units issued and outstanding as of June 30, 2024; no Units issued and outstanding as of December 31, 2023)	48,143	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (63,954,404 Units issued and outstanding as of June 30, 2024; 4,000 Units issued and outstanding as of December 31, 2023)	1,675,002	100
General Partner Interest	250	—

Total Net Assets	2,919,885	100

Total Liabilities and Net Assets	$3,003,132	$100

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Expenses
Professional Fees	$478	$—	$955	$—
Directors’ Fees	175	—	436	—
Warehousing Fees	—	—	1,166	—
Other	27	—	31	—

Total Expenses	680	—	2,588	—
Warehousing Fees Waived	—	—	(1,166)	—

Net Expenses	680	—	1,422	—

Net Investment Income (Loss)	(680)	—	(1,422)	—
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	79,288	—	107,182	—

Net Increase in Net Assets Resulting from Operations	$78,608	$—	$105,760	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Blackstone Private Equity Strategies Fund L.P.
	Class S Units	Class D Units	Class I Units	General Partner Interest	Total Net Assets
Balance at March 31, 2023 and June 30, 2023	$—	$—	$100	$—	$100

Balance at March 31, 2024	$765,797	$40,287	$1,104,387	$250	$1,910,721
Proceeds from Units Issued	429,935	6,600	522,828	—	959,363
Net Investment Income (Loss)	(290)	(12)	(378)	—	(680)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	33,794	1,396	44,098	—	79,288
Servicing Fees	(28,679)	(128)	—	—	(28,807)
Conversion of Units Between Classes	(4,067)	—	4,067	—	—

Balance at June 30, 2024	$1,196,490	$48,143	$1,675,002	$250	$2,919,885

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Blackstone Private Equity Strategies Fund L.P.
	Class S Units	Class D Units	Class I Units	General Partner Interest (a)	Total Net Assets

Balance at December 31, 2022 and June 30, 2023	$—	$—	$100	$—	$100

Balance at December 31, 2023	$—	$—	$100	$—	$100
Proceeds from Units Issued	1,239,062	47,100	1,611,701	250	2,898,113
Net Investment Income (Loss)	(595)	(28)	(799)	—	(1,422)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	45,247	2,002	59,933	—	107,182
Servicing Fees	(83,157)	(931)	—	—	(84,088)
Conversion of Units Between Classes	(4,067)	—	4,067	—	—

Balance at June 30, 2024	$1,196,490	$48,143	$1,675,002	$250	$2,919,885

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2024	2023

Operating Activities
Net Increase in Net Assets Resulting from Operations	$105,760	$—
Investment in Aggregator	(2,893,789)	—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investments Allocated from BXPE US Aggregator (CYM) L.P.	(107,182)	—
Issuance of Class I Units for Directors’ Fees	184	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Due to Affiliates	292	—
Accounts Payable, Accrued Expenses and Other Liabilities	1,033	—

Net Cash Provided by (Used in) Operating Activities	(2,893,702)	—

Financing Activities
Proceeds from Issuance of Units	2,897,929	—
Payment for Servicing Fees	(2,166)	—

Net Cash Provided by Financing Activities	2,895,763	—

Cash and Cash Equivalents
Net Increase	2,061	—
Beginning of Period	100	100

End of Period	$2,161	$100

Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$8	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Class I Units for Directors’ Fees	$184	$—

Accrued Servicing Fees	$84,088	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Per- centage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (a)	Investee Fund	Various	Various	$3,000,971	102.8%

Total Investments (Cost $2,893,789)				$3,000,971	102.8%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on Blackstone Private Equity Strategies Fund L.P.’s proportional share of investments through investees.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) is a Delaware limited partnership formed on April 5, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. is structured as a perpetual-life strategy, with monthly, fully-funded subscriptions and periodic repurchase offers. BXPE U.S. is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets in BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program.”
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabiliti es
of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Investment operations commenced on January 2, 2024 when BXPE U.S. and the Feeder first sold unregistered limited partnership units to third parties and began investing.
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
(“ASC 946”). The condensed financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly and that estimates made in preparing its condensed financial statements are reasonable and prudent. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances) at the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2023, filed with the Securities and Exchange Commission.
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
BXPE U.S. does not have a controlling financial interest in, and as a result, does not consolidate the Aggregator, nor any other reporting entities within BXPE, because (a) the General Partner is not acting solely on behalf of BXPE U.S. as it carries out its duties and (b) BXPE U.S. does not absorb essentially all of the Aggregator’s variability. At each reporting date, BXPE U.S. assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within BXPE, and any associated consolidation implications.
Valuation of Investments at Fair Value
BXPE U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXPE U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. for information regarding the valuation of investments.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE
U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXPE U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. in the Condensed Statement of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXPE U.S. may have bank balances in excess of federally insured amounts; however, BXPE U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
BXPE U.S. is treated as a partnership for U.S. federal income tax purposes and therefore is not subject to any U.S. federal and state income taxes. It is possible that BXPE U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXPE U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of BXPE U.S. would be treated as shareholders in a corporation, and BXPE U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXPE U.S. would be required to pay income tax at corporate rates on its net taxable income.
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income when earned at the time of receipt of proceeds from the Aggregator. BXPE U.S. has an interest of 72.1% in the Aggregator as of June 30, 2024. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S. net assets, see the Condensed Consolidated Schedule of Investments of BXPE US Aggregator (CYM) L.P.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. and BXPE Lux (the “Borrowers”) entered into an amended and restat
e
d unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0
million.
The A&R Line of Credit expires on November 2, 2024, subject to one year extension options requiring Finco approval. The Aggregator and a subsidiary of BXPE Lux subsequently entered into joinders to the A&R Line of Credit pursuant to which such entities became “Borrowers” thereunder.
Under the A&R Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is the then-current borrowing rate offered by a third party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“
SOFR
”) plus 3.00%.
Each advance under the A&R Line of Credit is repayable
on the earliest of (a) the expiration of the A&R Line of Credit, (b) Finco’s demand and (c) the date on which the Investment Manager no longer acts as investment manager to the Borrowers, provided that the Borrowers will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

repayment in the case of clause (c). To the extent the Borrowers have not repaid all loans and other obligations under the A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any repurchase requests of the Borrowers pursuant to any established unit repurchase plans, (c) use funds to close any investment which the Borrowers committed to prior to receiving a demand notice and (d) make distributions to its unitholders (“Unitholders”) or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The A&R Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2024, BXPE U.S. had no borrowings or amounts outstanding under the A&R Line of Credit.

5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
BXPE U.S. offers three classes of limited partnership Units: Class S, Class D and Class I Units (each a “Unit Class” or a “Class”). The key differences among each Unit Class relate to the ongoing servicing fees and the upfront subscription fee. The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the Unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after BXPE U.S. accepted third party investors and commenced investment operations, which was in January 2024. Thereafter, BXPE U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXPE U.S.’s prior month-end
Transactional NAV per Unit.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides a summary of the Units issued during the three and six months ended June 30, 2024 and 2023:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of March 31, 2023 and June 30, 2023	—	—	4,000	4,000

Units Outstanding as of March 31, 2024	32,272,800	1,616,129	43,433,515	77,322,444
Units Issued During the Period	16,801,536	258,738	20,363,833	37,424,107
Conversion of Units Between Classes	(157,614)	—	157,056	(558)

Units Outstanding as of June 30, 2024	48,916,722	1,874,867	63,954,404	114,745,993

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of December 31, 2022 and June 30, 2023	—	—	4,000	4,000

Units Outstanding as of December 31, 2023	—	—	4,000	4,000
Units Issued During the Period	49,074,336	1,874,867	63,793,348	114,742,551
Conversion of Units Between Classes	(157,614)	—	157,056	(558)

Units Outstanding as of June 30, 2024	48,916,722	1,874,867	63,954,404	114,745,993

Repurchase Program
BXPE U.S. has implemented a repurchase program (the “Repurchase Program”) in which it intends to offer to repurchase in each quarter up to
3% of Units outstanding as of the close of the previous calendar quarter. BXPE U.S. conducts such repurchase offers in accordance with the requirements of Rule
13e-4
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
Any repurchase requests of Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to 5% of the value of BXPE U.S.’s Transactional NAV of the Units being repurchased (calculated as of the Repurchase Date) (the “Early Repurchase Deduction”) for the benefit of BXPE U.S. and its Unitholders, subject to certain exceptions.
BXPE U.S. commenced its first offering pursuant to the Repurchase Program on April 1, 2024. As of June 30, 2024, there have been no repurchase requests.
6. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a limited partnership agreement, as amended and restated (the “BXPE U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE U.S. (indirectly through the Aggregator). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and six months ended June 30, 2024, BXPE U.S. was allocated $11.6 million and $16.2 million of the Performance Participation Allocation recognized by the Aggregator, respectively. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Performance Participation Allocation.
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
Management Fee
In consideration for its investment management services, BXPE U.S. (indirectly through the Aggregator) will pay the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXPE U.S. and any Parallel Funds will indirectly bear a portion of the Management Fee paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses will not be duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and six months ended June 30, 2024, BXPE U.S. was allocated $8.5 million and $13.5 million of the gross Management Fee recognized by the Aggregator, respectively, which was fully waived by the Investment Manager.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Administration Fee

The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE U.S. (indirectly through the Aggregator). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and six months ended June 30, 2024, BXPE U.S. was allocated $
0.7
 million and $
1.1
 million of the Administration Fee recognized by the Aggregator, respectively. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Administration Fee.
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
The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXPE U.S.’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of BXPE U.S.’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the servicing fees, BXPE U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, repurchases, if any, for that month and distributions payable on BXPE U.S.’s Units. There are no Unitholder servicing fees with respect to Class I Units. The Unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of June 30, 2024 was
 $81.9 million.
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
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2024, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote.
8. Warehousing Agreement
On November 3, 2023, BXPE U.S., BXPE Lux and the Investment Manager entered into the A&R Warehousing Agreement with Finco. Under the A&R Warehousing Agreement, in connection with the launch and ramp of the BXPE Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXPE Investment Committee up to an aggregate invested equity amount of $500.0 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco agreed to subsequently transfer each Approved Warehoused Investment to the Aggregator and BXPE Lux, and the Aggregator and BXPE Lux agreed to acquire such investments from Finco (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager determined in its sole discretion which and what portions of Approved Warehoused Investments the Aggregator and BXPE Lux acquired on each Warehouse Closing Date. Finco provided committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date. The term of the A&R Warehousing Agreement shall be through November 2, 2024 (one year), unless extended by the mutual agreement of the parties.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The first and only Warehouse Closing Date occurred on January 2, 2024 when BXPE U.S. acquired
11
investments and commitments from Finco and its affiliates at cost. Finco agreed to waive the
5
% fee, which totaled $
1.2
 million for the purchase of the investments and commitments on January 2, 2024. The fee accrued is reported in Warehousing Fees and the waived interest is reported in Warehousing Fees Waived on the Condensed Statements of Operations. As of June 30, 2024,
no
amounts were outstanding.
9. Financial Highlights
The following financial highlights for the six months ended June 30, 2024 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXPE U.S. had not received subscriptions or commenced investing activities during the six months ended June 30, 2023.

	Six Months Ended June 30, 2024
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$25.00

Proceeds from Units Issued	25.00	25.00	—

Net Investment Loss	(0.02)	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	1.21	1.20	1.21
Servicing Fees	(1.73)	(0.50)	—

Net Increase (Decrease) in Net Assets	(0.54)	0.68	1.19

Net Asset Value, End of Period	$24.46	$25.68	$26.19

Units Outstanding, End of Period	48,916,722	1,874,867	63,954,404
Total Return Based on Net Asset Value (a)	-2.16%	2.71%	4.76%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (b)	0.12%	0.13%	0.12%
Warehousing Fees Waivers	-0.05%	-0.06%	-0.06%

Total Expenses	0.07%	0.07%	0.06%

Net Investment Loss	-0.07%	-0.07%	-0.06%

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
10. Subsequent Events
There have been no events since June 30, 2024 that require recognition or disclosure in the Condensed Financial Statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	June 30, 2024	December 31, 2023
Assets
Investments at Fair Value (Cost $2,483,486)	$2,540,503	$—
Investments in Affiliated Investee Funds at Fair Value (Cost $622,730)	664,736	—
Cash and Cash Equivalents	1,017,559	—
Accounts Receivable	6,527	—
Derivative Assets at Fair Value	2,937
Other Assets	31,148	—
Deferred Assets	1,410	—

Total Assets	$4,264,820	$—

Liabilities and Equity
Due to Affiliates	$1,084	$—
Accounts Payable and Accrued Expenses	2,387	—
Payable for Investments Purchased	62,950	—
Taxes Payable	2,350	—
Administration Fees Payable	1,356	—
Organization Costs Payable	5,183	—
Offering Costs Payable	2,744	—
Accrued Performance Participation Allocation	20,785	—

Total Liabilities	98,839	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized, (158,901,585 Units issued and outstanding as of June 30, 2024; no Units issued and outstanding as of December 31, 2023)	4,165,981	—
Limited Partnership Unit — Class B Units, unlimited Units authorized, (no Units issued and outstanding as of June 30, 2024; no Units issued and outstanding as of December 31, 2023)	—	—

Total Net Assets	4,165,981	—

Total Liabilities and Net Assets	$4,264,820	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income
Interest Income	$37,465	$—	$63,399	$—
Other	9,830	—	9,884	—

Total Income	47,295	—	73,283	—

Expenses
Management Fees	11,248	—	16,947	—
Organizational Expenses	41	—	5,476	—
Performance Participation Allocation	15,573	—	20,785	—
Professional Fees	3,285	—	4,216	—
Other	28	—	935	—
Deferred Offering Costs Amortization	732	—	1,375	—
Administration Fees	900	—	1,356	—

Total Expenses	31,807	—	51,090	—
Management Fees Waived	(11,248)	—	(16,947)	—
Expense Support	—	—	(187)	—

Net Expenses	20,559	—	33,956	—

Net Investment Income Before Provision for Taxes	26,736	—	39,327	—
Provision for Taxes	2,036	—	2,350	—

Net Investment Income	24,700	—	36,977	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments	(908)	—	(1,044)	—
Net Change in Unrealized Gain (Loss) on Investments	83,513	—	104,527	—
Net Change in Unrealized Gain (Loss) on Derivative Instruments	2,937	—	2,937	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(3,097)	—	(5,437)	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	82,445	—	100,983	—

Net Increase in Net Assets Resulting from Operations	$107,145	$—	$137,960	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Class A Units	Class B Units	Total Net Assets
Balance at March 31, 2023 and June 30, 2023	$—	$—	$—

Balance at March 31, 2024	$2,562,309	$—	$2,562,309
Proceeds from Units Issued	1,496,527	—	1,496,527
Net Investment Income	24,700	—	24,700
Net Realized Gain (Loss) on Investments	(908)	—	(908)
Net Change in Unrealized Gain (Loss) on Investments	83,513	—	83,513
Net Change in Unrealized Gain (Loss) on Derivative Instruments	2,937	—	2,937
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(3,097)	—	(3,097)

Balance at June 30, 2024	$4,165,981	$—	$4,165,981

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Class A Units	Class B Units	Total Net Assets
Balance at December 31, 2022 and June 30, 2023	$—	$—	$—

Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	4,028,021	—	4,028,021
Net Investment Income	36,977	—	36,977
Net Realized Gain (Loss) on Investments	(1,044)	—	(1,044)
Net Change in Unrealized Gain (Loss) on Investments	104,527	—	104,527
Net Change in Unrealized Gain (Loss) on Derivative Instruments	2,937	—	2,937
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(5,437)	—	(5,437)

Balance at June 30, 2024	$4,165,981	$—	$4,165,981

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$137,960	$—
Purchases of Investments	(4,208,303)	—
Proceeds from Investments	1,101,038	—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized Loss on Investments	1,044	—
Net Change in Unrealized (Gain) Loss on Investments	(104,527)	—
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(2,937)	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	5,437	—
Net Amortization of Debt Investments	72	—
Deferred Offering Costs Amortization	1,375	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(6,527)	—
Other Assets	(31,148)	—
Deferred Assets	(2,785)	—
Due to Affiliates	1,084	—
Accounts Payable and Accrued Expenses	2,387	—
Payable for Investments Purchased	62,950	—
Taxes Payable	2,350	—
Administration Fees Payable	1,356	—
Organization Costs Payable	5,183	—
Offering Costs Payable	2,744	—
Accrued Performance Participation Allocation	20,785	—

Net Cash Provided by (Used in) Operating Activities	(3,010,462)	—

Financing Activities
Proceeds from Issuance of Units	4,028,021	—

Net Cash Provided by Financing Activities	4,028,021	—

Cash and Cash Equivalents
Net Increase	1,017,559	—
Beginning of Period	—	—

End of Period	$1,017,559	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Investments
Portfolio Companies
Consumer and Services
Higginbotham Investment Holdings, LP (265,927 Common Shares)	North America	$266,121	6.4%
Other Investment(s) in Equity (a)(b)	North America	524,703	12.6%
Other Investment(s) in Equity (b)	Europe	98,150	2.4%

Total Consumer and Services		888,974	21.3%

Industrials and Energy
Other Investment(s) in Equity (b)	North America	8,223	0.2%

Total Industrials and Energy		8,223	0.2%

Technology, Media and Telecommunications
Aurelia Aggregator (CYM) L.P. (113,265,721 Ordinary Shares)	Europe	255,505	6.1%
Other Investment(s) in Equity (a)(b)	North America	379,546	9.1%
Other Investment(s) in Equity (b)	Europe	78,983	1.9%

Total Technology, Media and Telecommunications		714,034	17.1%

Total Portfolio Companies (Cost $1,136,098 North America, $426,116 Europe)		1,611,231	38.7%

Debt Investments
Consumer and Services
Other Investment(s) in Debt (a)(c)	North America	300,037	7.2%
Other Investment(s) in Debt (c)	Europe	38,004	0.9%
Other Investment(s) in Debt (c)	Asia	3,981	0.1%

Total Consumer and Services		342,022	8.2%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Industrials and Energy
Other Investment(s) in Debt (a)(c)	North America	$319,799	7.7%
Other Investment(s) in Debt (c)	Europe	7,925	0.2%

Total Industrials and Energy		327,724	7.9%

Technology, Media and Telecommunications
Other Investment(s) in Debt (a)(c)	North America	237,412	5.7%
Other Investment(s) in Debt (c)	Europe	12,192	0.3%

Total Technology, Media and Telecommunications		249,604	6.0%

Real Estate
Other Investment(s) in Debt (c)	North America	9,922	0.2%

Total Real Estate		9,922	0.2%

Total Debt Investments (Cost $859,437 North America, $57,889 Europe, $3,946 Asia)		929,272	22.3%

Total Investments (Cost $2,483,486)		2,540,503	61.0%

Affiliated Investee Funds
Blackstone CLO Management LLC – Series 9 (a)	Various	269,788	6.5%
Other Investment(s) in Affiliated Investee Funds (a)	Various	394,948	9.5%

Total Affiliated Investee Funds (Cost $622,730)		664,736	16.0%

Cash and Cash Equivalents
Short Term Investments
U.S. Treasury Bill, 0.0%, due 7/2/2024, par $300,000	North America	299,741	7.2%
U.S. Treasury Bill, 0.0%, due 7/9/2024, par $290,000	North America	289,456	6.9%
U.S. Treasury Bill, 0.0%, due 7/11/2024, par $200,000	North America	199,622	4.8%

Total Short Term Investments (Cost $788,819 North America)		788,819	18.9%

Money Market Fund
Fidelity Institutional Treasury Portfolio Money Market Fund	North America	228,718	5.5%

Total Money Market Fund (Cost $228,718 North America)		228,718	5.5%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Cash
Cash Held at Banks	n/a	$22	0.0%

Total Cash (Cost $22)		22	0.0%

Total Cash and Cash Equivalents (Cost $1,017,559)		1,017,559	24.4%

Derivative Instruments
Foreign Currency Contracts	n/a	2,937	0.1%

Total Derivative Instruments (Cost $-)		2,937	0.1%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost $4,123,775)		$4,225,735	101.4%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a Not applicable.
(a)	There were no single investments included in this category that exceeded 5% of net assets.
(b)
Equity includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (i) common equity, (ii) preferred equity and (iii) other equity-linked securities.

(c)
Debt includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (i) bank loans, (ii) interests in collateralized loan obligations (“CLOs”) and (iii) direct lending debt investments.

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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program.”
BXPE’s investment objectives are to deliver medium- to long-t er
m capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Investment operations commenced on January 2, 2024 when BXPE U.S. and the Feeder sold unregistered limited partnership units and subsequently invested those proceeds into the Aggregator.
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
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in a) an investment company or b) an operating company whose business consists of providing services to the Aggregator. Accordingly, the Aggregator consolidates wholly-owned investment company subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Investments and Financial Instruments
ASC Topic 820,
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

●
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly-traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter
derivatives where the fair value is based on observable inputs.

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
Investments at Fair Value and Investments in Affiliated or Unaffiliated Investee Funds
Investments at Fair Value
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
Derivative Instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations.
The Aggregator has elected to not offset derivative assets and liabilities in its Condensed Consolidated Statements of Assets and Liabilities, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Aggregator, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator’s other disclosures regarding derivative instruments are discussed in Note 4. “Derivative Instruments.”
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
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Condensed Consolidated Statements of Assets and Liabilities, see Note 6. “Related Party Transactions.”
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
Management Fees Waived
The Investment Manager has agreed to waive the Management Fee (as defined in Note 6. “Related Party Transactions”) for the first six months following the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations on January 2, 2024. The Investment Manager has the right to extend the Management Fee waiver at its discretion. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations. Refer to Note 6. “Related Party Transactions” for more information.
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation (as defined in Note 6. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement are reported in Expense Support on the Condensed Consolidated Statements of Operations and reported in Accounts Receivable on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 6. “Related Party Transactions” for more information.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Income Taxes
The Aggregator is treated as a partnership for income tax purposes and is not directly subject to income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
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
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels as of June 30, 2024:

	June 30, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$22	$—	$—	$—	$22
Money Market Fund	228,718	—	—	—	228,718
Short Term Investments	—	788,819	—	—	788,819

Total Cash and Cash Equivalents	228,740	788,819	—	—	1,017,559

Investments
Portfolio Companies	—	—	1,567,924	43,307	1,611,231
Debt Investments	—	822,532	106,740	—	929,272

Total Investments	—	822,532	1,674,664	43,307	2,540,503
Investments in Affiliated Investee Funds	—	—	200,208	464,528	664,736
Derivative Assets	—	2,937	—	—	2,937

	$228,740	$1,614,288	$1,874,872	$507,835	$4,225,735

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments catego riz
ed in Level III of the fair value hierarchy as of June 30, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$1,498,077	Discounted Cash Flows	WACC	7.9% - 28.0%	17.4%	Lower
			Exit Multiple	9.0x - 22.0x	17.4x	Higher
	69,847	Transactional Value	n/a
Debt Investments	23,238	Market Quotations	n/a
	56,334	Discounted Cash Flows	WACC	16.6%	16.6%	Lower
	27,168	Transactional Value	n/a

Total Investments	1,674,664
Investments in Affiliated Investee Funds	200,208	Third Party Pricing	n/a

	$1,874,872

n/a	Not app lic able.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Market Quotations	Broker quoted prices provided by independent pricing services.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and six months ended June 30, 2024, the following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2024
			Affiliated
	Portfolio	Debt	Investee
	Companies	Investments	Funds	Total
Balance, Beginning of Period	$666,449	$1,409	$86,476	$754,334
Purchases	911,350	48,206	110,093	1,069,649
Sales and Proceeds from Investments	—	(1,888)	—	(1,888)
Transfer Into Level III (a)	—	53,536	—	53,536
Transfer Out of Level III (a)	(51,539)	—	—	(51,539)
Change in Gain (Loss) Included in Net Assets	41,664	5,477	3,639	50,780

Balance, End of Period	$1,567,924	$106,740	$200,208	$1,874,872

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$41,664	$5,477	$3,639	$50,780

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2024
			Affiliated
	Portfolio	Debt	Investee
	Companies	Investments	Funds	Total
Balance, Beginning of Period	$—	$—	$—	$—
Purchases	1,568,444	49,606	194,133	1,812,183
Sales and Proceeds from Investments	—	(1,888)	—	(1,888)
Transfer Into Level III (a)	—	51,535	—	51,535
Transfer Out of Level III (a)	(49,538)	—	—	(49,538)
Change in Gain (Loss) Included in Net Assets	49,018	7,487	6,075	62,580

Balance, End of Period	$1,567,924	$106,740	$200,208	$1,874,872

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$49,018	$7,487	$6,075	$62,580

(a)	For the three and six months ended June 30, 2024, the transfer in and out of Level III was primarily due to a Level III Portfolio Companies investment transferring into Level III Debt Investments.
Investments in Affiliated Investee Funds
The following table summarizes investments in affiliated Investee Funds, by investment strategy, the unfunded commitment of each strategy (if applicable) and the fair value of the investments in the affiliated Investee Funds. As of June 30, 2024, none of these investments may be redeemed at or within six months of the reporting date. The Aggregator may receive distributions resulting from income and/or sales of underlying assets; however, an estimate of the period of time over which the underlying assets are expected to be liquidated by the Investee Funds cannot be made.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments in Affiliated Investee Funds by Strategy	Unfunded Commitment	Fair Value
Private Equity
Other Private Equity Investment(s) in Affiliated Investee Funds	$122,271	$182,209

	122,271	182,209

Debt
Blackstone CLO Management LLC – Series 9	—	269,788
Other Debt Investment(s) in Affiliated Investee Funds	73,418	212,739

	73,418	482,527

	$195,689	$664,736

The General Partner may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies, in accordance with ASC 946, and the General Partner has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV in accordance with ASC 946. The Net Change in Unrealized Gain (Loss) on Investments in affiliated Investee Funds is $
31.9 million and $42.0 million for the three and six months ended June 30, 2024, respectively. Net realized gains (losses) on investments in affiliated Investee Funds was $0.1 million and $
0.1 million for the three and six months ended June 30, 2024, respectively. Refer to Note 6. “Related Party Transactions” for more detail on investments in affiliated Investee Funds.
4. Derivative Instruments
In the normal course of business, the Aggregator may enter into derivative contracts to achieve certain risk management objectives.
The Aggregator may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated investments. These instruments primarily include (a) forward currency contracts and (b) foreign currency swaps. The Aggregator utilizes forward currency contracts and foreign currency swaps, collectively referred to foreign exchange contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Aggregator.
As a result of the use of derivative contracts, the Aggregator is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Aggregator enters into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	June 30, 2024		December 31, 2023
	Assets		Assets
		Fair		Fair
	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts	€263,192	$2,937	€—	$—

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Derivative Instruments
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	$2,937	$—	$2,937	$—

As of June 30, 2024 and December 31, 2023, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5.   Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of June 30, 2024, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after BXPE U.S. and the Feeder had accepted third party investors and commenced investment operations, which was on January 2, 2024. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash and the deduction of any liabilities, including the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined below) and the deduction of expenses.
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for Class A Units, which is the Aggregator’s prior month-end
Transactional NAV per Aggregator Unit.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides a summary of the Aggregator’s Units issued during the three and six months ended June 30, 2024 and 2023:

	Class A
	Units	Total
Units Outstanding as of March 31, 2023 and June 30, 2023	—	—

Units Outstanding as of March 31, 2024	100,725,569	100,725,569
Units Issued During the Period	58,176,016	58,176,016

Units Outstanding as of June 30, 2024	158,901,585	158,901,585

	Class A
	Units	Total
Units Outstanding as of December 31, 2022 and June 30, 2023	—	—

Units Outstanding as of December 31, 2023	—	—
Units Issued During the Period	158,901,585	158,901,585

Units Outstanding as of June 30, 2024	158,901,585	158,901,585

In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to offer to repurchase Aggregator Units from limited partners to match any repurchase offers made by BXPE U.S. and any Parallel Fund. Any repurchase of Aggregator Units will be effected by the Aggregator as needed to comply with the Repurchase Program of BXPE U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units repurchased by the Aggregator only with the consent of BXPE U.S., including, if applicable, approval by the Board of Directors.
6.  Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXPE’s portfolio management function to the Investment Manager on January 2, 2024.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE U.S. (indirectly through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100
% catch-up. Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation is paid at the end of such first calendar year, and thereafter, the allocation will be paid quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be repurchased at the General Partner’s request and will be subject to certain limitations.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and six months ended June 30, 2024, the Aggregator accrued unrealized Performance Participation Allocation of $15.6 million and $20.8 million, respectively. The amount of unrealized Performance Participation Allocation accrued is as if BXPE had been liquidated at its net asset value at that date and at that time, if any, will be paid or realized to the General Partner. The unrealized Performance Participation Allocation is subject to the future performance of BXPE throughout the Performance Participation Allocation period of each limited partner.
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
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, will pay the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of the Aggregator’s Transactional NAV per year payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE U.S.’s and the Feeder’s
Class S/S-TE
and
Class D/D-TE
units, Administration Fee (as defined below), Performance Participation Allocation, pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager may elect to receive the Management Fee in cash, the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Management Fee is paid in units, such units may be repurchased at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity. The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations, which was January 2, 2024. The Investment Manager has the right to extend the Management Fee waiver at its discretion.
For the three and six months ended June 30, 2024, the Aggregator accrued Management Fees of $11.2 million and $16.9 million, respectively, of which the Investment Manager waived all $11.2 million and $16.9 million, respectively. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate, 0.10% of Aggregator’s Transactional NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee and the Performance Participation Allocation, pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
For the three and six months ended June 30, 2024, the Aggregator accrued Administration Fees of $0.9 million and $1.4 million, respectively.

Investments in Affiliated Investee Funds
The Aggregator has investments in certain Blackstone-affiliated investment funds (“Investments in Affiliated Investee Funds”). As of June 30, 2024, the Aggregator had Investments in Affiliated Investee Funds of $664.7 million. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
For the six months ended June 30, 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s NAV.
For the six months ended June 30, 2024, the Aggregator accrued Expense Support of $0.2 million that will be paid by the Investment Manager. There was no accrued Expense Support for the three months ended June 30, 2024. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to Class S/S-TE and Class D/D-TE units, on BXPE’s behalf through the first anniversary of the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations on January 2, 2024 (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of June 30, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the amount of $
7.9 million of which $5.2 million relates to Organizational Expenses and was expensed as incurred and $2.7 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. For the three months ended June 30, 2024, organizational and offering expenses totaled less than $0.1 million and totaled $0.7 million, respectively, and for the six months ended June 30, 2024, organizational and offering expenses totaled $5.5 million and $1.4 million, respectively, which are reported in Organizational Expenses and Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
As of June 30, 2024, the Aggregator had unfunded commitments to existing investments of $298.2 million and the BXPE Fund Program had additional conditional commitments of $
2.5

billion to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. In connection with its conditional commitment to a new investment, the Aggregator has arranged a letter of credit issued with a third party bank in the amount of
€
260.0
million, which was in place as of June 30, 2024. If the letter of credit were called upon, the Aggregator would be obligated to repay the issuing third party bank, and the Aggregator would recognize a liability on its Condensed Consolidated Statements of Assets and Liabilities. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all. The letter of credit subsequently was terminated upon closing of the investment on July 26, 2024.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2024, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote.
8. Income Taxes
The Aggregator’s Provision for Taxes were $2.0 million and $2.4 million for the three and six months ended June 30, 2024, respectively, which resulted in effective tax rates of 1.9% and 1.7%, respectively. For the three and six months ended June 30, 2024, the primary driver giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate was U.S. federal, state and/or local taxes on income from the Aggregator Corporations.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following financial highlights for the six months ended June 30, 2024 are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.
No
Class A Units were outstanding during the six months ended June 30, 2023. No Class B Units have been issued by the Aggregator since inception.

Six Months Ended
June 30, 2024
Class A
Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Income	0.40
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	0.82

Net Increase in Net Assets	1.22

Net Asset Value, End of Period	$26.22

Units Outstanding, End of Period	158,901,585
Total Return Based on Net Asset Value (a)	4.87%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (b)	1.13%
Expenses and Management Fees Waivers (b)	-0.64%
Accrued Performance Participation Allocation	0.78%

Total Expenses	1.27%

Net Investment Income	1.38%

(a)
Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Aggregator Unit. Total return does not include upfront transaction fees, if any.

(b)	Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees and Other.
10. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through August 13, 2024, which is the date that these Condensed Consolidated Financial Statements were available to be issued, and except as noted below, has determined that there were no subsequent events requiring adjustment to or disclosure in the Condensed Consolidated Financial Statements.

On August 8, 2024, the Aggregator executed a joinder to the amended and restated unsecured, uncommitted line of credit agreement, dated as of November 3, 2023, among Finco and the borrowers thereunder (as amended, the “A&R Line of Credit”) and became a borrower thereunder. For a discussion of the terms of the A&R Line of Credit, see Note 4. “Line of Credit

Agreement
” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of Blackstone Private Equity Strategies Fund L.P. and the unaudited condensed consolidated financial statements and the related notes of BXPE US Aggregator (CYM) L.P. both included within this Quarterly Report on Form
10-Q.
In this report, we refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.” The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), BXPE US Aggregator (CYM) L.P. (the “Aggregator”) and its consolidated subsidiaries and any Parallel Funds (as defined in Part I. Item 1. Financial Statements), as the context requires. BXPE and Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”) are together referred to as the “BXPE Fund Program.”
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, in this discussion and analysis, we believe it is important to present information for both BXPE U.S. and the Aggregator. The unaudited financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”
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
BXPE’s investment strategy includes investments in:

●
“Corporate Private Equity” — Control and control-oriented investments in companies with durable businesses, including majority and minority common equity investments in operating companies and equity-linked investments with uncapped upside.

●
“Opportunistic” — Investments across a wide range of asset classes, sectors, industries, geographies and places in the capital structure, including preferred equity with capped upside, structured equity investments, or contractual arrangements that generate a yield with a focus on downside protection and less volatile returns.

●
“Growth” — Investments in businesses that are growing and looking to further accelerate that growth to achieve market leading positions in their respective sectors, including majority and minority common equity investments in operating companies with a meaningful amount of top-line
growth in certain sectors, financing of life sciences products in late-stage development and any equity investments in life sciences companies.

●
“Secondaries” — Investments in limited partner interests in private funds in the secondary market, including transactions across traditional limited partner secondaries and general partner or sponsor-led
secondaries.

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
We employ a thematic, sector-based approach to private equity investing with a focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities create competitive advantages for the BXPE Fund Program. We expect that over the long-term, we will invest at least 80% of our net asset value (“NAV” or “Net Asset Value”) in Private Equity Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. We may make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.
Notable Transactions
Subscriptions
As of June 30, 2024, BXPE U.S. has issued interests for total subscriptions of $2.9 billion since inception. Subsequent to June 30, 2024, BXPE U.S. issued interests for an additional $383.6 million in connection with the closings on July 1 and August 1, 2024, bringing inception to date subscriptions to $3.3 billion.
As of June 30, 2024, the BXPE Fund Program has issued interests for total subscriptions of $4.3 billion since inception. Subsequent to June 30, 2024, the BXPE Fund Program issued interests for an additional $803.9 million in connection with the closings on July 1 and August 1, 2024, bringing inception to date subscriptions to $5.1 billion.
Investment Portfolio
As of June 30, 2024, the BXPE Fund Program’s portfolio consisted of investments and future commitments to acquire investments totaling up to $5.2 billion. As of June 30, 2024, the BXPE Fund Program has invested or committed $3.0 billion in Corporate Private Equity investments, $1.5 billion in Opportunistic investments, $395.3 million in Growth investments and $325.0 million in Secondaries.
As of August 13, 2024, the BXPE Fund Program’s portfolio consisted of investments and future commitments to acquire investments totaling up to $5.6 billion. As of August 13, 2024, the BXPE Fund Program has invested or committed $3.3 billion in Corporate Private Equity investments, $1.5 billion in Opportunistic investments, $428.7 million in Growth investments and $330.0 million in Secondaries. Future commitments to acquire investments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. As of August 13, 2024, BXPE has funded $3.8 billio
n to investments, committed an additional $707.2 million to closed investments where BXPE’s allocation is known and committed, together with BXPE Lux, up to $362.1 million to new investments for which BXPE’s allocation will be determined upon closing.

As of June 30, 2024 and August 13, 2024, the BXPE Fund Program’s portfolio is primarily invested in companies headquartered in North America and diversified across sectors and themes, including consumer, services, digital infrastructure, media and telecommunications and technology. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all.
In addition to the commitments above, the BXPE Fund Program has agreed to participate in investment opportunities alongside Other Blackstone Accounts across the PE Platform through Blackstone’s side-by-side investment program, which is just one method through which the BXPE Fund Program accesses investments. The total commitments to such opportunities will be determined at closing and there can be no assurance that such transactions will close as expected or at all.
We acquired a portion of these investments and commitments from Blackstone Holdings Finance Co. L.L.C. (“Finco”) and its affiliates pursuant to an amended and restated warehousing agreement at cost at commencement of operations. As of June 30, 2024, the warehouse has been fully repaid and no amounts remain outstanding. For more information, see Note 8. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
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
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.
BXPE U.S. generates income primarily from its investment in the Aggregator. BXPE U.S. has an interest of 72.1% in the Aggregator as of June 30, 2024, a decline of 4.6% compared to an interest of 76.7% as of March 31, 2024. The decline in BXPE U.S. interest is driven by relative subscriptions between BXPE U.S. and the Parallel Fund. For the three and six months ended June 30, 2024, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $107.1 million and $138.0 million, respectively, which resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $79.3 million and $107.2 million, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and six months ended June 30, 2024. Key drivers of the result of operations of the Aggregator are discussed below.
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
The Aggregator’s Private Equity Investments and Debt and Other Securities also generate net realized and unrealized gains and losses and net realized and unrealized gains and losses of foreign exchange translation of assets and liabilities denominated in foreign currencies. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

For the three and six months ended June 30, 2024, the Aggregator recorded $37.5 million and $63.4 million of Interest Income, respectively, driven by interest earned on Debt and Other Securities. For the three months ended June 30, 2024, the Aggregator recognized $83.5 million of Net Change in Unrealized Gain (Loss) on Investments driven by unrealized appreciation on Secondaries, Corporate Private Equity and Opportunistic investments, $(3.1) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies driven by depreciation of foreign-denominated investments and $2.9 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments driven by appreciation on foreign currency contracts hedging foreign-denominated investments. For the six months ended June 30, 2024, the Aggregator recognized $104.5 million of Net Change in Unrealized Gain (Loss) on Investments driven by unrealized appreciation on Secondaries, Corporate Private Equity and Opportunistic investments, $(5.4) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies driven by depreciation of foreign-denominated investments, offset by $2.9 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments driven by appreciation on foreign currency contracts hedging foreign-denominated investments.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Manager. The Aggregator will bear other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE U.S.’s Investment Management Agreement (as defined in Part I. Item 1. Financial Statements), (b) Performance Participation Allocation (as defined in Part I. Item 1. Financial Statements) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity and (d) all other expenses of BXPE’s operations, administrations and transactions, excluding expenses specific to BXPE U.S. (described below).
For the three months ended June 30, 2024, the Aggregator incurred $31.8 million in gross Total Expenses, comprised primarily of Performance Participation Allocation of $15.6 million driven by unrealized appreciation on Private Equity Investments, gross Management Fees of $11.2 million (which were fully waived by the Investment Manager, as it agreed to waive the Management Fees for the first six months following the date BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations) and Professional Fees of $3.3 million. For the three months ended June 30, 2024, the Aggregator incurred $20.6 million in Net Expenses which represents total gross expenses less amounts waived.
For the six months ended June 30, 2024, the Aggregator incurred $51.1 million in gross Total Expenses, comprised primarily of Performance Participation Allocation of $20.8 million driven by unrealized appreciation of Private Equity Investments, gross Management Fees of $16.9 million (which were fully waived by the Investment Manager), Organizational Expenses of $5.5 million, which represent costs incurred prior to commencement of principal operations, and Professional Fees of $4.2 million, of which the Investment Manager waived $0.2 million. For the six months ended June 30, 2024, the Aggregator incurred $34.0 million in Net Expenses which represents total gross expenses less amounts waived.
Aggregator Changes in Net Assets Resulting from Operations
For the three and six months ended June 30, 2024, the Aggregator recorded a Net Increase in Net Assets Resulting from Operations of $107.1 million and $138.0 million, respectively. The increase in net assets is primarily attributed to unrealized appreciation on Private Equity Investments and Interest Income, partially offset by Performance Participation Allocation accrual.

Expenses
For the three months ended June 30, 2024, BXPE U.S. incurred $0.7 million in gross Total Expenses, comprised primarily of Professional Fees of $0.5 million, inclusive of audit, tax compliance, regulatory and filing fees, and Directors’ Fees of $0.2 million. For the three months ended June 30, 2024, BXPE U.S. incurred $0.7 million in Net Expenses which represents total gross expenses less amounts waived.
For the six months ended June 30, 2024, BXPE U.S. incurred $2.6 million in gross Total Expenses, comprised primarily of gross Warehousing Fees of $1.2 million, which were fully offset by $1.2 million as the Investment Manager agreed to waive the Warehousing Fees, Professional Fees of $1.0 million, inclusive of audit, tax compliance, regulatory and filing fees, and Directors’ Fees of $0.4 million. For the six months ended June 30, 2024, BXPE U.S. incurred $1.4 million in Net Expenses.
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
As of June 30, 2024, BXPE U.S. had $2.2 million in Cash and Cash Equivalents, and no outstanding balance on its line of credit facility with Finco. During the six months ended June 30, 2024, Net Cash Provided by (Used in) Operating Activities was $(2.9) billion, primarily as a result of investment into the Aggregator. Net Cash Provided by (Used in) Financing Activities was $2.9 billion during the period, which primarily reflects proceeds from the issuance of Units.
As of June 30, 2024, the Aggregator had $1.0 billion in Cash and Cash Equivalents, which primarily includes $788.8 million of Short Term Investments and $228.7 million of Money Market Fund. During the six months ended June 30, 2024, Net Cash Provided by (Used in) Operating Activities was $(3.0) billion, primarily as a result of investment purchases. Net Cash Provided by (Used in) Financing Activities was $4.0 billion during the period, which primarily reflects proceeds from the issuance of units to BXPE U.S. and the Parallel Fund. On August 8, 2024, the Aggregator executed a joinder to the line of credit with Finco and became a borrower thereunder. See Note 10. “Subsequent Events” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond June 30, 2024, see Note 7. “Commitments and Contingencies” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 7. “Commitments and Contingencies” and Note 10. “Subsequent Events” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.

Transactional Net Asset Value
BXPE U.S. calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. BXPE U.S.’s Transactional NAV is the price at which it sells and repurchases its Units and serves as a basis for certain fees incurred by BXPE U.S. The Sponsor also evaluates changes to BXPE U.S.’s Transactional NAV to monitor fund performance. BXPE U.S.’s Transactional NAV is based on the month-end
values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with its valuation policy that has been approved by the Board of Directors. Organizational and offering expenses advanced on BXPE U.S.’s behalf by the Investment Manager are recognized as a reduction to BXPE U.S.’s Transactional NAV ratably over 60 months beginning on January 1, 2025, and Unitholder servicing fees, as applicable, are recognized as a reduction to BXPE U.S.’s Transactional NAV on a monthly basis as such fees are accrued.

June 30, 2024
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in Aggregator (a)	$3,006,683
Cash and Cash Equivalents	2,161
Other Assets	184
Accrued Unitholder Servicing Fees (b)	(1,745)
Other Liabilities	(1,228)

Transactional Net Asset Value	$3,006,055

(a)
For BXPE U.S.’s Transactional NAV, Investment in Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. As of June 30, 2024, there was no Management Fee accrual as the Investment Manager waived Management Fees for the first six months following commencement of operations.

(b)
Accrued Unitholder servicing fees only apply to Class S and Class D Units. For purposes of BXPE U.S.’s Transactional NAV, the fees are recognized as a reduction of BXPE U.S.’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each class of BXPE U.S. as of June 30, 2024 was as follows:

	June 30, 2024
	Transactional NAV	Number of
	per Unit	Units
Class S	$26.13	48,916,722
Class D	$26.21	1,874,867
Class I	$26.24	63,954,404

		114,745,993

The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

June 30, 2024
GAAP Net Asset Value	$2,919,885
Adjustments
Organizational and Offering Expenses (a)	5,993
Servicing Fee (b)	80,177

Transactional Net Asset Value	$3,006,055

(a)	Represents an adjustment to the Investment in Aggregator to reflect the recognition of organizational and offering expenses ratably over the 60-month reimbursement period beginning January 1, 2025.
(b)	Represents an adjustment to reflect Unitholder servicing fees on Class S and Class D Units as they are accrued on a monthly basis.
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
The results of all valuations of investments are reviewed by the BXPE Fund Program valuation sub-committee,
which is comprised of key personnel including BXPE Fund Program’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Portfolio Manager and the Investment Manager’s Chief Compliance Officer. See “Part I. Item 1. Business — Investment Process Overview” in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2023. To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
Servicing Fees
Pursuant to the Dealer Manager Agreement entered into between BXPE U.S., the Feeder and Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S. pays the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month and (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, in each case, payable monthly. BXPE U.S. or its affiliates do not pay the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fee, BXPE U.S. uses its NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on its Units.

BXPE U.S. accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of June 30, 2024 is $81.9 million.
Principles of Consolidation
BXPE U.S. and the Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810,
Consolidation
(“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. BXPE U.S. considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of the Aggregator by BXPE U.S. was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that BXPE U.S. does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for BXPE U.S. to control the Aggregator and (c) substantially all of the Aggregator’s activities are not conducted on behalf of BXPE U.S. BXPE U.S. believes non-consolidation
is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Aggregator are an integral part of BXPE U.S.’s financial statements, two sets of financial statements are included in this report, one for BXPE U.S. and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.
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
Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXPE. Based on the fair value of the portfolio companies and debt investments as of June 30, 2024, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Gain (Loss) on Investments of the Aggregator of $320.5 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $213.2 million.
Exchange Rate Risk
BXPE holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXPE may manage exposure to investments in portfolio companies in foreign currencies by hedging such risks. As of June 30, 2024, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of June 30, 2024, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies of the Aggregator of $18.2 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $11.4 million.

Interest Rate Risk
BXPE has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXPE may utilize a wide variety of derivative instruments to manage such risks. As of June 30, 2024, BXPE has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates. If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $8.4 million and BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. would increase by $5.3 million.
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
Joinder to Line of Credit
On August 8, 2024, the Aggregator executed a joinder to the amended and restated unsecured, uncommitted line of credit agreement, dated as of November 3, 2023, among Finco and the borrowers thereunder (as amended, the “A&R Line of Credit”) and became a borrower thereunder. For a discussion of the terms of the A&R Line of Credit, see Note 4. “Line of Credit Agreement” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 10. “Subsequent Events” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, which descriptions are incorporated by reference herein.

Item 6.  Exhibits

Exhibit Number	Exhibit Description

10.1*
Joinder, dated as of August 8, 2024 of BXPE US Aggregator (CYM) L.P., to Amended and Restated Uncommitted Unsecured Line of Credit, dated as of November 3, 2023, among Blackstone Holdings Finance Co. L.L.C., as lender, and the other borrowers party thereto.

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
Date: August 13, 2024

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher James
Name:	Christopher James
Title:	Chairperson
(Principal Executive Officer)
Date: August 13, 2024

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer)