Form 10-Q
period 2024-09-30
Blackstone Private Equity Strategies Fund L.P.
filed 2024-11-13
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of October 31, 2024, the registrant had the following limited partnership units outstanding: 58,495,889 units of Class S, 2,179,247 units of Class D and 84,353,960 units of Class I.

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
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30,	December 31,
	2024	2023
Assets
Investment in BXPE US Aggregator (CYM) L.P. at Fair Value (Cost $3,477,391)	$3,718,151	$—
Cash and Cash Equivalents	1,431	100
Repurchases Receivable	1,999	—
Due from Affiliates	3	—

Total Assets	$3,721,584	$100

Liabilities and Net Assets
Due to Affiliates	$331	$—
Accounts Payable, Accrued Expenses and Other Liabilities	1,343	—
Repurchases Payable	1,904	—
Servicing Fees Payable	92,391	—

Total Liabilities	95,969	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (56,401,249 Units issued and outstanding as of September 30, 2024; no Units issued and outstanding as of December 31, 2023)	1,435,319	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (2,223,612 Units issued and outstanding as of September 30, 2024; no Units issued and outstanding as of December 31, 2023)	59,322	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (78,270,676 Units issued and outstanding as of September 30, 2024; 4,000 Units issued and outstanding as of December 31, 2023)	2,130,724	100
General Partner Interest	250	—

Total Net Assets	3,625,615	100

Total Liabilities and Net Assets	$3,721,584	$100

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expenses
Professional Fees	$412	$—	$1,367	$—
Directors’ Fees	102	—	538	—
Warehousing Fees	—	—	1,166	—
Other	28	—	59	—

Total Expenses	542	—	3,130	—
Warehousing Fees Waived	—	—	(1,166)	—

Net Expenses	542	—	1,964	—

Net Investment Income (Loss)	(542)	—	(1,964)	—
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	133,577	—	240,759	—

Net Increase in Net Assets Resulting from Operations	$133,035	$—	$238,795	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Blackstone Private Equity Strategies Fund L.P.
	Class S Units	Class D Units	Class I Units	General Partner Interest	Total Net Assets
Balance at June 30, 2023 and September 30, 2023	$—	$—	$100	$—	$100

Balance at June 30, 2024	$1,196,490	$48,143	$1,675,002	$250	$2,919,885
Proceeds from Units Issued	207,514	11,000	370,287	—	588,801
Net Investment Income (Loss)	(226)	(8)	(308)	—	(542)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	55,228	2,028	76,321	—	133,577
Servicing Fees	(13,977)	(228)	—	—	(14,205)
Conversion of Units Between Classes	(9,100)	(1,615)	10,715	—	—
Repurchase of Units, Net of Early Repurchase Deduction	(610)	2	(1,293)	—	(1,901)

Balance at September 30, 2024	$1,435,319	$59,322	$2,130,724	$250	$3,625,615

See notes to condensed financial statements.

Blackstone Private
Equity
Strategies
Fund
L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Blackstone Private Equity Strategies Fund L.P.
	Class S Units	Class D Units	Class I Units	General Partner Interest (a)	Total Net Assets
Balance at December 31, 2022 and September 30, 2023	$—	$—	$100	$—	$100

Balance at December 31, 2023	$—	$—	$100	$—	$100
Proceeds from Units Issued	1,446,576	58,100	1,981,988	250	3,486,914
Net Investment Income (Loss)	(821)	(36)	(1,107)	—	(1,964)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	100,475	4,030	136,254	—	240,759
Servicing Fees	(97,134)	(1,159)	—	—	(98,293)
Conversion of Units Between Classes	(13,167)	(1,615)	14,782	—	—
Repurchase of Units, Net of Early Repurchase Deduction	(610)	2	(1,293)	—	(1,901)

Balance at September 30, 2024	$1,435,319	$59,322	$2,130,724	$250	$3,625,615

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$238,795	$—
Investment in Aggregator	(3,479,391)	—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investments Allocated from BXPE US Aggregator (CYM) L.P.	(240,759)	—
Issuance of Class I Units for Directors’ Fees	184	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Due to Affiliates	331	—
Accounts Payable, Accrued Expenses and Other Liabilities	1,343	—

Net Cash Provided by (Used in) Operating Activities	(3,479,497)	—

Financing Activities
Proceeds from Issuance of Units	3,486,730	—
Payment for Servicing Fees	(5,902)	—

Net Cash Provided by Financing Activities	3,480,828	—

Cash and Cash Equivalents
Net Increase	1,331	—
Beginning of Period	100	100

End of Period	$1,431	$100

Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$8	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Class I Units for Directors’ Fees	$184	$—

Accrued Servicing Fees	$98,293	$—

Repurchase of Units, Net of Early Repurchase Deduction	$1,901	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Per- centage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (136,479,633 Units) (a)	Investee Fund	Various	Various	$3,718,151	102.6%

Total Investments (Cost $3,477,391)				$3,718,151	102.6%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on Blackstone Private Equity Strategies Fund L.P.’s proportional share of investments through investees.
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
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
(“ASC 946”). The condensed financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly and that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances) at the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2023, filed with the Securities and Exchange Commission.
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
Affiliates
The General Partner, Investment Manager, Dealer Manager (as defined in Note 6. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator, BXPE Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXPE U.S.
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income when earned at the time of receipt of proceeds from the Aggregator. BXPE U.S. has an interest of 73.5% in the Aggregator as of September 30, 2024. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S. net assets, see the Condensed Consolidated Schedule of Investments of BXPE US Aggregator (CYM) L.P.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. and BXPE Lux (the “Borrowers”) entered into an amended and restated unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 millio
n. On August 8, 2024, the Aggregator and a subsidiary of BXPE Lux entered into joinders to the A&R Line of Credit pursuant to which such entities became Borrowers thereunder, but were subsequently released as Borrowers on October 3, 2024, i
n

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

connection with the Aggregator Credit Agreement (as defined in Note 5. “Borrowings — Aggregator Credit Agreement” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P.). The A&R Line of Credit was renewed for an additional one-year
term and now expires on November 4, 2025, subject to additional one year extension options requiring Finco approval.
Under the A&R Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is the then-current borrowing rate offered by a third party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“
SOFR
”) plus 3.00%. Each advance under the A&R Line of Credit is repayable on the earliest of (a) the expiration of the A&R Line of Credit, (b) Finco’s demand and (c) the date on which the Investment Manager no longer acts as investment manager to the Borrowers, provided that the Borrowers will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrowers have not repaid all loans and other obligations under the A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any repurchase requests of the Borrowers pursuant to any established unit repurchase plans, (c) use funds to close any investment which the Borrowers committed to prior to receiving a demand notice and (d) make distributions to its unitholders (“Unitholders”) or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The A&R Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of September 30, 2024, BXPE U.S. had no borrowings or amounts outstanding under the A&R Line of Credit.
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
Unit plus applicable subscription fees that are paid by the Unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after BXPE U.S. accepted third party investors and commenced investment operations, which was in January 2024. Thereafter, BXPE U.S.’s Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees.
Unit
issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXPE U.S.’s prior month-end
Transactional NAV per Unit.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents transactions in the Units during the three and nine months ended September 30, 2024 and 2023:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of June 30, 2023 and September 30, 2023	—	—	4,000	4,000

Units Outstanding as of June 30, 2024	48,916,722	1,874,867	63,954,404	114,745,993
Units Issued	7,854,107	408,745	13,961,933	22,224,785
Conversion of Units Between Classes	(345,580)	(60,000)	403,739	(1,841)
Repurchase of Units	(24,000)	—	(49,400)	(73,400)

Units Outstanding as of September 30, 2024	56,401,249	2,223,612	78,270,676	136,895,537

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of December 31, 2022 and September 30, 2023	—	—	4,000	4,000

Units Outstanding as of December 31, 2023	—	—	4,000	4,000
Units Issued	56,928,443	2,283,612	77,755,281	136,967,336
Conversion of Units Between Classes	(503,194)	(60,000)	560,795	(2,399)
Repurchase of Units	(24,000)	—	(49,400)	(73,400)

Units Outstanding as of September 30, 2024	56,401,249	2,223,612	78,270,676	136,895,537

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
Any repurchase requests of Units that have been outstanding for fewer than
 two years will be subject to an early repurchase deduction equal to 5% of the value of BXPE U.S.’s Transactional NAV of the Units being repurchased (calculated as of the Repurchase Date) (the “Early Repurchase Deduction”) for the benefit of BXPE U.S. and its Unitholders, subject to certain exceptions.
During the three and nine months ended September 30, 2024, 73,400 Units were repurchased.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE U.S. (indirectly through the Aggregator). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and nine months ended September 30, 2024, BXPE U.S. was allocated $20.2 million and $36.4 million of the Performance Participation Allocation recognized by the Aggregator, respectively. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Performance Participation Allocation.
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
Management Fee
In consideration for its investment management services, BXPE U.S. (indirectly through the Aggregator) will pay the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXPE U.S. and any Parallel Funds will indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses will not be duplicated at the Feeder, BXPE U.S. or Parallel
Funds.
The Investment Manager agreed to waive the Management Fee for the first six months following the date on which BXPE U.S. first accepted third party investors and commenced investment operations, which was January 2, 2024. The Investment Manager, at its discretion, did not extend the Management Fee waiver. Effective July 1, 2024, the Aggregator began accruing the Management Fee attributable to BXPE U.S. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Management Fee.
For
the three and nine months ended September 30, 2024, BXPE U.S. was allocated $10.9 million and $24.5 million of the gross Management Fee recognized by the Aggregator, respectively, of which $13.5 million was waived by the Investment Manager for the nine months ended September 30, 2024. No Management Fee was waived for the three months ended September 30, 2024
.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE U.S. (indirectly through the Aggregator). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and nine months ended September 30, 2024, BXPE U.S. was allocated $0.9 million and $2.0 million of the Administration Fee recognized by the Aggregator, respectively. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Administration Fee.

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
BXPE U.S. accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of September 30, 2024 was $92.4 million.
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
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2024, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2024.
8. Warehousing Agreement
On November 3, 2023, BXPE U.S., BXPE Lux and the Investment Manager entered into the A&R Warehousing Agreement with Finco. Under the A&R Warehousing Agreement, in connection with the launch and ramp of the BXPE Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXPE Investment Committee up to an aggregate invested equity amount of $500.0 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco agreed to subsequently transfer each Approved Warehoused Investment to the Aggregator and BXPE Lux, and the Aggregator and BXPE Lux agreed to acquire such investments from Finco (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager determined in its sole discretion which and what portions of Approved Warehoused Investments the Aggregator and BXPE Lux acquired on each Warehouse Closing Date. Finco provided committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date. The A&R Warehousing Agreement expired on November 2, 2024, and was not renewed.
The first and only Warehouse Closing Date occurred on January 2, 2024 when BXPE U.S. acquired 11 investments and commitments from Finco and its affiliates at cost. Finco agreed to waive the 5% fee, which totaled $1.2 million for the purchase of the investments and commitments on January 2, 2024. The fee accrued is reported in Warehousing Fees and the waived interest is reported in Warehousing Fees Waived on the Condensed Statements of Operations. As of September 30, 2024, no amounts were outstanding.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following financial highlights for the nine months ended September 30, 2024 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXPE U.S. had not received subscriptions or commenced investing activities during the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2024
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$25.00

Proceeds from Units Issued	25.00	25.00	—

Net Investment Loss	(0.02)	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.	2.23	2.23	2.24

Net Increase in Net Assets Resulting from Investment Operations	2.21	2.21	2.22
Servicing Fees	(1.76)	(0.53)	—

Net Increase in Net Assets	0.45	1.68	2.22

Net Asset Value, End of Period	$25.45	$26.68	$27.22

Units Outstanding, End of Period	56,401,249	2,223,612	78,270,676
Total Return Based on Net Asset Value (a)	1.80%	6.72%	8.88%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (b)	0.12%	0.14%	0.12%
Warehousing Fees Waivers	-0.04%	-0.05%	-0.05%

Total Expenses	0.08%	0.09%	0.07%

Net Investment Loss	-0.08%	-0.09%	-0.07%

(a)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $25.00. Total return does not include upfront transaction fees, if any.

(b)	Expense ratio includes Professional Fees, Directors’ Fees, Warehousing Fees and Other.
10. Subsequent Events
On October 25, 2024, BXPE U.S. extended the A&R Line of Credit with Finco by one year. The agreement expires on November 4, 2025. For additional information see Note 4. “Line of Credit Agreement.”

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2024	December 31, 2023
Assets
Investments at Fair Value (Cost $4,095,747)	$4,369,696	$—
Investments in Affiliated Investee Funds at Fair Value (Cost $654,157)	715,098	—
Cash and Cash Equivalents	72,702	—
Accounts Receivable	3,959	—
Other Assets	54,760	—
Deferred Assets	889	—

Total Assets	$5,217,104	$—

Liabilities and Equity
Due to Affiliates	$4,955	$—
Accounts Payable and Accrued Expenses	4,204	—
Payable for Investments Purchased	26,942	—
Accrued Performance Participation Allocation	48,483	—
Management Fee Payable	15,074	—
Derivative Liabilities at Fair Value	28,783	—
Taxes Payable	13,541	—
Organization Costs Payable	5,585	—
Administration Fees Payable	2,562	—
Offering Costs Payable	2,745	—
Repurchases Payable	4,849	—

Total Liabilities	157,723	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized, (185,711,300 Units issued and outstanding as of September 30, 2024; no Units issued and outstanding as of December 31, 2023)	5,059,381	—
Limited Partnership Unit — Class B Units, unlimited Units authorized, (no Units issued and outstanding as of September 30, 2024; no Units issued and outstanding as of December 31, 2023)	—	—

Total Net Assets	5,059,381	—

Total Liabilities and Net Assets	$5,217,104	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Interest Income	$29,981	$—	$93,380	$—
Dividend Income	7,731	—	7,731	—
Other	955	—	10,839	—

Total Income	38,667	—	111,950	—

Expenses
Management Fees	15,074	—	32,021	—
Organizational Expenses	932	—	6,408	—
Performance Participation Allocation	27,697	—	48,482	—
Professional Fees	6,227	—	10,443	—
Other	(93)	—	842	—
Deferred Offering Costs Amortization	725	—	2,100	—
Administration Fees	1,206	—	2,562	—

Total Expenses	51,768	—	102,858	—
Management Fees Waived	—	—	(16,947)	—
Expense Support	—	—	(187)	—

Net Expenses	51,768	—	85,724	—

Net Investment Income Before Provision for Taxes	(13,101)	—	26,226	—
Provision for Taxes	11,191	—	13,541	—

Net Investment Income	(24,292)	—	12,685	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain on Investments	2,539	—	1,495	—
Net Change in Unrealized Gain (Loss) on Investments	188,554	—	293,081	—
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(31,720)	—	(28,783)	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	47,267	—	41,830	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	206,640	—	307,623	—

Net Increase in Net Assets Resulting from Operations	$182,348	$—	$320,308	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at June 30, 2023 and September 30, 2023	$—	$—	$—

Balance at June 30, 2024	$4,165,981	$—	$4,165,981
Proceeds from Units Issued	715,901	—	715,901
Net Investment Income (Loss)	(24,292)	—	(24,292)
Net Realized Gain on Investments	2,539	—	2,539
Net Change in Unrealized Gain (Loss) on Investments	188,554	—	188,554
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(31,720)	—	(31,720)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	47,267	—	47,267
Repurchase of Units	(4,849)	—	(4,849)

Balance at September 30, 2024	$5,059,381	$—	$5,059,381

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at December 31, 2022 and September 30, 2023	$—	$—	$—

Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	4,743,922	—	4,743,922
Net Investment Income	12,685	—	12,685
Net Realized Gain on Investments	1,495	—	1,495
Net Change in Unrealized Gain (Loss) on Investments	293,081	—	293,081
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(28,783)	—	(28,783)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	41,830	—	41,830
Repurchase of Units	(4,849)	—	(4,849)

Balance at September 30, 2024	$5,059,381	$—	$5,059,381

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$320,308	$—
Purchases of Investments	(6,131,853)	—
Proceeds from Investments	1,383,236	—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized (Gain) Loss on Investments	(1,495)	—
Net Change in Unrealized (Gain) Loss on Investments	(293,081)	—
Net Change in Unrealized (Gain) Loss on Derivative Instruments	28,783	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	(41,830)	—
Net Amortization of Debt Investments	121	—
Deferred Offering Costs Amortization	2,100	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(3,959)	—
Other Assets	(54,652)	—
Deferred Assets	(2,989)	—
Due to Affiliates	4,955	—
Accounts Payable and Accrued Expenses	4,204	—
Payable for Investments Purchased	26,942	—
Taxes Payable	13,541	—
Management Fee Payable	15,074	—
Administration Fees Payable	2,562	—
Organization Costs Payable	5,585	—
Offering Costs Payable	2,745	—
Accrued Performance Participation Allocation	48,483	—

Net Cash Provided by (Used in) Operating Activities	(4,671,220)	—

Financing Activities
Proceeds from Issuance of Units	4,743,922	—
Proceeds from Credit Facilities	383,000	—
Repayment of Credit Facilities	(383,000)	—

Net Cash Provided by Financing Activities	4,743,922	—

Cash and Cash Equivalents
Net Increase	72,702	—
Beginning of Period	—	—

End of Period	$72,702	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Repurchase of Units	$4,849	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars/Euros in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Investments
Portfolio Companies
Business Services
Other Investment(s) in Equity (a)(b)	Americas	$263,734	5.2%
Other Investment(s) in Equity (b)	EMEA	79,922	1.6%

Total Business Services		343,656	6.8%

Consumer
Other Investment(s) in Equity (a)(b)	Americas	258,069	5.1%

Total Consumer		258,069	5.1%

Energy
Other Investment(s) in Equity (b)	Americas	23,696	0.5%
Other Investment(s) in Equity (b)	APAC	544	0.0%

Total Energy		24,240	0.5%

Financial Services
Higginbotham Investment Holdings, LP ( 231,030 Shares)	Americas	271,348	5.4%
Other Investment(s) in Equity (b)	EMEA	86,406	1.7%
Other Investment(s) in Equity (b)	Americas	82,348	1.6%

Total Financial Services		440,102	8.7%

Healthcare
Other Investment(s) in Equity (b)	Americas	217,865	4.3%

Total Healthcare		217,865	4.3%

Industrials
Air Control Concepts Holdings, L.P. ( 6,888,366 Shares )	Americas	249,094	4.9%
Other Investment(s) in Equity (b)	Americas	76,497	1.5%

Total Industrials		325,591	6.4%

Infrastructure
Other Investment(s) in Equity (b)	Americas	98,120	1.9%
Other Investment(s) in Equity (b)	EMEA	11,305	0.2%

Total Infrastructure		109,425	2.2%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars/Euros in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Media & Entertainment
Aurelia Aggregator (CYM) L.P. (36,333 Shares)	EMEA	$303,653	6.0%
IE Holdco S.à.r.l. (337,625 Shares)	EMEA	274,238	5.4%
Songs Capital (Cayman) - NQ L.P. (Shares n/a)	EMEA	267,249	5.3%
Other Investment(s) in Equity (b)	APAC	16,317	0.3%

Total Media & Entertainment		861,457	17.0%

Software
Other Investment(s) in Equity (b)	EMEA	184,765	3.7%
Other Investment(s) in Equity (b)	Americas	49,336	1.0%

Total Software		234,101	4.6%

Technology & Services
Other Investment(s) in Equity (a)(b)	Americas	307,491	6.1%
Other Investment(s) in Equity (b)	EMEA	20,000	0.4%

Total Technology & Services		327,491	6.5%

Total Portfolio Companies (Cost $1,757,204 Americas, $1,127,835 EMEA, $15,371 APAC)		3,141,997	62.1%

Debt Investments
Business Services
Other Investment(s) in Debt (c)	Americas	82,163	1.6%

Total Business Services		82,163	1.6%

Consumer
Rio Holdings (CYM) L.P. (Outstanding principal of € 244,132)	EMEA	282,215	5.6%
Other Investment(s) in Debt (c)	Americas	112,044	2.2%

Total Consumer		394,259	7.8%

Energy
Other Investment(s) in Debt (c)	Americas	37,662	0.7%
Other Investment(s) in Debt (c)	APAC	6,040	0.1%

Total Energy		43,702	0.9%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars/Euros in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Financial Services
Other Investment(s) in Debt (c)	Americas	$107,502	2.1%
Other Investment(s) in Debt (c)	EMEA	2,991	0.1%

Total Financial Services		110,493	2.2%

Healthcare
Other Investment(s) in Debt (c)	Americas	53,340	1.1%
Other Investment(s) in Debt (c)	EMEA	3,962	0.1%

Total Healthcare		57,302	1.1%

Industrials
Other Investment(s) in Debt (c)	Americas	182,324	3.6%

Total Industrials		182,324	3.6%

Infrastructure
Other Investment(s) in Debt (c)	Americas	50,803	1.0%

Total Infrastructure		50,803	1.0%

Media & Entertainment
Other Investment(s) in Debt (c)	Americas	8,532	0.2%

Total Media & Entertainment		8,532	0.2%

Software
Other Investment(s) in Debt (c)	Americas	82,832	1.6%

Total Software		82,832	1.6%

Specialty Finance
Other Investment(s) in Debt (c)	Various	17,964	0.4%

Total Specialty Finance		17,964	0.4%

Technology & Services
Other Investment(s) in Debt (c)	Americas	197,325	3.9%

Total Technology & Services		197,325	3.9%

Total Debt Investments (Cost $897,229 Americas, $274,631 EMEA, $17,235 Various, $6,242 APAC)		1,227,699	24.3%

Total Investments (Cost $4,095,747)		4,369,696	86.4%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars/Euros in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Affiliated Investee Funds
Specialty Finance
Blackstone CLO Management LLC – Series 9 (a)	Various	$291,496	5.8%
Other Investment(s) in Affiliated Investee Funds	Americas	225,855	4.5%

Total Specialty Finance		517,351	10.2%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	197,747	3.9%

Total Secondaries		197,747	3.9%

Total Affiliated Investee Funds (Cost $375,512 Americas, $278,645 Various)		715,098	14.1%

Cash and Cash Equivalents
Money Market Fund
Fidelity Institutional Treasury Portfolio Money Market Fund	Americas	61,532	1.2%

Total Money Market Fund (Cost $61,532 Americas)		61,532	1.2%

Cash
Cash Held at Banks	n/a	11,170	0.2%

Total Cash (Cost $11,170)		11,170	0.2%

Total Cash and Cash Equivalents (Cost $72,702)		72,702	1.4%

Derivative Instruments
Foreign Currency Contracts	n/a	(28,783)	-0.6%

Total Derivative Instruments (Cost $-)		(28,783)	-0.6%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost $4,822,606)		$5,128,713	101.4%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a	Not applicable.
EMEA	Europe, Middle East and Africa
APAC	Asia Pacific
(a)
There were no single investments included in this category that exceeded 5% of net assets of BXPE US Aggregator (CYM) L.P., Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund (TE) L.P.

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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
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
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in affiliated or unaffiliated investee funds (“Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the Investee Funds as a practical expedient for fair value. The Aggregator may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investee Fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, perform ance of
ongoing operational due diligence, review of the Investee Fund’s financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the Aggregator determines, based on its own due diligence and investment monitoring procedures, that NAV does not represent fair value or if the Investee Fund is not an investment company, such as a collateralized loan obligation (“CLO”) vehicle, the Aggregator will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

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
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Condensed Consolidated Statements of Assets and Liabilities, see Note 7. “Related Party Transactions.”
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
Management Fees Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 7. “Related Party Transactions”) for the first six months following the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations, which was January 2, 2024. The Investment Manager, at its discretion, did not extend the Management Fee waiver. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
As
described

in the Investment Management Agreement (as defined in Note 7. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro rata share of 100% of the net break-up,
topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXPE through secondary market purchases of existing investments in established funds in other Blackstone accounts paid to the Investment Manager or its affiliates in connection with BXPE’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 7. “Related Party Transactions” for more information.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement are reported in Expense Support on the Condensed Consolidated Statements of Operations and reported in Accounts Receivable on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 7. “Related Party Transactions” for more information.
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
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S., the Feeder, Parallel Funds, BXPE Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Aggregator.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels as of September 30, 2024:

	September 30, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$11,170	$—	$—	$—	$11,170
Money Market Fund	61,532	—	—	—	61,532

Total Cash and Cash Equivalents	72,702	—	—	—	72,702

Investments
Portfolio Companies	—	—	3,077,035	64,962	3,141,997
Debt Investments	—	756,749	470,950	—	1,227,699

Total Investments	—	756,749	3,547,985	64,962	4,369,696
Investments in Affiliated Investee Funds	—	—	204,907	510,191	715,098

	$72,702	$756,749	$3,752,892	$575,153	$5,157,496

Liabilities
Derivative Liabilities	$—	$28,783	$—	$—	$28,783

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$2,970,493	Discounted Cash Flows	WACC	10.3% - 33.8%	17.4%	Lower
			Exit Multiple	7.6x - 22.0x	16.1x	Higher
	40,478	Market Approach	Performance Multiple	31.5x	31.5x	Higher
	66,064	Transactional Value	n/a
Debt Investments	452,986	Discounted Cash Flows	WACC	8.3% - 15.2%	14.3%	Lower
	17,964	Third Party Pricing	n/a

Total Investments	3,547,985
Investments in Affiliated Investee Funds	204,907	Third Party Pricing	n/a

	$3,752,892

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and nine months ended September 30, 2024, the following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2024
			Affiliated
	Portfolio	Debt	Investee
	Companies	Investments	Funds	Total
Balance, Beginning of Period	$1,567,924	$106,740	$200,208	$1,874,872
Purchases	1,297,247	393,760	—	1,691,007
Sales and Proceeds from Investments	(8,891)	(9,218)	—	(18,109)
Transfer Out of Level III (a)	—	(1,820)	—	(1,820)
Change in Gain (Loss) Included in Net Assets	220,755	(18,512)	4,699	206,942

Balance, End of Period	$3,077,035	$470,950	$204,907	$3,752,892

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$220,755	$(18,512)	$4,699	$206,942

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2024
			Affiliated
	Portfolio	Debt	Investee
	Companies	Investments	Funds	Total
Balance, Beginning of Period	$—	$—	$—	$—
Purchases	2,865,691	443,366	194,133	3,503,190
Sales and Proceeds from Investments	(8,891)	(11,106)	—	(19,997)
Transfer Into Level III (b)	—	51,535	—	51,535
Transfer Out of Level III (a)(b)	(49,538)	(1,820)	—	(51,358)
Change in Gain (Loss) Included in Net Assets	269,773	(11,025)	10,774	269,522

Balance, End of Period	$3,077,035	$470,950	$204,907	$3,752,892

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$269,773	$(11,025)	$10,774	$269,522

(a)	For the three months ended September 30, 2024, the transfers out of Level III financial assets were due to changes in the observability of inputs used in the valuation of such assets.
(b)
For the nine months ended September 30, 2024, the transfers in and out of Level III financial assets were primarily due to a Level III Portfolio Companies investment transferring into Level III Debt Investments.

Investments in Affiliated Investee Funds
The following table summarizes investments in affiliated Investee Funds, by investment strategy, the unfunded commitment of each strategy (if applicable) and the fair value of the investments in the affiliated Investee Funds. As of September 30, 2024, a majority of these investments may not be redeemed at or within three months of the reporting date. The Aggregator may receive distributions resulting from income and/or sales of underlying assets; however, an estimate of the period of time over which the underlying assets are expected to be liquidated by the Investee Funds cannot be made.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments in Affiliated Investee Funds by Strategy	Unfunded Commitment	Fair Value
Secondaries
Other Investment(s) in Affiliated Investee Funds	$118,859	$197,747

	118,859	197,747

Specialty Finance
Blackstone CLO Management LLC – Series 9	—	291,496
Other Investment(s) in Affiliated Investee Funds	65,316	225,855

	65,316	517,351

	$184,175	$715,098

The General Partner may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies, in accordance with ASC 946, and the General Partner has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV in accordance with ASC 946. The Net Change in Unrealized Gain (Loss) on Investments in affiliated Investee Funds is $18.9 million and $60.9 million for the three and nine months ended September 30, 2024, respectively. Net realized gains (losses) on investments in affiliated Investee Funds was $0.1 million for the nine months ended September 30, 2024. There was no Net realized gains (losses) on investments in affiliated Investee Funds for the three months ended September 30, 2024. Refer to Note 7. “Related Party Transactions” for more detail on investments in affiliated Investee Funds.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	September 30, 2024		December 31, 2023
	Liabilities		Liabilities
		Fair		Fair
	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts (EUR)	€495,000	$20,416	€—	$—
Foreign Currency Contracts (GBP)	£61,967	8,368	£—	—
The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Derivative Instruments
Realized Gain
Foreign Currency Contracts	$3,578	$—	$3,578	$—

Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	(31,720)	—	(28,783)	—

	$(28,142)	$—	$(25,205)	$—

As of September 30, 2024 and December 31, 2023, the Aggregator had not designated any derivatives as fair value, cash flow or net in ves
tment hedges for accounting purposes.
5. Borrowings
A&R Line of Credit
On August 8, 2024, the Aggregator executed a joinder to the amended and restated unsecured, uncommitted line of credit agreement, dated as of November 3, 2023, among Blackstone Holdings Finance Co. L.L.C. (“Finco”) and the borrowers thereunder (as amended, the “A&R Line of Credit”) and became a borrower thereunder. For a discussion of the terms of the A&R Line of Credit, see Note 4. “Line of Credit Agreement” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. In connection with the Aggregator Credit Agreement (as defined below), on October 3, 2024, the Aggregator was released as a borrower under the A&R Line of Credit.
As
of September 30, 2024, the Aggregator had no borrowings or amounts outstanding under the A&R Line of Credit.
Bonavista Credit Facility
On July 25, 2024, Bonavista Funding Ltd. (“Bonavista”), a consolidated wholly-owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a revolving credit agreement (the “Bonavista Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed $300.0 million, subject to customary conditions. The Bonavista Credit Facility is collateralized by assets of Bonavista. The obligations under the Bonavista Credit Facility have limited recourse, with repayment solely from the assets collateralizing Bonavista. The liabilities of Bonavista do not have recourse to the general credit of the Aggregator.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The parties to the Bonavista Credit Facility include Bonavista, as borrower, the Aggregator, a third party administrative agent (in such capacity, the “Bonavista Administrative Agent”), also serving as sole lead arranger and sole book manager, and the other third party lenders as identified in the Bonavista Credit Facility. The Bonavista Credit Facility matures on July 27, 2026, and may not be extended. Upon an event of default, the Bonavista Administrative Agent may also terminate its commitment.
Under the Bonavista Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the borrower’s
discretion, at a rate of the
(a) one-month
term Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.25% per annum or (b) base rate (as defined in the Bonavista Credit Facility) plus a spread of 1.25%. The Aggregator may voluntarily prepay any loans upon notice to the
Bonavista
Administrative Agent without a premium or penalty, subject to certain conditions. The Bonavista Credit Facility is subject to a commitment fee that is generally calculated based on two components, the “First Unused Amount” and “Second Unused Amount” (as defined below). The First Unused Amount incurs no commitment fee for the first nine months the Bonavista Credit Facility is outstanding; thereafter, the commitment fee on the First Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 1%. T he Second Unused Amount incurs no commitment fee for the first three-month period the Bonavista Credit Facility is outstanding; on and after the three-month anniversary and prior to the nine-month anniversary, the commitment fee on the Second Unused Amount is equal to (a) the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b
) 0.3%; thereafter, the commitment fee on the Second Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 0.3%.
As of September 30, 2024,
Bonavista
had no borrowings or amounts outstanding under the Bonavista Credit Facility.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment
of $375.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%) and maintains a loan to value ratio of not more than 30%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement).

On October 31, 2024, the aggregate commitment was increased by $300.0 million to $675.0 million.
The parties to the Aggregator Credit Agreement include the Aggregator, as borrower, a third party administrative agent (in such capacity, the “Aggregator Administrative Agent”), third party joint lead arrangers (in such capacities, the “Joint Lead Arrangers”) and co-structuring agents, and certain other lenders and the letter of credit issuers as identified in the Aggregator Credit Agreement. The Aggregator Credit Agreement matures on October 1, 2027, subject to a one-year extension option requiring approval by the Aggregator Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the
(a) one-month
term SOFR plus a spread of 3.50% per annum, (b) daily simple SOFR plus a spread of 3.50% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of 2.50%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.50% to 0.70% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused fees.
The Aggregator Credit Agreement contains customary representations and warranties, events of default, cash sweep events and affirmative and negative covenants. The Aggregator’s obligations under the Aggregator Credit Agreement are non-recourse
to BXPE U.S. and secured by the Aggregator’s distributions received from investments and the equity interest in certain of its subsidiaries. Upon an event of default, the lenders of the Aggregator Credit Agreement may also terminate their commitment.
6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of September 30, 2024, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per
Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after BXPE U.S. and the Feeder had accepted third party investors and commenced investment operations, which was on January 2, 2024. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined below) and the deduction of expenses.
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
Transactional NAV per Aggregator Unit.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents transactions in the Aggregator’s Units during the three and nine months ended September 30, 2024 and 2023:

	Class A
	Units	Total
Units Outstanding as of June 30, 2023 and September 30, 2023	—	—

Units Outstanding as of June 30, 2024	158,901,585	158,901,585
Units Issued	26,987,238	26,987,238
Repurchase of Units	(177,523)	(177,523)

Units Outstanding as of September 30, 2024	185,711,300	185,711,300

	Class A
	Units	Total
Units Outstanding as of December 31, 2022 and September 30, 2023	—	—

Units Outstanding as of December 31, 2023	—	—
Units Issued	185,888,823	185,888,823
Repurchase of Units	(177,523)	(177,523)

Units Outstanding as of September 30, 2024	185,711,300	185,711,300

In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to offer to repurchase Aggregator Units from limited partners to match any repurchase offers made by BXPE U.S. and any Parallel Fund. Any repurchase of Aggregator Units will be effected by the Aggregator as needed to comply with the Repurchase Program of BXPE U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units repurchased by the Aggregator only with the consent of BXPE U.S., including, if applicable, approval by the Board of Directors. During the three months and nine months ended September 30, 2024, 177,523 Aggregator Units were repurchased.
7. Related Party Transactions
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and nine months ended September 30, 2024, the Aggregator accrued unrealized Performance Participation Allocation of $27.7 million and $48.5 million, respectively. The amount of unrealized Performance Participation Allocation accrued is as if BXPE had been liquidated at its net asset value at that date and at that time, if any, will be paid or realized to the General Partner. The unrealized Performance Participation Allocation is subject to the future performance of BXPE throughout the Performance Participation Allocation period of each limited partner.
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
The Investment Manager agreed to waive the Management Fee for the first six months following the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations, which was January 2, 2024. The Investment Manager, at its discretion, did not extend the Management Fee waiver. As of July 1, 2024, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three and nine months ended September 30, 2024, the Aggregator accrued gross

Management Fees of $15.1 million and $32.0 million, respectively, of which $16.9 million was waived by the Investment Manager for the nine months ended September 30, 2024. No Management Fee was waived for the three months ended September 30, 2024.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate, 0.10% of the
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

From time to time, the Investment Manager may outsource certain administrative duties provided to BXPE with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third party service providers will be payable by the Investment Manager out of its Administration Fee such that the Administration Fee should not exceed, in the aggregate, 0.10% of the Aggregator’s Transactional NAV.
For the three and nine months ended September 30, 2024, the Aggregator accrued Administration Fees of $1.2 million and $2.6 million, respectively.
Investments in Affiliated Investee Funds
The Aggregator has investments in certain Blackstone-affiliated investment funds (“Investments in Affiliated Investee Funds”). As of September 30, 2024, the Aggregator had Investments in Affiliated Investee Funds of $715.1 million. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
For the nine months ended September 30, 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s NAV.
For the nine months ended September 30, 2024, the Aggregator accrued Expense Support of $0.2 million that will be paid by the Investment Manager. There was no accrued Expense Support for the three months ended September 30, 2024. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator.
Due to Affiliates
Due to Affiliates is comprised of cash advances made by Finco, a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
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
Related Party Transactions
BXPE may from time to time enter into transactions with certain affiliates. In addition to the eleven investments purchased on January 2
, 2024 for an aggregate purchase price of $305.3 million pursuant to the A&R Warehousing Agreement (as defined in Note 8. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P.), during the three and nine months ended September 30, 2024, the Aggregator purchased two investments for an aggregate purchase price of $354.3 million from other entities or vehicles controlled, sponsored, advised and/or managed by Blackstone or its affiliates.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As part of BXPE’s investment strategy, the Aggregator participates in investments alongside other vehicles sponsored, advised and/or managed by Blackstone or its affiliates in a programmatic manner through elections to Blackstone’s side-by-side investment program. As a participant in the program, from time to time, the Aggregator and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates may sell or syndicate portions of an investment to a related party, including co-investment vehicles managed by Blackstone (including co-investment vehicles managed outside of the sponsor’s investment program). Such syndication transactions are generally made in the first six months of ownership and are effected at cost, plus a fee for the time the investment is held by the Aggregator. During the three and nine months ended September 30, 2024, the Aggregator syndicated portions of six and seven investments, respectively, for an aggregate sale price of
$13.7 million and $21.5 million, respectively, to related parties.
8. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to
Class S/S-TE
and
Class D/D-TE
units, on BXPE’s behalf through the first anniversary of the date on which BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations on January 2, 2024 (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of September 30, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the amount of $8.3 million of which $5.6 million relates to Organizational Expenses and was expensed as incurred and $2.7 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. For the three months ended September 30, 2024, organizational and offering expenses totaled $0.4 million and totaled $0.7 million, respectively, and for the nine months ended September 30, 2024, organizational and offering expenses totaled $5.6 million and $2.1 million, respectively, which are reported in Organizational Expenses and Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
As of September 30, 2024, the Aggregator had unfunded commitments to existing investments of $611.4 million and the BXPE Fund Program had additional conditional commitments of $1.2 billion to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2024, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2024.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Income Taxes
The Aggregator’s Provision for Taxes were $11.2 million and $13.5 million for the three and nine months ended September 30, 2024, respectively, which resulted in effective tax rates of 5.8% and 4.1%, respectively. For the three and nine months ended September 30, 2024, the primary driver giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate was U.S. federal, state and/or local taxes on income from the Aggregator Corporations.
10. Financial Highlights
The following financial highlights for the nine months ended September 30, 2024 are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class A Units were outstanding during the
nine months ended September 30, 2023. No Class B Units have been issued by the Aggregator since inception
.

Nine Months Ended
September 30, 2024
Class A
Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Income	0.27
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	1.97

Net Increase in Net Assets	2.24

Net Asset Value, End of Period	$27.24

Units Outstanding, End of Period	185,711,300
Total Return Based on Net Asset Value (a)	8.96%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (b)	1.62%
Expenses and Management Fees Waivers (b)	-0.51%
Accrued Performance Participation Allocation	1.44%

Total Expenses	2.55%

Net Investment Income	0.38%

(a)
Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the initial Net Asset Value per Aggregator Unit of $25.00. Total return does not include upfront transaction fees, if any.

(b)	Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees and Other.
11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through November 13, 2024, which is the date that these condensed consolidated financial statements were available to be issued, and except as noted below, has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement with third party lenders and letter of credit issuers. See Note 5. “Borrowings” for more information.

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
We employ a thematic approach to private equity investing with a focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities create competitive advantages for the BXPE Fund Program. We expect that over the long-term, we will invest at least 80% of our net asset value (“NAV” or “Net Asset Value”) in Private Equity Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. We may make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.
Investment Portfolio
The BXPE Fund Program’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone’s key private equity strategies, including Corporate Private Equity, Opportunistic, Growth and Secondaries. As of September 30, 2024, the BXPE Fund Program’s portfolio consisted of investments and future commitments to acquire investments totaling up to $6.3 billion. As of September 30, 2024, the BXPE Fund Program has invested or committed $4.0 billion in Corporate Private Equity investments, $1.5 billion in Opportunistic investments, $458.1 million in Growth investments and $330.0 million in Secondaries.
Future commitments to acquire investments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. As of September 30, 2024, BXPE has funded $3.9 billion to investments, committed an additional $611.4 million to closed investments where BXPE’s allocation is known and committed, together with BXPE Lux, up to $1.2 billion to new investments for which BXPE’s allocation will be determined upon closing.
Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all. For additional information on BXPE’s investments, refer to the “Condensed Consolidated Schedule of Investments” of BXPE US Aggregator (CYM) L.P. in “Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
In addition to the commitments above, the BXPE Fund Program has agreed to participate in future investment opportunities alongside Other Blackstone Accounts across the PE Platform through additional investments in Blackstone’s side-by-side
investment program, which is just one method through which the BXPE Fund Program accesses investments. The total commitments to such opportunities will be determined at closing and there can be no assurance that such transactions will close as expected or at all.
Subsequent to September 30, 2024, BXPE committed $952.0 million to a Corporate Private Equity investment within the business services sector. BXPE expects to fund less than the full commitment upon the closing of the transaction as a result of investment-level financing and equity syndications.

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
Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P.
BXPE U.S. generates income primarily from its investment in the Aggregator. BXPE U.S. has an interest of 73.5% in the Aggregator as of September 30, 2024, an increase of 1.4% compared to an interest of 72.1% as of June 30, 2024. The increase in BXPE U.S. interest is driven by relative subscriptions between BXPE U.S. and the Parallel Fund. For the three and nine months ended September 30, 2024, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $182.3 million and $320.3 million, respectively, which resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $133.0 million and $238.8 million, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and nine months ended September 30, 2024. Key drivers of the result of operations of the Aggregator are discussed below.
Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income primarily from investments in Private Equity Investments, including dividends, and distributions on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also generate income in the form of interest income from our investments in Debt and Other Securities.
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
For the three and nine months ended September 30, 2024, the Aggregator recorded $30.0 million and $93.4 million of Interest Income, respectively, driven by interest earned on Debt and Other Securities. For the three months ended September 30, 2024, the Aggregator recognized $188.6 million of Net Change in Unrealized Gain (Loss) on Investments driven by unrealized appreciation on Corporate Private Equity, Opportunistic and Growth investments and $47.3 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies driven by appreciation of foreign-denominated investments, partially offset by $(31.7) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments driven by depreciation on foreign currency contracts hedging foreign-denominated investments. For the nine months ended September 30, 2024, the Aggregator recognized $293.1 million of Net Change in Unrealized Gain (Loss) on Investments driven by unrealized appreciation on Corporate Private Equity, Opportunistic and Secondaries investments and $41.8 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies driven by appreciation of foreign-denominated investments, partially offset by $(28.8) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments driven by depreciation on foreign currency contracts hedging foreign-denominated investments.

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
For the three months ended September 30, 2024, the Aggregator incurred $51.8 million in Total Expenses, comprised primarily of Performance Participation Allocation of $27.7 million driven by unrealized appreciation on Private Equity Investments, gross Management Fees of $15.1 million and Professional Fees of $6.2 million. For the three months ended September 30, 2024, no expenses were waived.
For the nine months ended September 30, 2024, the Aggregator incurred $102.9 million in gross Total Expenses, comprised primarily of Performance Participation Allocation of $48.5 million driven by unrealized appreciation of Private Equity Investments, gross Management Fees of $32.0 million (of which $16.9 million was waived by the Investment Manager, as it agreed to waive the Management Fees for the first six months following the date BXPE U.S. and the Feeder first accepted third party investors and commenced investment operations) and Professional Fees of $10.4 million, of which the Investment Manager waived $0.2 million. For the nine months ended September 30, 2024, the Aggregator incurred $85.7 million in Net Expenses which represents total gross expenses less amounts waived.
Expenses
For the three months ended September 30, 2024, BXPE U.S. incurred $0.5 million in Total Expenses, comprised primarily of Professional Fees of $0.4 million, inclusive of audit, tax compliance, regulatory and filing fees, and Directors’ Fees of $0.1 million. For the three months ended September 30, 2024, no expenses were waived.
For the nine months ended September 30, 2024, BXPE U.S. incurred $3.1 million in gross Total Expenses, comprised primarily of Professional Fees of $1.4 million, inclusive of audit, tax compliance, regulatory and filing fees, gross Warehousing Fees of $1.2 million, which were fully offset by $1.2 million as the Investment Manager agreed to waive the Warehousing Fees and Directors’ Fees of $0.5 million. For the nine months ended September 30, 2024, BXPE U.S. incurred $2.0 million in Net Expenses.
Financial Condition, Liquidity and Capital Resources
BXPE generates cash primarily from the net proceeds of its continuous offering of units, income earned from Private Equity Investments, proceeds from net borrowings on our credit facilities and income earned and repayments on principal on our debt investments. The primary uses of our Cash and Cash Equivalents are for purchasing investments in companies via intermediaries and other equity and debt instruments, funding the costs of our operations, funding repurchases under our Unit repurchase program, debt service, repayment and other financing costs of our borrowings and cash distributions to the holders of our units.

As of September 30, 2024, BXPE U.S. had $1.4 million in Cash and Cash Equivalents, and no outstanding balance on either its line of credit facility or warehouse facility with Finco. During the nine months ended September 30, 2024, Net Cash Provided by (Used in) Operating Activities was $(3.5) billion, primarily as a result of investment into the Aggregator. Net Cash Provided by (Used in) Financing Activities was $3.5 billion during the period, which primarily reflects proceeds from the issuance of Units.
On November 2, 2024, BXPE U.S.’s amended and restated warehouse agreement with Finco expired. See Note 8. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
As of September 30, 2024, the Aggregator had $72.7 million in Cash and Cash Equivalents, which includes $61.5 million of Money Market Fund and $11.2 million of Cash Held at Banks, with no outstanding balance on its line of credit facility with Finco or under the Bonavista credit facility. During the nine months ended September 30, 2024, Net Cash Provided by (Used in) Operating Activities was $(4.7) billion, primarily as a result of investment purchases. Net Cash Provided by (Used in) Financing Activities was $4.7 billion during the period, which primarily reflects proceeds from the issuance of units to BXPE U.S. and the Parallel Fund.
On October 3, 2024, the Aggregator entered into a $375.0 million revolving credit agreement with third party lenders and letter of credit issuers, and was subsequently released as a borrower under the line of credit facility with Finco. On October 31, 2024, the aggregate commitment under the revolving credit agreement was increased by $300.0 million to $675.0 million. See Note 5. “Borrowings — A&R Line of Credit” and Note 5. “Borrowings — Aggregator Credit Agreement” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond September 30, 2024, see Note 7. “Commitments and Contingencies” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 5. “Borrowings” and Note 8. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Transactional Net Asset Value
BXPE U.S. calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. BXPE U.S.’s Transactional NAV is the price at which it sells and repurchases its Units and serves as a basis for certain fees incurred by BXPE U.S. The Sponsor also evaluates changes to BXPE U.S.’s Transactional NAV to monitor fund performance. BXPE U.S.’s Transactional NAV is based on the month-end values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with its valuation policy that has been approved by the Board of Directors. Organizational and offering expenses advanced on BXPE U.S.’s behalf by the Investment Manager are recognized as a reduction to BXPE U.S.’s Transactional NAV ratably over 60 months beginning on January 1, 2025, and Unitholder servicing fees, as applicable, are recognized as a reduction to BXPE U.S.’s Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to BXPE U.S.’s Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

September 30, 2024
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in Aggregator (a)	$3,728,035
Cash and Cash Equivalents	1,431
Other Assets	2,186
Accrued Unitholder Servicing Fees (b)	(1,097)
Other Liabilities (c)	(3,481)

Transactional Net Asset Value	$3,727,074

(a)
For BXPE U.S.’s Transactional NAV, Investment in Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. Investment in Aggregator excludes certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment. There was no Management Fee accrual through June 30, 2024 as the Investment Manager waived Management Fees for the first six months following commencement of operations.

(b)
Accrued Unitholder servicing fees only apply to Class S and Class D Units. For purposes of BXPE U.S.’s Transactional NAV, the fees are recognized as a reduction of BXPE U.S.’s Transactional NAV on a monthly basis.

(c)	Includes repurchase payables. For purposes of computing Transactional NAV per Unit, such repurchase payables are excluded.
The Transactional NAV per Unit for each class of BXPE U.S. as of September 30, 2024 was as follows:

	September 30, 2024
	Transactional NAV	Number of
	per Unit	Units
Class S	$27.12	56,401,249
Class D	$27.25	2,223,612
Class I	$27.30	78,270,676

		136,895,537

The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

September 30, 2024
GAAP Net Asset Value	$3,625,615
Adjustments
Organizational and Offering Expenses (a)	5,899
Servicing Fee (b)	91,294
Tax Liabilities (c)	4,266

Transactional Net Asset Value	$3,727,074

(a)	Represents an adjustment to the Investment in Aggregator to reflect the recognition of organizational and offering expenses ratably over the 60-month reimbursement period beginning January 1, 2025.
(b)	Represents an adjustment to reflect Unitholder servicing fees on Class S and Class D Units as they are accrued on a monthly basis.
(c)	Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.

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
BXPE U.S. accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of September 30, 2024 is $92.4 million.
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
Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXPE. Based on the fair value of the portfolio companies and debt investments as of September 30, 2024, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $508.5 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $332.1 million.
Exchange Rate Risk
BXPE holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXPE may manage exposure to investments in portfolio companies in foreign currencies by hedging such risks. As of September 30, 2024, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of September 30, 2024, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies of the Aggregator of $139.6 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. of $88.4 million.
Interest Rate Risk
BXPE has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXPE may utilize a wide variety of derivative instruments to manage such risks. As of September 30, 2024, BXPE has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates. If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $7.6 million and BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. would increase by $4.8 million.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of Units during the three months ended September
30, 2024
:

			Total Number of Units	Maximum Number of
	Total Number	Average	Purchased as Part of	Units that May Yet Be
	of Units	Price Paid	Publicly Announced	Purchased Under the
	Purchased	per Unit	Plans or Programs	Plans or Programs
Repurchase Pricing Date	(All Classes)	(All Classes) (a)	(All Classes)	(All Classes) (b)
September 30, 2024	73,400	$25.88	73,400	$—

(a)	Average Price Paid per Unit reflects the 5% early repurchase deduction, as applicable.
(b)	All repurchase requests were satisfied in full.
In accordance with the Aggregator’s amended and restated limited partnership agreement, the General Partner can cause the Aggregator to repurchase Aggregator’s units from limited partners to match any
repurchase
offers made by BXPE U.S. and any Parallel Fund.
For additional information on our repurchase program, including a breakdown by class, see “Repurchase Program” in Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Item 3.  Defaults Upon Senior Securities
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

10.1*
Credit Agreement, dated as of October 3, 2024, among BXPE US Aggregator (CYM) L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association and Citibank, N.A., as joint lead arrangers and co-structuring agents, and the lenders and the letter of credit issuers party thereto.

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
Date: November 13, 2024

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher James
Name:	Christopher James
Title:	Chairperson
(Principal Executive Officer)
Date: November 13, 2024

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)