Form 10-K
period 2024-12-31
Blackstone Private Equity Strategies Fund L.P.
filed 2025-03-14
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Act). Yes
☐
 No
☒
As of December 31, 2024, there was no established public market for the registrant’s limited partnership units.
As of February 28, 2025, the registrant had the following limited partnership units outstanding: 72,641,115 units of Class S, 2,522,223 units of Class D, and 111,336,754 units of Class I.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements; Risk Factor Summary
This report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert,” based solely on the belief of Blackstone, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
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

•	Our continuous private offering is a “blind pool” offering and thus you will not have the opportunity to evaluate our future investments before we make them.
•
We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units. For example, we may restrict transfers that would violate the Securities Act of 1933, as amended (the “Securities Act”), any state securities laws or other applicable laws, cause us to lose our status as a partnership under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or become required to register under Investment Company Act of 1940, as amended (the “1940 Act”). As such, we can be described as illiquid in nature.

•
We have implemented a Unit repurchase program, but there is no guarantee we will be able to make such repurchases. Furthermore, if we do make such repurchases, only a limited number of Units will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions. This means that an investment in our Units will be more illiquid than other investment products or portfolios. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for fewer than two years will be subject to the Early Repurchase Deduction (as defined below).

•	An investment in our Units is not suitable for you if you need ready access to the money you invest.
•
Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule
14a-8
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors (as defined below).

•
The Fund’s partnership agreements designate courts in the State of Delaware or, to the extent subject matter jurisdiction exists, the federal district courts of the United States in the State of Delaware as the exclusive forum for actions or proceedings related to the Fund’s partnership agreements or federal securities laws and the rules and regulations thereunder, which could limit our Unitholders’ ability to obtain a favorable judicial forum.

•
The purchase and repurchase price for our Units is based on our Transactional NAV (as defined below) and are not based on any public trading market. While there will be independent valuations of our Direct Investments (as defined below) from time to time, the valuation of private equity investments is inherently subjective and our Transactional NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.

•
The acquisition of investments may be financed in substantial part by borrowing, which increases our exposure to loss at the investment level. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.

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

•
We are dependent on the Sponsor to conduct our operations, as well as the persons and firms the Sponsor retains to provide services on our behalf. The Sponsor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we pay to the Sponsor.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described herein in Part I. Item 1A. Risk Factors, and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at www.bxpe.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

In this report, except where the context suggests otherwise:
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
We refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.”
The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds (as defined below), as the context requires.
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
The term “Aggregator” refers to BXPE US Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds (each as defined below)), a Cayman Islands exempted limited partnership, through which the Fund invests all or substantially all of its assets.
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor to invest alongside the Fund, but excluding BXPE Lux (as determined in the Investment Manager’s discretion). One or more such Parallel Funds invest in the Aggregator alongside the Fund.
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
The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXPE U.S.’s board of directors (“Board of Directors” or “Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units outstanding: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class” or a “Class”).
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, we believe it is important to present information for both BXPE U.S. and the Aggregator in this report. The financial statements of each entity are presented in “Part II. Item 8. Financial Statements and Supplementary Data.” See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXPE or any other Blackstone fund.

Part I.

Item 1.	Business
Overview
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) is designed to offer eligible individuals access to Blackstone’s PE Platform. Our general partner, Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, (the “General Partner”) and our investment manager, Blackstone Private Investments Advisors L.L.C., a Delaware limited liability company, (the “Investment Manager”), are affiliates of Blackstone.
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
The Fund — Blackstone Private Equity Strategies Fund L.P.
BXPE U.S., a Delaware limited partnership, was formed on April 5, 2022. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.
On January 2, 2024, the Fund held its first closing and sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering. The Fund continues to hold monthly closings as part of its continuous private offering.
Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. We seek to meet our investment objectives by investing primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”), leveraging the talent and investment capabilities of Blackstone’s PE Platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Blackstone and Blackstone Private Equity Overview
Blackstone is the world’s largest alternative asset manager, with total assets under management of more than $1.1 trillion as of December 31, 2024 and approximately 4,895 employees at our headquarters in New York and around the world. Blackstone seeks to utilize its global expertise and presence to create positive economic impact and long-term value for its investors, the companies it invests in, and the communities in which it works. Blackstone does this by utilizing extraordinary people and flexible capital to help companies solve problems. Blackstone’s asset management businesses include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis. The Blackstone private equity segment currently represents total assets under management of $352.2 billion as of December 31, 2024. The key Blackstone businesses underlying BXPE’s investment strategy include:

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
BXPE Fund Program
BXPE U.S., Feeder, Aggregator and any Parallel Funds together form BXPE, a private equity investment program. BXPE invests alongside BXPE Lux and, together, form the “BXPE Fund Program.” While BXPE and BXPE Lux have substantially similar investment objectives and strategies and have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
The Investment Manager and the General Partner
On January 2, 2024, BXPE U.S. entered into an investment management agreement (the “Investment Management Agreement”) with Blackstone Private Investments Advisors L.L.C. (previously defined as the “Investment Manager”), and an amended and restated limited partnership agreement, as may be further amended and restated from time to time (the “BXPE U.S. Partnership Agreement” or “Partnership Agreement”), with Blackstone Private Equity Strategies Associates L.P. (previously defined as the “General Partner” and, together with the Investment Manager, the “Sponsor”), pursuant to which the Sponsor will manage the Fund on a day-to-day
basis. On March 12, 2024, the BXPE U.S. Partnership Agreement was further amended and restated.
Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s Board of Directors (as defined below) and in accordance with the BXPE U.S. Partnership Agreement. See “—The Board of Directors” below for further information.
The General Partner has delegated the portfolio management function regarding BXPE to the Investment Manager. The Investment Manager has discretion to make Investments on behalf of BXPE.

The Investment Manager is a Delaware limited liability company with its business address at 345 Park Avenue, New York, New York 10154, United States of America. The Investment Manager is an affiliate of Blackstone and is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Investment Manager provides management services to us pursuant to the Investment Management Agreement. Without limitation, and subject to the terms of the Investment Management Agreement, the Investment Manager is responsible for initiating, structuring, and negotiating BXPE’s Investments. In addition, the Investment Manager actively manages and monitors each Investment to seek to maximize the value of each Investment. The Investment Manager’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.
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
managers, the
“Sub-Investment
Managers,” each being a
“Sub-Investment
Manager,” and together with the Investment Manager, the “BX Managers”). The Investment Manager has the ability to determine the portion of BXPE’s Investments that is managed by each
Sub-Investment
Manager, but is not expected to have investment-level discretion for the portion managed by each
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
non-investment
grade corporate credit.
In consideration for its services, each
Sub-Investment
Manager is entitled to receive a fee payable by the Investment Manager (out of its Management Fee (as defined below)) in an amount to be agreed upon between the Investment Manager and each
Sub-Investment
Manager from time to time.
The Board of Directors
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s Board of Directors (the “Board of Directors” or “Board”). The Board is responsible for overseeing our periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the BXPE U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) BXPE U.S.’s Repurchase Program (as defined below), and any material modification to (1) the valuation policy adopted for BXPE (the “Valuation Policy”), (2) the Repurchase Program and (3) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by the Fund’s independent valuation advisor. As of March 14, 2025, seven members comprised the Board, four of whom are independent of the Fund and the Sponsor (each, an “Independent Director”). The status of an Independent Director under the BXPE U.S. Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The

General Partner may appoint additional directors to the Board from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Biographical Information” for further information regarding the members of the Board.
BXPE U.S. has an audit committee (the “Audit Committee”), which is composed of the four Independent Directors. The Audit Committee is responsible for selecting our auditor and approving our financial statements, among other matters.
Compensation of the Sponsor
Management Fee
In consideration for its investment management services, the Investment Manager is entitled to receive a management fee (the “Management Fee”) payable by BXPE directly or indirectly through an Intermediate Entity equal to, in the aggregate, 1.25% of the Aggregator’s Transactional NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, the Administration Fee (as defined below), the
Performance Participation Allocation (as defined below), pending Aggregator unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month. BXPE U.S., Feeder and/or Parallel Fund are each obligated to pay (without duplication) its proportional share of the Management Fee based on its proportional interest in the Aggregator
.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of
Lower Entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment
Manager’s request and will be subject to the volume limitations of the Repurchase Program (as defined below) but not the Early
Repurchase Deduction (as defined below). Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity.
The Investment Manager agreed to waive the Management Fee for the first six months following the date on which BXPE first accepted third-party subscriptions and commenced investment operations (the “Initial Closing Date”), which was January 2, 2024.
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

Administration Fee
In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE directly or indirectly through an Intermediate Entity, equal to, in the aggregate, 0.10% of Aggregator’s Transactional NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee, and the Performance Participation Allocation, pending Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month. BXPE U.S., the Feeder and any Parallel Fund are each obligated to pay (without duplication) its direct or indirect proportional share of the Administration Fee based on its proportional interest in the Aggregator. The Administration Fee is separate from and additional to the Management Fee and any fund expenses (including administrative expenses incurred in connection with investments and portfolio entities).
From time to time, the Investment Manager may outsource certain administrative duties provided with respect to the Administration Fee to third-parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee.
For further information regarding the
reimbursement of the costs and expenses incurred by the Sponsor, as applicable, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — BXPE U.S. Expenses.”
Investment Process Overview
BXPE benefits from an investment committee that is composed of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray (President and COO of Blackstone), Lionel Assant (Global
Co-CIO
of Blackstone and the European Head of Private Equity), Joseph P. Baratta (Global Head of Private Equity), David Blitzer (Chairman of Tactical Opportunities and a member of BXPE U.S.’s Board of Directors), Martin Brand (Head of North America Private Equity and Global
Co-Head
of Technology Investing), Michael Chae (CFO of Blackstone and Vice Chairman), Christopher J. James (Global Head of Tactical Opportunities and Chairperson of BXPE and BXPE U.S.’s Board of Directors), Eric Liaw (CIO of BXPE), Prakash Melwani (Global CIO of Private Equity and Executive Chairman of Asia Private Equity), Viral Patel (CEO of BXPE), Vikrant Sawhney (CAO of Blackstone and Global Head of Institutional Client Solutions) and Joan Solotar (Global Head of Private Wealth Solutions and a member of BXPE U.S.’s Board of Directors) (the “BXPE Investment Committee”).
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
At the core of Blackstone’s investment strategy is a rigorous investment origination, selection and investment decision process with considerable emphasis on monitoring and reporting the performance of the ongoing investment portfolio. Our investment review and monitoring process—from the initial identification of an investment opportunity to the final investment decision, through to ultimate monetization—is a disciplined approach designed to screen out transactions with excessive risk, actively monitor investments and capitalize on opportunities to maximize valuation upon exit. The following is a general outline of our investment process:

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
Identifying, closing and realizing attractive private equity investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of BXPE’s strategy depends, is highly competitive. We believe Blackstone’s position as a leading private equity investor with scale, experienced investment teams and strong sourcing capabilities will help us compete for quality investment opportunities and that Blackstone’s operational expertise will help our portfolio companies compete in their respective markets. The Sponsor competes for investment opportunities and potential joint venture partners, clients and investors with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXPE Fund Program (whether now in existence or subsequently established), and Blackstone or such Other Blackstone Accounts may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXPE Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market.
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

“Leverage Ratio” means, on any date of incurrence of any such indebtedness, the quotient obtained by dividing (a) Aggregate Net Leverage (as defined below) by (b) the aggregate month-end
values of BXPE’s Investments (including Debt and Other Securities), plus the value of any other assets (such as cash on hand, without duplication), as determined in accordance with the Valuation Policy.
“Aggregate Net Leverage” means (a) the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of BXPE minus (b) cash and cash equivalents of BXPE minus, without duplication, (c) cash used in connection with funding a deposit in advance of the closing of an investment and working capital advances.
For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of BXPE’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. BXPE’s assets or any part thereof, including any accounts of BXPE, may be pledged in connection with any credit facilities or borrowings. For the avoidance of doubt, the Leverage Limit does not apply to refinancings of existing borrowings, guarantees of indebtedness, “bad boy” guarantees or other related liabilities that are not recourse indebtedness for borrowed money (such as certain preferred equity issuances or margin loans) and accordingly, our leverage including these transactions may exceed the Leverage Limit. See “—Item 1A. Risk Factors — Leverage — Preferred Financing; Margin Loans,” for more information on the risks associated with our leverage and Leverage Limit.
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
Distribution Reinvestment Plan
BXPE U.S. has adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution (if any), each Unitholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions. If a Unitholder elects to opt out of the distribution reinvestment plan, they will receive any distributions declared in cash.
There will be no subscription fees charged to a Unitholder that participates in the distribution reinvestment plan for Units received pursuant to the distribution reinvestment plan. The purchase price for Units purchased under the distribution reinvestment plan will be equal to the most recent available NAV per share for such Units at the time the distribution is payable.

Repurchase Program
BXPE U.S. has implemented a repurchase program (the “Repurchase Program”) in which it intends to offer to repurchase in each quarter up to 3% of Units outstanding as of the close of the previous calendar quarter. BXPE U.S. conducts such repurchase offers in accordance with the requirements of Rule
13e-4
promulgated under the Exchange Act and subject to the BXPE U.S. Partnership Agreement.
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
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Sponsor or its affiliates pursuant to the terms of the Investment Management Agreement and the BXPE U.S. Partnership Agreement. See “—Investment Management Agreement” and “—BXPE U.S. Partnership Agreement.”
Reporting Obligations
We make available on our website, www.bxpe.com, our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and our current reports on Form
8-K.
The SEC also maintains a website (www.sec.gov) that contains such information. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is, and will be, routinely accessible through and posted on our website.

Item 1A.	Risk Factors
Risk Factors
The following considerations are not a complete summary or explanation of the various risks involved in an investment in our Units, and the interplay of risks can have additional effects not described below. Most of the following risk factors apply both to our Fund and to any relevant Other Blackstone Accounts in which we have invested or will invest (directly or indirectly). Therefore, references to “we,” “us” or “our Fund” herein include references to Other Blackstone Accounts as well, to the extent we have invested in such Other Blackstone Accounts, unless the context indicates otherwise.
Capitalized terms used but not defined in “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this report. The term “Sponsor” as used in this “Item 1A. Risk Factors” is used to generally describe, as the context or applicable law requires, individually and collectively, the General Partner and the BX Managers and all references herein to the Sponsor or to any rights, powers, responsibilities, or activities of the Sponsor are qualified in all respects by the terms contained elsewhere in this report, in the BXPE U.S. Partnership Agreement and the Investment Management Agreement, all of which should be carefully reviewed for, among other things, a more detailed description of the relative rights, powers, responsibilities, and activities of each of the General Partner and the BX Managers.
Market Conditions
Highly Competitive Market for Investment Opportunities; Operators and Other Investors
. Identifying, closing and realizing attractive private equity investments that fall within our investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of our strategy depends, is highly competitive. A failure by the Sponsor to identify attractive investment opportunities, develop new relationships and maintain existing relationships with joint venture partners and other industry participants would adversely impact our Fund. The Sponsor competes for investment opportunities and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXPE Fund Program (whether now in existence or subsequently established), and Blackstone or such Other Blackstone Account may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXPE Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). The BXPE Fund Program has no priority with respect to such investment opportunities and any conflicts that arise regarding allocation of investments may not necessarily be resolved in favor of the BXPE Fund Program. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. It is possible that competition for appropriate investment opportunities may increase, which may also require the BXPE Fund Program to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the BXPE Fund Program and potentially adversely affecting the terms, including price, upon which investments can be made. The BXPE Fund Program is selective in its approach to targeting investments, and there is no guarantee that investments meeting the BXPE Fund Program’s investment criteria will be available or that all of the BXPE Fund Program’s Investments will meet such criteria.

General Economic and Market Conditions
. The private equity industry generally, and our investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of the Sponsor’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of the Investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market prices of securities and interest rates or worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of our Investments, which could impair our profitability, result in losses and impact the Unitholders’ investment returns and limit our ability to satisfy repurchase requests. The Sponsor’s financial condition may be adversely affected by a significant general economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Sponsor’s business and operations and thereby could impact us. A depression, recession, slowdown and/or sustained slowdown in the global economy or one or more regional markets (or any particular segment thereof), a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends would have a pronounced impact on our Fund, the Sponsor, and Portfolio Entities (which would likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure) and could adversely affect our/their profitability, creditworthiness and ability to effectively consummate and exit Investments successfully and on favorable terms, execute on our/their business plans, sell assets, satisfy existing obligations and repurchases, and may have an adverse impact on the availability of credit to businesses generally, including impairing our ability to make and realize Investments successfully and originate or refinance credit or draw on existing financings and commitments, which in turn may have an adverse impact on our business and operations.
Recent volatility in the global financial markets and political systems of certain countries could have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. Moreover, a recession, slowdown and/or sustained downturn in the global economies (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of Portfolio Entities to perform under or refinance their existing obligations, and impair our ability to effectively exit Investments on favorable terms. In addition, there exists material uncertainty in the global banking markets (particularly as a result of the failures of Silicon Valley Bank, Signature Bank, First Republic Bank and Credit Suisse Group AG), and there can be no assurance that other banks (including banks with which we, Portfolio Entities or Blackstone have business relationships) will not suffer adverse effects. See also, “—Banking Sector Developments” herein. Any of the foregoing events could result in substantial or total losses to us in respect of certain Investments, which losses will likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure. Blackstone itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the United States and/or global economies generally.
Financial Market Fluctuations; Availability of Financing
. Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of our Investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure, as occurred in the most recent global economic downturn. We and our Portfolio Entities expect to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occur during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. Our ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.

Inflation
. The United States and other developed economies are experiencing higher-than-normal inflation rates. It remains uncertain whether substantial inflation in the United States and other developed economies will be sustained over an extended period of time and how significantly it will impact the United States or other economies. Inflation and rapid fluctuations in inflation rates have in the past resulted in, and could in the future result in, negative effects on economies and financial markets, particularly in emerging economies. For example, if a Portfolio Entity is unable to increase its revenue in times of higher inflation, its profitability will likely be adversely affected, including, without limitation, as a result of increased operating costs. Portfolio Entities could have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Nevertheless, as inflation rises, even if a Portfolio Entity earns more revenue, it will typically also incur higher expenses. Furthermore, as inflation declines, it is possible that a Portfolio Entity will not be able to reduce expenses commensurate with any resulting reduction in revenue. Additionally, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on Investments. In an attempt to stabilize inflation, certain countries have imposed and could continue to impose wage and price controls or otherwise intervene in the economy and certain central banks have raised and could continue to raise interest rates.
Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed, and similar governmental efforts could be taken in the future to curb inflation and could have similar effects. Certain countries, including the United States, have recently seen increased levels of inflation and there can be no assurance that inflation will not become a more serious problem in the future and have a material adverse impact on our returns.
Banking Sector Developments.
Events involving limited liquidity, defaults,
non-performance
of contractual obligations or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or that affect the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and could in the future lead to market-wide liquidity problems. Notably, bank closures in the United States and Europe have caused uncertainty for financial services companies and fear of instability in the global financial system generally. UBS Group AG’s acquisition of Credit Suisse Group AG and JPMorgan Chase Bank’s assumption of all of First Republic Bank’s deposits and substantially all of its assets, and any similar future developments, can be expected to also have other implications for broader economic and monetary policy, including interest rate policy, and could impact the financial condition of banks and other financial institutions globally. In addition, certain financial institutions – in particular, smaller and/or regional banks but also certain global systemically important banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or will withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by governmental agencies to stabilize the banking sector and to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our Portfolio Entities) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, will be similarly impacted, and it is uncertain what steps (if any) financial regulators and central banks would take in such circumstances. As a consequence, for example, our Fund and/or our Portfolio Entities could be delayed or prevented from accessing money, making any required payments under our/their own debt or other contractual obligations (including making payroll obligations) or pursuing key strategic initiatives, and limited partners could be impacted in their ability to receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, lenders, co-lenders,
syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn would result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on
support to Portfolio Entities. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or our Portfolio Entities closes or experiences distress, there can be no assurance that such financial institution will honor its obligations or that our Fund or such Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms and/or in a timely manner. See also “—Custody and Banking Risks” herein. Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect our Fund, our Portfolio Entities or our/their respective financial performance.
Custody and Banking Risks.
We will maintain funds with one or more banks or other depository institutions (“Banking Institutions”), which include U.S. and
non-U.S.
Banking Institutions, and we have entered into and will continue to enter into credit facilities or have other financial relationships with Banking Institutions. The distress, impairment or failure of one or more Banking Institutions with whom our Fund, our Portfolio Entities, the General Partner and/or the Investment Manager transact could inhibit the ability of our Fund or our Portfolio Entities to access depository accounts or lines of credit at all or in a timely manner. Also, there can be no assurance that such Banking Institutions will honor their obligations or that we or our Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms. For example, a Banking Institution may fail to timely perform its obligations or experience insolvency, closure, illiquidity, receivership or other financial distress or difficulty, similar to that experienced by Silicon Valley Bank and Signature Bank in March 2023 (each, a “Distress Event”). A Distress Event (or concerns among market participants of such a Distress Event) may lead to market-wide liquidity problems that could adversely affect the Sponsor’s ability to manage us and our Investments, and the ability of the Sponsor, us and any Portfolio Entity to access cash and cash equivalents in amounts adequate to finance and maintain its/our operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event we are not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Banking Institution experiencing a Distress Event, the inability of us to access capital contributions or otherwise); the inability of us to acquire or dispose of investments, or acquire or dispose of such investments at prices that the Sponsor believes reflect the fair value of such investments; and the inability of Portfolio Entities to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Banking Institution’s services, it is also possible that we or a Portfolio Entity will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). Although the Sponsor expects to exercise contractual remedies under agreements with Banking Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses or delays. We and our Portfolio Entities are subject to similar risks if a Banking Institution utilized by investors in us or by suppliers, vendors, service providers or other counterparties of ours or a Portfolio Entity becomes subject to a Distress Event, which could have a material adverse effect on us. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could adversely impact us and our investments. If we were to be forced to delay or forgo investments when it is not desirable to do so, including as a result of a Distress Event, this could potentially result in lower performance for us. In the event of such a failure of a Banking Institution where our Fund or one or more of our Portfolio Entities holds depository accounts (including accounts used for depositing principal and interest payments from borrowers on loans owned by our Fund), access to certain such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection could not be available for balances in excess of amounts insured by the FDIC (and similar considerations could apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such instances, it is possible that our Fund and our affected Portfolio Entities would not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the Banking Institution and participate pro-rata
with other

unsecured creditors in the residual value of the Banking Institution’s assets. The loss of amounts maintained with a Banking Institution or the inability to access such amounts for a period of time, even if ultimately recovered, could be materially adverse to us or our Portfolio Entities. In addition, the Sponsor will not always be able to identify all potential solvency or stress concerns with respect to a Banking Institution or to transfer assets from one bank to another in a timely manner in the event a Banking Institution comes under stress or fails.
Many Banking Institutions require, as a condition to using their services (including lending services), that the Sponsor and/or we maintain all or a set amount or percentage of their/our respective accounts or assets with the Banking Institution, which heightens the risks associated with a Distress Event with respect to such Banking Institutions. Although the Sponsor seeks to do business with Banking Institutions that it believes are creditworthy and capable of fulfilling their respective obligations to us, the Sponsor is under no obligation to use a minimum number of Banking Institutions with respect to us or to maintain account balances at or below the relevant insured amounts.
Additionally, there can be no assurances that we or our Portfolio Entities will establish banking relationships with multiple financial institutions, and we and our Portfolio Entities are expected to be subject to contractual obligations to maintain all or a portion of our/their respective assets (including deposits) with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Region Related Risks
Economic, Political and Social Risks
. Certain countries have in the past, and could in the future, experience religious, political and social instability that could adversely affect us. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic, or social conditions or government policies. Governments of many countries have exercised and continue to exercise substantial influence over many aspects of the private sector, and certain industries may be subject to significant government regulation. Additionally, exchange control regulations, expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect our assets. See also “—United Kingdom Relations with the European Union” herein. Additionally, the availability of attractive investment opportunities for us is expected to depend in part on governments in certain countries continuing to liberalize their policies regarding foreign investment and, in some cases, further encourage private sector initiatives. In addition, countries may be in the initial stages of their industrial development and have a lower per capita gross national product or a low income economy as compared to the more developed economies. Markets for investments in such countries are not as developed and may be less liquid than markets in more developed countries. Investments in companies domiciled in emerging market countries may be subject to potentially higher risks as compared to the average among investments in more developed countries. Additionally, we may be less influential than other market participants in jurisdictions where we or Blackstone do/does not have a significant presence. See also “—United Kingdom Relations With the European Union” herein.
Regional Risk; Interdependence of Markets
. Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which we invest is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. For example, financial turmoil in certain countries in the Asia Pacific region in the late 1990s adversely affected Asian economies generally. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the economic downturn starting in 2007 had a negative impact on most economies of the Eurozone (as defined below) and global markets. A repeat of either of these circumstances or the occurrence of similar circumstances in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally. See also “—United Kingdom Relations with the European Union” herein.

Geopolitical Conflicts and Risk
. As economies and financial markets worldwide become increasingly interconnected, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., EU, and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts could have a significant adverse impact on our and our Portfolio Entities’ operations, risk profile, and value, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions.
Russian Invasion of Ukraine/Sanctions
. On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this report, the countries remain in active armed conflict. Since the invasion, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, oligarchs and other individuals in Russia and Belarus. In October 2024, North Korea deployed a contingent of troops to fight alongside Russian forces in Ukraine. The strengthening relations between Russia and North Korea may extend beyond the battlefield in Ukraine and may result in long-term impacts on the stability of the Asia Pacific region.
Israel-Hamas War
.
On October 7th, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations), committed a terrorist attack within Israel (the “October 7th Attacks”). Israel responded by initiating a full-scale invasion of Gaza. It is possible the armed conflict will expand and ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, any of which will exacerbate the risks described above. In response to the October 7th Attacks, the United States has announced sanctions and other measures against Hamas-related persons and organizations, and the United States (and other countries) can be expected to announce further sanctions related to the ongoing conflict in the future.
The aforementioned ongoing conflicts and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity globally (including in the countries in which the Partnership invests), and therefore could adversely affect the performance of our Investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our Investments, Portfolio Entity operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any Portfolio Entities, service providers and vendors of Blackstone, us and any Portfolio Entities, or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas.
Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on Blackstone, us and our Portfolio Entities. See also “—OFAC and Sanctions Considerations” herein.

Furthermore, if after subscribing to us, any investor or any beneficial owner thereof is included on a list of prohibited entities and individuals maintained by a relevant regulatory and/or government entity, including OFAC (as defined below), or under similar EU, UK or Cayman Islands regulations or under other applicable law, or are operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the U.S., United Nations, EU, UK, Luxembourg, the Cayman Islands and/or other applicable jurisdictions, we would likely be required to cease any further dealings with such investor or freeze any dealings with the interests or accounts of the investor (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze our assets until such sanctions are lifted or a license is sought under applicable law to continue dealings. We could further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. For the avoidance of doubt, Blackstone has the sole discretion to determine the remedy if an investor is included on a sanctions list and is under no obligation to seek a license or any other relief to continue dealing with such investor. Although Blackstone expends significant effort and resources to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by Blackstone’s or our activities or investors, which would adversely affect us. Risks related to sanctions described elsewhere herein (including “—OFAC and Sanctions Considerations” and “Russian Invasion of Ukraine/Sanctions”) apply to such sanctions as well. See also “—Terrorist Activities” herein.
Epidemics/Pandemics.
Certain countries have been susceptible to epidemics, which can be designated as pandemics by world health authorities. The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and could continue to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and thereby can be expected to adversely affect the performance of our Investments and our ability to achieve our investment objectives. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents us with material uncertainty and risk with respect to the performance of our Investments, Portfolio Entity operations and our ability to achieve our investment objectives. See also “—Risks Related to Outside Events — Force Majeure Risk” and “—Public Health Emergencies” herein.
Public Health Emergencies
. From 2020 to 2022, in response to a novel and highly contagious form of coronavirus
(“COVID-19”)
pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of
COVID-19
(including any new or variant outbreaks) or another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, labor shortages and disruption of supply chains, which could have a significant adverse impact on our and our Portfolio Entities’ business, financial condition, results of operations, liquidity and prospective investments and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the
COVID-19
pandemic, our Portfolio Entities could experience decreased revenues and earnings, which could adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, office and residential, and in certain geographies could be particularly negatively impacted, as was the case during the
COVID-19
pandemic. Our Portfolio Entities could also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which could result in potential impairment of our Investments. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios could be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by us could not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, we could be limited in our ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Such a contraction could cause investors to seek liquidity in the form of redemptions or repurchase of interests from us, adversely impacting our operations.

A pandemic or global health crisis can be expected to also pose enhanced operational risks. For example, Blackstone’s and/or its affiliates’ employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements can be expected to impact employee morale, integration of new employees and preservation of Blackstone’s and/or its affiliates’ culture. Remote working environments could also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms. Additionally, restrictions on immigration and processing of visas and other work permits could affect the work force of our Portfolio Entities, some of which rely on foreign talent as an important part of their work force, which could have a material adverse impact on their ability to implement their business plans.
In connection with a public health emergency, the Sponsor could in the future determine, in its discretion, that it is most effective and/or efficient to use private air and/or charter travel due to travel restrictions and/or health and safety considerations, including to and from locations where the Sponsor’s personnel are currently living (even if different than where the Sponsor has historically had offices). The cost of such private air or charter travel, which could be increased due to the pandemic, shall be an expense of ours subject to and in accordance with the Sponsor’s policies and the Partnership Agreement. The Sponsor also may determine to use alternative methods, including the use of technology, when sourcing and conducting diligence on potential Investments and monitoring existing Investments.
Natural Disasters
. Certain regions in which we invest or conduct activities related to Investments are susceptible to natural disasters, such as earthquakes, and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt our operations in the affected area. Catastrophic losses could either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of our Investments, we could lose both invested capital and anticipated profits. See also “—Force Majeure Risk” herein.
Weather and Climatological Risks
. Certain regions in which we invest or conduct activities related to Investments can be particularly sensitive to weather and climate conditions. Climate change could cause more extreme weather conditions and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. Damage resulting from extreme weather can be expected to not be fully insured.
Trade Policy
. Some political leaders around the world (including in the U.S. and certain European nations) have been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy, including in some cases renegotiating, or terminating, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has in the past imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Most recently, the current U.S. Presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and materially adversely affect the revenues and profitability of select companies whose businesses rely on goods imported from countries that are subject to significant tariffs. Some foreign governments, including China, have, in the past, instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products in the future.

Other countries, including Mexico, have threatened retaliatory tariffs on certain U.S. products. There is uncertainty as to the actions that may be taken under the Trump administration with respect to U.S. trade policy, including with Canada, Mexico, Russia and China, and while the Sponsor and we intend to comply with applicable laws, rapid changes in laws and/or uncertain interpretation and implementation thereof, could affect their capacity to comply. New trade policy can also impose a legal burden and negative impact on us and our Investments, including increased costs and necessity to exit certain investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio entities and adversely affect the revenues and profitability of companies whose businesses rely on the importing of goods into, and the exporting of goods out of, the U.S.
Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our financial performance and the financial performance of our Investments. However, while certain countries may agree to trade deals to address disputes with other countries, certain trade disputes may remain unresolved, which can be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). Certain trade disputes have had negative economic consequences on U.S. and China markets and could present additional potential risks and consequences for us and our Investments in the future. If trade-related issues persist, including as a result of geo-political
tensions, to the extent that such a trade dispute escalates into a “trade war” between the U.S. and China or another country, which could lead to additional significant impacts on the industries in which we participate, the jurisdiction of our Investments, and other adverse impacts on our Investments. Please also see “—United Kingdom Relations with the European Union” herein.
U.S. Outbound Investment Security Program.
The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China (PRC), Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. The Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact our operations or our ability to make and exit investments, including without limitation by (a) limiting the scope of our investment activities, and (b) limiting our ability to exit certain investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. Therefore, while we have developed and implemented policies and procedures designed to ensure compliance with the Outbound Investment Security Program, we cannot fully anticipate its scope or guarantee compliance with the rules.
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

The National Security Law has been condemned by the United States, the UK and several European Union (“EU”) countries. On July 14, 2020, the Hong Kong Autonomy Act was signed into law, which introduces sanctions on foreign persons who have “materially contributed” to the Chinese government’s recent actions in Hong Kong as well as on certain foreign financial institutions. Simultaneously, an executive order was issued declaring a national emergency with respect to the threat posed by the Chinese government’s actions in Hong Kong, formally suspending or eliminating any differential treatment of Hong Kong under U.S. law, including export control law, and authorizing sanctions on persons determined to be engaged in a broad array of anti-democratic or repressive activity. The United States has also imposed sanctions on senior Chinese officials and certain employees of Chinese technology companies that it believes have contributed to the Chinese government’s activities in Hong Kong, adding a number of new Chinese companies to the Department of Commerce’s Entity List. In mid-July 2020,
the UK also suspended its extradition treaty with Hong Kong and extended its arms embargo on China to Hong Kong. Escalation of tensions resulting from the National Security Law and the response of the international community, including conflict between China and other countries like the United States and UK, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which we, Blackstone, the Portfolio Entities or any of our/their respective personnel or assets are located. The introduction of retaliatory measures by governments, including any possible response by the Chinese government, could result in a deterioration in bilateral relationships and raise questions about Hong Kong’s future as an international financial center. In addition, any downturn in Hong Kong’s economy could adversely affect our financial performance, or could have a significant impact on the industries in which we participate, and adversely affect the operations of Blackstone, us and the Portfolio Entities, including the retention of investment professionals located in Hong Kong.
In addition to the National Security Law, there have been a series of other developments related to the political, regulatory and legal environment, including the disqualification of pro-democracy
election candidates and overhaul of the Hong Kong electoral system, the expulsion of opposition members from the Hong Kong legislature without trial, the implementation of national security education in schools, and the passing of an immigration bill which potentially grants authorities unfettered authority to ban persons from entering and leaving Hong Kong. These developments could potentially threaten Hong Kong’s global standing as an international financial and business hub.
Terrorist Activities
. The terrorist attacks on the United States on September 11, 2001, and subsequently in Paris, London, Madrid and elsewhere, together with the military response by the United States, the UK, Australia and various other allied countries in Afghanistan, Iraq, Syria and elsewhere and other terrorist attacks (including cyber sabotage or similar attacks) globally of unprecedented scope have caused instability in the world financial markets and, in particular, have resulted in substantial and continuing economic volatility and social unrest in various regions of the world. Further terrorist attacks (including cyber sabotage or similar attacks) in some countries in the intervening years have exacerbated this volatility, and further developments stemming from these events or other similar events could cause further volatility. Any additional significant military or other response by the United States or other countries and their allies or any further terrorist activities (including the October 7th Attacks and the subsequent military response by Israel) could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near significant strategic assets of our Investments that have a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and could result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of our assets will be directly or indirectly affected by terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-profile assets in
24-hour
urban markets could be particularly attractive targets. Such an attack could have a variety of adverse consequences for us, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. It can be expected that some or all of such risks will only be insurable at rates that the Sponsor does not deem sensible at all times. As a result of a terrorist attack or terrorist activities in general, we could not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to our service providers and other counterparties in the event of losses could be limited, and such losses could be borne by us. See also “—Availability of Insurance Against Certain Catastrophic Losses” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK Bribery Act is broader in scope than the FCPA and applies to private and public sector corruption. It also holds relevant commercial organizations liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. Other countries (including Luxembourg) have also adopted or improved their anti-corruption legal regimes in recent years. The Sponsor, its professionals and we are committed, to the fullest extent permitted by applicable law, to complying with the FCPA and the UK Bribery Act and other anti-corruption laws and regulations (including in Luxembourg), anti-bribery laws and regulations, as well as anti-boycott regulations (including in Luxembourg), to which they/we are subject. As a result, we could be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations can make it difficult in certain circumstances for us to act successfully on investment opportunities and for Portfolio Entities to obtain or retain business. Although the Sponsor conducts FCPA due diligence on all targets with operations, we could acquire an Investment with risks related to prior non-compliance
with one or more of these statutes. Furthermore, although the Sponsor has implemented robust compliance programs designed to ensure strict compliance by Blackstone and its personnel with the FCPA and the UK Bribery Act and other similar laws, there can be no assurance that even reasonable compliance programs would be effective in all instances at preventing violations. In addition, in spite of Blackstone’s policies and procedures, Portfolio Entities, particularly in cases where we or an Other Blackstone Account does not control such Portfolio Entity, and persons acting on behalf of us or any Portfolio Entity and third-party consultants, managers and advisors, including related persons of the Sponsor, could engage in conduct and activities that could result in a violation of one or more of the FCPA, UK Bribery Act or other similar laws. Any determination that a related entity not controlled by Blackstone or us, or Blackstone itself or us ourselves, or their/our controlled entities have violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Blackstone and us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational harm, and/or a general loss of investor confidence. We could incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti-corruption laws or anti-bribery laws. In these cases, we could suffer significant losses from the cost of defense, interruption to ordinary operations and fines and penalties.

Privatization
. We can invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. It is impossible to predict whether any further privatizations will take place or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, we will have the opportunity to participate in the investing consortium. Furthermore, if we have the opportunity to participate in a privatization, it is possible the privatization could be re-examined
subsequently by local or international regulatory bodies, exposing us to criticism or investigation. Unitholders should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments could determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted but could be substantially less than the amount invested in such companies.
Foreign Investment Controls
. Foreign investment in securities of companies in certain of the countries where we will or could from time to time invest is restricted or controlled to varying degrees. These restrictions or controls can at times limit or preclude foreign investment above certain ownership levels or in certain assets, asset classes or sectors of the country’s economy and increase our costs and expenses. We could utilize investment structures to comply with such restrictions, but there can be no assurance that a foreign government will not challenge the validity of these structures or change laws in a way that reduces their effectiveness, imposes additional governmental approvals, restricts or prohibits our Investments or taxes, or restricts or otherwise prohibits repatriation of proceeds. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. For example, governments in the Asia Pacific region have in the past, and may in the future, impose controls and/or procedural requirements on the convertibility of their currencies into foreign currencies and the remittance of currency from such countries to other jurisdictions in certain circumstances including controls based on the category of remittance to be made (e.g., current account items such as payments to suppliers for imports, labor, services, and payments of interest on foreign exchange loans and capital account-related payments, such as the repayment of bank loans denominated in foreign currencies or direct investment). Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances, could cause governments to impose temporary restrictions on capital remittances abroad. For example, the Committee on Foreign Investment in the United States could determine a foreign entity cannot buy an asset being sold by us in the United States. Similarly, some governmental or quasi-governmental bodies may determine we cannot buy an asset being sold by a third party in a jurisdiction located within the Asia Pacific region. Such body could also determine that we may not sell an asset to certain third parties if not approved by such governmental or quasi-governmental body. These restrictions or controls can limit the potential universe of buyers of an asset, thereby reducing the demand for assets we seek to sell. Such securities could also be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investment and reducing the realized gain or increasing the realized loss on such securities at the time of sale. There can be no assurances that the law will not change such that additional governmental approvals are required, the Investments are restricted or prohibited, or repatriation of proceeds are taxed, restricted or otherwise prohibited.
Foreign Capital Controls
. We could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on securities or other assets held by us, and income on such securities or other assets or gains from the disposition of such securities or other assets may be subject to withholding taxes imposed by certain jurisdictions such as in the Asia Pacific region. Countries could require government approval for contributions of foreign capital to the country and distributions of investment income or capital out of the country. Countries could also place limitations on holding their currency abroad. Countries can change capital controls to increase or decrease overall levels of foreign direct investment or currency pricing, to manage the country’s balance of payments and for a number of other reasons outside the control of the Sponsor. We could be adversely affected by delays in, or a refusal to grant, any required governmental approval for payment of dividends and repatriation of capital interests.

CFIUS and other Similar
Non-U.S.
Regulatory Regimes
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
In some cases, our investments involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) can be expected to be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). In the event that CFIUS or any
non-U.S.
equivalent thereof reviews one or more investments or in the event that Foreign Ownership Laws apply to a particular investment, there can be no assurance that we will be able to maintain or proceed with such investments on terms that are acceptable to the Sponsor.
CFIUS could recommend that the President of the United States block such transactions, or CFIUS could impose conditions on such transactions, certain of which can materially and adversely affect our ability to execute our investment strategy. Additionally, CFIUS or any
non-U.S.
equivalent thereof could seek to impose limitations on one or more such investments that could prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued which could adversely affect the performance of our investment in such portfolio investments and thus our performance. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign limited partners that may be deemed
“non-passive.”
These reforms could impact the ability of
non-U.S.
Unitholders to participate in our investments, which could impair our ability to execute our investment strategy. They could also increase the number of transactions in which we are involved that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other foreign direct investment processes can be difficult to predict, and there is no guarantee that, if applicable to a Portfolio Entity, the decisions of CFIUS would not adversely impact our investment in such entity. The General Partner can be expected to compulsorily redeem (in whole or in part) Units if the beneficial owner of such Units is a Prohibited Person, which shall include, without limitation, any person who is not eligible as an investor for a class of Units or if in the sole opinion of the General Partner the holding of such Units may be detrimental to the interests of the existing Unitholders or the Sponsor, for example, where their participation in us is at risk of jeopardizing our ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations. Further, state regulatory agencies could impose restrictions on private funds’ investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner.
In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. These Foreign Ownership Laws could impact the ability of
non-U.S.
limited partners to participate in our Investments, which may impair our ability to execute our investment strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future.

These laws could limit our ability to invest in certain entities or could impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. Our investments outside of the United States could also face delays, limitations, or restrictions as a result of notifications made under, and/or compliance with, these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting our ability to make investments in such countries. Examples include:

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (a) by or from an entity of any country that shares its land border with India or (b) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule could inhibit our ability to consummate investments involving India. As a result, we could incur significant delays and costs or be altogether prohibited from making a particular investment, all of which could adversely affect our ability to meet our investment objectives. Uncertainty resulting from the application of these rules could also lead to us borrowing higher amounts or for longer durations.

•
EU: Following the EU’s implementation of an
EU-wide
mechanism to coordinate the screening of foreign investment on national security grounds across EU Member States in October 2020, the majority of EU Member States have now introduced foreign investment screening regimes which could impede, restrict, and/or delay our investments that have a nexus with the European Union.

•
Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in
powers to review transactions that could pose a national security risk.

•
New Zealand: New Zealand’s foreign investment regime requires prior approval for certain inbound foreign investments. This creates a higher risk that our Investments in New Zealand will require New Zealand regulatory approval prior to the acquisition.

•
UK: On January 4, 2022, the screening regime under the National Security and Investment Act 2021 entered into force, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector.

Other jurisdictions are similarly in the midst of ongoing reform that could establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process could delay or otherwise impact our acceptance of subscriptions from certain prospective Unitholders and approval of transfers by or to certain Unitholders and/or prospective Unitholders. Delays in our ability to accept subscriptions can adversely impact our ability to make Investments in countries such as India, the European Union, Australia, New Zealand, and the UK and the timing of such Investments. The foregoing requirements can also result in circumstances in which we determine not to pursue certain potential investment opportunities in these countries. Heightened scrutiny of foreign direct investment worldwide can be expected to also make it more difficult for us to identify suitable buyers for investments upon exit and could constrain the universe of exit opportunities for an investment in an issuer. Further, as a result of such regimes, we could incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect our performance or the performance of a Portfolio Entity. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or a Portfolio Entity to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.

Asset Manager in Certain Jurisdictions
. Certain local regulatory controls and tax considerations could cause us to appoint one or more third parties to manage some or all of our Investments in certain jurisdictions. Although typically the Sponsor oversees the operations of our Investments, such third parties will be delegated responsibilities and could have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third party will be borne by us and will not offset the Management Fee, Administration Fee and the Performance Participation Allocation (collectively, the “Fund Fees”).
Legal Framework and Corporate Governance
. Because the integrity and independence of the judicial systems in some of the countries in which we could invest varies, we could have difficulty in successfully pursuing claims in the courts of such countries. For example, it is more difficult to enforce contracts in some countries, especially against governmental entities, which could materially and adversely affect our revenue and earnings or the revenue and earnings of our Portfolio Entities. (See also “—Investments in Emerging Markets and the Asia Pacific Region” herein.) If counterparties repudiate contracts or default on their obligations, adequate remedies could be unavailable. Any regulatory supervision which is in place could be subject to manipulation or control. Some emerging and developing market countries do not have mature legal systems comparable to those of more developed countries, including less-developed debtors’ or creditors’ rights, which could adversely affect the Investments. Moreover, the process of legal and regulatory reform could not be proceeding at the same pace as market developments, which would result in investment risk. Legislation to safeguard the rights of private ownership could not yet be in place in certain areas, and there can be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing investments in financial instruments could not exist or can be subject to inconsistent or arbitrary appreciation or interpretation. We could also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in
non-U.S.
courts. For example, many emerging countries provide inadequate legal remedies for breaches of contract.
Furthermore, to the extent we and/or a Portfolio Entity obtain(s) a judgment in a country with a strong judiciary but are required to seek its enforcement in the courts of a country with a weak judiciary, there can be no assurance that we or such Portfolio Entity will be able to enforce the judgment. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. Due to the foregoing risks and complications, the costs associated with Investments in emerging markets are generally higher than in developed countries.
Certain markets do not have well-developed shareholder rights, which could adversely affect our Investments. In these markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter
markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision which is in place could be subject to manipulation or control. Legislation to safeguard the rights of private ownership may not exist in certain areas, and there can be the risk of conflict among local, regional, national and supranational requirements. In certain cases, the laws and regulations governing investments in financial instruments could not exist or could be subject to inconsistent or arbitrary interpretation.
Accounting, Disclosure and Regulatory Standards
. We are using accounting principles generally accepted in the United States of America (“GAAP”) for the calculation of our net asset value for financial reporting purposes, our valuation of our Investments and the establishment of our audited annual report. The calculation of our Transactional NAV for purposes of subscriptions, repurchases, calculation of Fund Fees and other purposes described herein (including with respect to the calculation of organizational and offering expenses and servicing fees) shall be made in accordance with the methodology set forth in the Valuation Policy, which can be expected to differ in certain respects from the methodology required pursuant to GAAP. Our accounting standards could not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in our audited annual reports could differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, can differ in fundamental ways. Differences may arise in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to us that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, could be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Sponsor’s due diligence and reporting activities, and less information would be available to Unitholders. It can be expected that assets and profits appearing on the financial statements of a company (including, for example, a Chinese company) would not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, it is possible that the accounting entries and adjustments will not reflect economic reality and actual value.
In addition, when making Investments in less developed countries, we can be expected to not have access to all available information to determine fully the origination and underwriting practices utilized for the Investment or the manner in which the target company has been serviced and/or operated. As a result, the Sponsor’s or its affiliates’ due diligence activities could provide less information than due diligence reviews conducted in more developed countries. The lack of access to such due diligence information could increase the risk related to the Investments in these countries. Although we will endeavor to conduct appropriate due diligence in connection with each Investment, in the case of Investments in less developed countries, no guarantee can be given that we will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an Investment.
Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments could be materially affected by restatements for inflation and not accurately reflect actual value. Accordingly, our ability to conduct due diligence in connection with an investment and to monitor the investment could be adversely affected by these factors.
Potential Collapse of the Euro.
We undertake and/or expect to undertake Investments in countries within the EU, a significant number of which use the euro as their national currency (such countries, the “Eurozone”). During the economic downturn that started in 2007, the stability of certain European financial markets deteriorated, and expectations centered on potential defaults by sovereign states in Europe. There is a risk that in the future, certain member states of the EU could default, or expectations of such a default could increase, which can lead to the collapse of the Eurozone as it is constituted today, or that certain member states of the EU and/or the Eurozone could cease to use the euro as their national currency. This could have an adverse effect on the performance of Investments both in countries that experience the default and in other countries within the EU and/or the Eurozone, as well as, due to the interdependence of the global economy, other countries globally in which we hold Investments. A potential primary effect would be an immediate reduction of liquidity for particular Investments in the affected countries, thereby impairing the value of such Investments. Further, a deteriorating economic environment caused directly or indirectly by such a default or related expectations could have a direct effect on the general economic environment and the private equity market in particular.
Risks Associated with the Euro
. The functioning of the euro as a single currency across the diverse economies comprising the Eurozone has sustained considerable pressure as the result of the global financial crisis and other subsequent macroeconomic events. The situation, particularly in those countries where sovereign default is perceived to be most likely, could continue to deteriorate. It is therefore possible that the euro may cease to be the national currency of some or even all of the countries comprising the Eurozone. If this were to occur, fluctuations in currency exchange rates of the new local currencies could cause borrowers in such countries to find it more difficult to meet their euro repayment obligations. These events are unprecedented and it is difficult to predict with any certainty the consequences of such events on us and our Investments.

Data Protection Regulations.
Regulations related to privacy, data protection and information security could increase costs, and a failure to comply could result in fines, sanctions or other penalties or litigation which could materially and adversely affect the results or operations of an investment, a Portfolio Entity or a Blackstone entity, each of which could have an adverse impact on us. As privacy, data protection and information security laws are implemented, interpreted and applied, compliance costs may increase.
For example, the European Union General Data Protection Regulation (“EU GDPR”) as retained and transposed into the domestic law of the United Kingdom (the “UK GDPR”) and similar privacy and data protection laws and regulations impose stringent obligations on the processing of personal data of data subjects (natural persons), and such obligations can apply on an extraterritorial basis. The UK is no longer a member of the EU but has retained and transposed the EU GDPR into its domestic law by virtue of the European Union (Withdrawal) Act 2018 (the body of law retained in the UK referred to here as the UK GDPR). The EU GDPR applies to the processing of personal data of data subjects (natural persons) (a) in the context of the activities of an establishment in the European Economic Area (“EEA”) and (b) by organizations outside the EEA that offer goods or services to data subjects in the EEA, or that monitor the behavior of data subjects in the EEA. The UK GDPR applies to the processing of personal data (a) in the context of the activities of an establishment in the UK and (b) by organizations outside the UK that offer goods or services to data subjects in the UK, or that monitor the behavior of data subjects in the UK.
Personal data, personal information and similar terms can be broadly construed under data privacy and data protection laws. For example, for the purposes of the EU GDPR and the UK GDPR, personal data is information that can be used to identify a natural person, including, without limitation, a name, a photo, an email address, or a computer IP address. The EU GDPR, the UK GDPR and other similar data protection laws provide greater protection for data subjects by requiring, amongst other things, personal data to be processed lawfully, fairly and in a transparent manner, to be collected for specified, explicit and legitimate purposes, and to be limited to what is adequate and necessary in relation to those purposes. Controllers must be able to respond to the rights of data subjects, which includes the right of individuals to access their personal data, to seek to rectify inaccurate data, to have personal data erased where, for example, processing is no longer required, to port their personal data, to seek to restrict the processing of their personal data, and to object to the processing of their personal data.
Privacy and data protection laws, including regulations still in proposed or draft form, also impose restrictions on the transfers of data (both personal and non-personal
data) internationally. The EEA and U.S. governments have recently concluded a data privacy framework (the “Data Privacy Framework”) for transatlantic transfers of personal data, which has been separately extended to transfers of personal data from the UK to the U.S. and from Switzerland to the U.S. Although optional, if a Blackstone entity, Portfolio Entity or their respective affiliates choose to participate in the Data Privacy Framework, it will require, inter alia, a certification process and provision of certain disclosures and a redress mechanism and could involve operational changes. Privacy and data protection laws, including certain regulations still in proposed or draft form, impose other restrictions on international transfers of data (both personal and non-personal
data) which would result in additional costs for Blackstone and the Portfolio Entities, and therefore us.
Monitoring, assessing and complying with the above and other privacy and data protection obligations, certain of which continue to be subject to ongoing judicial and regulatory interpretation, can be expected to require the dedication of substantial time and financial resources which could also increase over time, thus affecting returns that would otherwise be available to investors.

Certain violations of these privacy and data protection laws can result in penalties, litigation and losses such as claims for compensation and significant administrative fines, e.g., in the case of the EU GDPR, up to 20,000,000 euro, or in the case of an undertaking, up to four percent of the total worldwide annual turnover of the preceding financial year, whichever is higher. Any failure by a controller of personal data to comply with its privacy and data protection related obligations can result in significant liability, which could have an adverse effect on the reputation of that party and its business, thereby potentially having an adverse effect on our investors. The costs of compliance with, and/or other burdens imposed by other applicable data protection laws could be borne (whether directly or indirectly) by us and may, therefore, affect any returns that would otherwise be available to our investors.
Further legislative evolution in the field of data protection and privacy is expected. For example, the EU Commission’s draft Regulation on Privacy and Electronic Communications which contains updated rules on, amongst other things, the use of cookies (and similar tracking technologies) and communications data, could in due course replace the current “ePrivacy Directive.” Following the withdrawal of the UK from the European Union, the UK GDPR is currently substantially similar to the EU GDPR (but with necessary national variations). Notwithstanding this, on October 23, 2024, the UK government introduced the draft Data (Use and Access) Bill, which proposes various amendments to the current UK data protection regime, including to bring the maximum fine threshold under the ePrivacy rules (the Privacy and Electronics Communications (EC Directive) Regulations 2003) (currently £500,000) in line with the UK GDPR threshold (i.e., the higher of £17.5 million or 4% of annual global turnover), and the introduction of new data sharing provisions. Any divergence between EEA and UK data protection laws in the future, including as a result of the draft Data (Use and Access) Bill, could create a greater dual regulatory compliance burden on organizations that are subject to both regimes, and a diverging UK regime may result in the EU re-evaluating
the adequacy of the UK data protection framework, resulting in additional compliance costs when sending data from the EEA to the UK. As of June 28, 2021, the EU Commission has adopted an adequacy decision for the UK under the EU GDPR allowing personal data to flow freely from the EEA to the UK. However, this adequacy decision will expire on June 27, 2025 unless repealed or extended, and it is not yet clear whether the EU Commission will extend such adequacy decision.
The UK and EEA are also considering or have enacted a variety of other laws and regulations relating to data such as the NIS 2 Directive (“NIS2”) (EEA), the Digital Operational Resilience Act (“DORA”) (EEA), the Data Act (EEA), the Data Governance Act (EEA), the (draft) Financial Data Access Regulation (EEA), the Digital Services Act (EEA), the Digital Markets Act (EEA), the Online Safety Act (UK) and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—Artificial Intelligence Developments” herein), all of which could have a material impact on us and the operations of a Portfolio Entity. Blackstone cannot predict how these and other data protection and privacy laws could develop, or how they will be applied or interpreted by regulators and courts, and it could result in the business practices of Blackstone or a Portfolio Entity changing in a manner which adversely affects us.
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

Over time, UK regulated firms and other UK businesses could be adversely affected by the terms of the TCA, as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. The withdrawal of the UK from the EU could still (whether directly or indirectly) increase the regulatory and compliance burdens of affected organizations, in particular if material divergences in law are effected between the UK and EU.
Although it is probable that in the long-term any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the effect of the UK’s withdrawal from the EU could also be an ongoing source of instability for the EU (and countries outside the EU), produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us and our Portfolio Entities over time. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, there could be a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to us and our Portfolio Entities.
Investments Outside the United States Generally
. We can be expected to invest a portion of our aggregate capital outside of the United States and outside of OECD (as defined below) countries. The legal systems of some countries lack transparency or could limit the protections available to foreign investors, and our Investments could be subject to nationalization and confiscation without fair compensation. Investments in
non-U.S.
securities or instruments involve certain factors not typically associated with investing in U.S. securities or instruments, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various
non-U.S.
currencies in which our
non-U.S.
Investments are denominated, fluctuations and costs associated with conversion of investment principal and income from one currency into another; (b) exposure to fluctuations in interest rates payable with respect to the instruments in which we invest; (c) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (d) differences between the United States and foreign securities markets, including potentially higher price volatility, different interest rates and relative illiquidity of some markets, (e) the absence of uniform accounting, auditing, and financial reporting standards, practices and disclosure requirements, and differences in government supervision and regulation; (f) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on
non-U.S.
investment by U.S. firms and repatriation of capital, the risks associated with political, economic, or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (g) the possible imposition of
non-U.S.
taxes on income and gains and gross sales or other proceeds recognized with respect to such Investments; (h) differing and potentially less well-developed or well-tested corporate and intellectual property laws, including those regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections; (i) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (j) political hostility to investments by foreign or private equity investors; (k) less publicly available information; (l) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (m) longer settlement periods for securities transactions; and (n) less reliable judicial systems to enforce contracts and applicable law. There can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are held in certain countries. Additionally, we could be less influential than other market participants in jurisdictions where we or Blackstone do not have a significant presence.

Furthermore, Portfolio Entities located outside the U.S. could be involved in restructurings, bankruptcy proceedings or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of debtors or creditors afforded in U.S. jurisdictions. To the extent such
non-U.S.
laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity could be adversely affected. See “—Legal Framework and Corporate Governance” herein for more information.
The effectiveness of the judicial system in countries in which we may invest varies; consequently, we could find it difficult to effectively protect our interests or pursue claims in the courts of countries with less-developed legal systems or commercial markets, as compared to the U.S. and other developed countries. The lack of sophistication and consistency with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights in certain countries in which we invest, as compared with the U.S., could adversely impact our ability to achieve our investment objectives.
While the Sponsor intends, where deemed appropriate, to manage us in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are in or subject to the laws of those countries or the value or realization of our Investments.
Local Intermediary Risk.
Certain of our transactions will likely be undertaken through local brokers, banks or other organizations in the markets where we invest, and we will be subject to the risk of default, insolvency or fraud of such organizations, which in certain countries such as in Asia will likely be a higher risk than in more developed countries with more sophisticated regulatory systems. There can be no assurance that any amounts advanced to such persons will be repaid or that we would have any recourse in the event of default. The collection, transfer and deposit of Investments all expose us to a variety of risks, including theft, loss and destruction.
Investments in Emerging Markets and the Asia Pacific Region
. Although not our primary strategy, a material portion of our capital could be deployed in emerging market countries, which would heighten the risks described above as emerging markets tend to be more prone to various risks as compared to more developed countries or regions. Risks associated with the following are particularly material in emerging markets: political affairs, corporate governance, judicial independence, political corruption, exchange controls, and changes in rules and regulations and interpretation of them. Accordingly, emerging markets are more volatile and the costs and risks associated with investments in them are generally higher than for investments in other countries.
We expect to invest in companies and assets organized in or subject to the laws of one or more countries in the Asia Pacific region, including countries with emerging economies, which may lack social, political and economic stability. The legal systems of some countries in this region may lack transparency or could limit the protections available to foreign investors, and our Investments could be subject to nationalization and confiscation without fair compensation. In addition, Portfolio Entities located in jurisdictions in the Asia Pacific region could be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in the United States and other more developed jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity could be adversely affected. While the Sponsor intends, where deemed appropriate, to manage us in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are in or subject to the laws of those countries.
China
.
In addition to the onshore considerations for investments in China, the increased scrutiny by the SEC of companies listing publicly in the United States that have a nexus or are otherwise associated with China-based operating companies will likely limit the availability of listing such companies in the United States as a potential exit strategy. The SEC has indicated that such increased scrutiny will focus on the relationship between the entity that is to be listed in the United States and such China-based operating company, particularly around the lack of actual equity ownership in such China-based operating company, uncertainty around changes in applicable regulations by the relevant Chinese authorities (which could be a result of sudden shifts in policy by the government of China) and information around receipt or denial of permission from the relevant Chinese authorities to list such entity in the United States. In addition, the Chinese government recently adopted rules that would require Chinese tech companies that hold data on over one million users to apply for special cybersecurity approval before pursuing an overseas listing. In any event, even if such companies are listed in the United States, if the Public Company Accounting Oversight Board is unable to inspect such publicly listed company’s public accounting firm for three consecutive years, such company could be delisted as a result.
China is the world’s largest economy (measured based on purchasing power parity), and the largest trading partner for many countries in the Asia Pacific region, including Australia and Korea. The Chinese government has in recent years implemented a number of measures to control financial risks which could adversely affect the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. In response to China’s slowing GDP growth rates that began in 2011, the Chinese government has implemented stimulus measures but the overall impact of such measures remains uncertain. In addition, Chinese stock markets experienced high levels of volatility and a serious collapse in recent years. A further slowing of China’s GDP growth rate could have a systemic impact on the global economy, including throughout the Asia Pacific region. A slower, or especially negative, Chinese GDP growth, could have spillover effects in many countries in the Asia Pacific region and globally. These spillover effects would likely have a material negative impact on our ability to source and execute new investment opportunities and could cause impairment to or losses in our investment portfolio.
The Chinese economy differs from the economies of more developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. In the past, certain measures, including interest rate increases and certain economic reforms, had the effect of slowing down economic growth in China. Recent debt default by Chinese real estate companies could also have a spillover effect on the financial industry in China, which could also result in a systemic impact on the global economy. See also “—Trade Policy” herein.
India
.
India is an exchange controlled economy. Foreign investments in India, through certain investment routes, are subject to regulations that set out valuation guidelines for the sale and purchase of shares and other securities in India which could restrict the foreign investor’s ability to earn agreed investment returns. Acquisition of voting rights, equity shares or control of listed Indian companies beyond certain specified thresholds would require the acquirer to make an open offer to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations. Certain types of mergers and amalgamations of companies can require sanction of the appropriate authorities in India, such as the National Company Law Tribunal or the ‘Regional Director’, thus causing delays and uncertainty to completing transactions. Furthermore, while foreign investment in India is prohibited in certain sectors (such as the lottery business, gambling, etc.), foreign investment is permitted only up to a specific percentage threshold in certain other sectors, or subject to prior approval of the Government of India and/or can have certain foreign investment linked conditions. The restricted ability of foreign investors to directly hold assets in India could decrease our flexibility in structuring transactions, increase costs, and foreclose otherwise advantageous investment opportunities. On April 22, 2020, the Ministry of Finance notified the Foreign Exchange Management
(Non-debt
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
Australian Investment Structure and Regulatory Review
. We have invested and expect to invest a portion of our assets in Australia. Australia’s foreign regulatory investment regime, which requires prior approval for certain inbound foreign investments, is likely to apply to any investments in Australia resulting in an increased risk that Investments in Australian assets will require Australian regulatory review and approval prior to the acquisition. Where such review and approval are required for an Investment, we could be required to disclose to the Australian regulatory authorities as part of the approval process the identities of Unitholders whose Units exceed a certain percentage of our outstanding Units as well as the identities of some or all non-Australian
government Unitholders, to the extent applicable. The requirements for, and scope of, disclosure are subject to change and the Australian regulatory agencies could require the disclosure of the identities of all Unitholders depending on government policy at that time and the nature of the Investment, and could require the disclosure of further information about some or all Unitholders than is currently expected. These requirements in Australia and the disclosure process could delay or otherwise impact our acceptance of certain investors, the approval of transfers by or to certain Unitholders and/or (to the extent applicable) the participation of any Unitholders temporarily or permanently in any Investments in Australia. This could adversely impact our ability to make Investments in Australia and the timing of such investments. The foregoing requirements could also result in circumstances in which we determine not to pursue certain potential Australian investment opportunities.
Bankruptcy
. We are and will be, both directly and through Portfolio Entities, a borrower, and we are and will be a creditor through debt or other structured Investments that we hold. Bankruptcy laws could delay our ability to realize on collateral for debt held by us or could adversely affect the priority of debt through equitable subordination and other rules. In addition, a borrower could be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that could be similar or dissimilar to the U.S. Bankruptcy Code. Certain
non-U.S.
bankruptcy laws and regulations provide inferior protections to creditors than in the U.S. bankruptcy laws and regulations. U.S. and certain
non-U.S.
bankruptcy laws could result in a restructuring of debt without the creditor’s consent under the “cramdown” provisions of applicable bankruptcy laws and could result in a discharge of all or part of a debt Investment that we hold without payment to us. On the other hand, we as a borrower could be adversely affected by bankruptcy or other similar proceedings initiated against us or a Portfolio Entity; we could be unable to restructure our own debt and instead be forced to sell assets to repay debt, including at inopportune moments, due to laws that afford creditors rights. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity could be adversely affected. While the Sponsor intends, where deemed appropriate, to manage our Fund in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are in or subject to the laws of those countries.

Types of Investments
Investments in Open Market Purchases
; Publicly Traded Securities.
Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are publicly traded, including distressed publicly traded assets, and are, therefore, subject to the risks inherent in investing in public securities. Additionally, we could hold public securities as a result of an initial or subsequent public offering of an existing Portfolio Entity. Such investments would subject us to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. When investing in public securities, we could be unable to obtain financial covenants or other contractual governance rights. Moreover, we could be left without the same access to information in connection with Investments in public securities, both before and after making the investment, as compared to privately negotiated Investments. Furthermore, we would be limited in our ability to make Investments, and to sell existing Investments, in public securities if the Sponsor or other Blackstone businesses have material, non-public
information regarding the issuer or as a result of other policies or requirements. In addition, securities acquired of a public company could, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up
periods or other limitations on the ability to dispose of such securities at certain times.
Equity and Equity-Related Investments
. We make primarily equity and equity-oriented Investments and as a result will hold a significant number of equity securities, including common stocks of U.S. and
non-U.S.
issuers, and equity-related securities and instruments, such as preferred stock, convertible securities, warrants and stock options. The value of equity and equity-related securities varies in response to many factors, including factors specific to an issuer and factors specific to an industry. These factors and others could cause significant fluctuations in the prices of the equity and equity-related securities that we will hold and could result in us experiencing significant losses.
Nature of Debt Securities
. Although not our primary investment strategy, we invest in debt securities, including fixed income securities. The debt securities in which we and Portfolio Entities can invest include secured or unsecured debt, which could be subordinated to senior indebtedness, all or a significant portion of which could be secured. Senior creditors will have significant influence, which can exceed our or the relevant Portfolio Entity’s influence in certain scenarios. In addition, the debt securities in which we invest can potentially not be protected by financial covenants or limitations upon additional indebtedness, could have limited liquidity, and not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. Our Investments can be expected to be subject to early withdrawal features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, thereby depriving us of our expected return. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities obtained in connection with a debt financing could become worthless.
Debt securities could be acquired in transactions involving asset managers. These asset managers could participate alongside us in the debt securities and/or could participate in the equity of the relevant Portfolio Entity. In the latter case, our interests and the interests of such asset managers could diverge in one or more respects. See “—Debt Investments” below for further debt-related risks.
“Covenant-lite” Obligations Risk
. We can invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan held by us begin to deteriorate in quality, our ability to negotiate with the borrower could be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This could in turn delay our ability to seek to recover our investment.

Convertible Securities
. A convertible security could be subject to call at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for withdrawal, we generally are required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could reduce the expected return and otherwise have an adverse effect on our ability to achieve our investment objectives.
Access to Information from Portfolio Entities
. The Sponsor will potentially not always receive full information from Portfolio Entities because certain of this information could be considered proprietary by a Portfolio Entity. A Portfolio Entity’s use of proprietary investment strategies that are not fully disclosed to the Sponsor would involve risks under some market conditions that are not anticipated by the Sponsor. Furthermore, this lack of access to information could make it more difficult for the Sponsor to select and evaluate Portfolio Entities.
Controlling Interests
. We expect to take a controlling interest in a material portion of our Portfolio Entities. The exercise of control over a company could impose additional risks of liability for a variety of reasons, including environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability characteristic of business ownership may be ignored. If these liabilities were to arise, we could suffer a significant loss.
Non-Controlling
Investments; Investments with Third Parties
. We hold a
non-controlling
interest in certain Investments and, therefore, could have a limited ability to protect our position in such Investments. In such cases, we will typically be significantly reliant on the existing management, board of directors and other owners of such companies, who could be unaffiliated with us and whose interests could conflict with our interests.
In certain circumstances we
co-invest
with affiliates of Blackstone (including Other Blackstone Accounts), investors in Other Blackstone Accounts or their affiliates and/or third parties (or affiliated managers or other persons) as partners, consortium sponsors or co-venturers, including in certain circumstances, Unitholders or limited partners of Other Blackstone Accounts or their affiliates (“Joint Venture Partners”) with respect to specified investments or categories of investments through partnerships, joint ventures, consortiums, investment platforms or other similar arrangements (“JV Arrangements”), thereby acquiring jointly-controlled or non-controlling
interests in certain Investments. JV Arrangements could be designed to share risk in the underlying investments with Joint Venture Partners or could involve us taking on greater risk with an expected greater return or reducing its risk with a corresponding reduction in the expected rate of return. Such JV Arrangements could involve risks in connection with such Joint Venture Partner involvement, including the possibility that such Joint Venture Partner could have financial difficulties, resulting in a negative impact on such JV Arrangements, could have economic or business interests or goals which are inconsistent with ours, or could be in a position to take (or block) action in a manner contrary to our investment objectives (including the timing and nature of any exit) or the increased possibility of default (which we could be required to make up) by, diminished liquidity or insolvency of, such Joint Venture Partner due to a sustained or general economic downturn. In addition, we could in certain circumstances be liable for the actions of such Joint Venture Partner. In those circumstances where such Joint Venture Partners involve a management group, such third parties could receive compensation arrangements relating to such JV Arrangements, including incentive compensation arrangements and/or other fees, in each case which compensation will not offset Fund Fees. Furthermore, such Joint Venture Partners to JV Arrangements could provide services (such as asset management oversight services) similar to, and overlapping with, services provided by the Sponsor to us, Other Blackstone Accounts or any respective Portfolio Entities, and, notwithstanding the foregoing, fees attributable to such services will not offset Fund Fees or otherwise be allocated to, or shared with, the Limited Partners. Additional conflicts would arise if a Joint Venture Partner is related to Blackstone in any way, such as an investor in, lender to, a shareholder of, or a service provider to us, Blackstone, Other Blackstone Accounts, or any respective Portfolio Entities, or any affiliate, personnel, officer or agent of any of the foregoing.

Investments in Less Established Companies
. We invest or can invest a portion of our assets in the securities of less established companies. Investments in such early stage companies could involve greater risks than generally are associated with investments in more established companies. To the extent there is any public market for the securities held by us, such securities could be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to macroeconomic effects, industry downturns and financial failure. Such companies also could have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.
Start-up
enterprises, including but not limited to those in the technology and related industries could have insignificant or no operating revenues, and any such Investment should be considered highly speculative and could result in the loss of our entire Investment therein. There can be no assurance that any such losses will be offset by gains (if any) realized on our other Investments.
Growth Investments
. We invest or can invest in companies or assets that are in a conceptual or early stage of development, which could have no proven operating history on which to judge future performance, little or no profits or cash flow, uncertain market position and a high degree of regulatory risk. Growth Portfolio Entities could operate at a loss or with substantial variations in operating results from period to period, and many growth Portfolio Entities will need substantial additional capital to support additional research and development activities or expansion, to achieve or maintain a competitive position, and/or to expand or develop management resources. Growth Portfolio Entities could face intense competition, including from companies with greater financial resources, better brand recognition, more extensive development, marketing, manufacturing, and service capabilities, and a larger number of qualified managerial and technical personnel. A growth Portfolio Entity’s ability to succeed will be dependent not only upon its ability to develop the right products for the right market, but to constantly evolve its business to be sure that its products keep pace with changing technologies and markets. Such a growth Portfolio Entity will need to implement appropriate sales and marketing, finance, personnel and other operational strategies in order to continue to grow its business. We make certain investments in Portfolio Entities which could rely upon rapidly changing technologies. Therefore, technological obsolescence and other technology risks could adversely impact the performance of these Portfolio Entities. In all such cases, we will be subject to the risks associated with the underlying businesses engaged in by Portfolio Entities and of their customers.
Investments in Junior Securities
. We invest or can invest in companies that have already received one or more rounds of financing. The securities in which we will invest in these instances may be among the most junior in a Portfolio Entity’s capital structure and thus subject us to a greater risk of losing all or part of its invested capital. There will often be no collateral to protect our investment in such securities once made.
Investments in Fund Managers and Pooled Investment Vehicles
. Although not expected to be a large portion of its investment strategy, we can invest in third-party investment managers (“Third-Party Fund Managers”) that manage Third-Party Pooled Investment Vehicles (“Third-Party Pooled Investment Vehicles”) in the following asset classes: private equity, credit, real estate, infrastructure, energy and certain other types of asset classes. We may also make Investments directly in Third-Party Pooled Investment Vehicles if we anticipate an Investment in the Third-Party Fund Manager. The private equity asset class comprises a wide range of strategies and investment types, and the private equity oriented investment strategies pursued by Third-Party Fund Managers are expected to vary. There are many investment-related risks associated with such types of investments which could impair the performance and value of our Investments (see “—Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles” herein).
Multiple Levels of Fees and Expense
. In addition to the direct expenses and management costs borne by us, we can be expected to also bear our pro-rata
share of certain expenses and management costs incurred directly or indirectly by Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in which we invest. This would result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in the Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles. We will pay or otherwise bear carried interest, management fees and/or other incentive compensation in connection with Secondary Investments in Third-Party Pooled Investment Vehicles and Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction

(including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts). We will not be reimbursed for any such fees paid to the managers of underlying funds in respect of such Secondary Investments, including where such managers are Blackstone affiliates (i.e., there will be “double fees” involved in making such investments which would not arise if the Unitholder were to invest in the underlying fund directly (including where the underlying fund is an Other Blackstone Account), because the Investment Manager and its affiliates will receive fees with respect to our management, on the one hand, and the underlying fund manager (including where such manager is a Blackstone affiliate) will receive additional fees with respect to the management of such underlying fund, on the other hand), which will increase the amount of expenses borne by us (and indirectly by Unitholders) and reduce returns. With respect to our Primary Commitments to and Secondary Investments in Other Blackstone Accounts (other than Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts)), we are not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with our investments in such Other Blackstone Account except in limited circumstances, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar.
We will indirectly bear other expenses in connection with an Investment in or alongside an Other Blackstone Account, including any investment-related expenses and expenses paid to affiliates of the Sponsor, administrative expenses and other fund expenses as applicable to such Other Blackstone Account (to the extent applicable). These various levels of costs and expenses will be charged whether or not our performance generates positive returns. As a result, we, and indirectly the Unitholders, could bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset our profits. In addition, because of the fees and expenses payable by us pursuant to such Investments, our returns on such Investments will be lower than the returns to a direct investor in the Other Blackstone Accounts and/or Third-Party Pooled Investment Vehicles. Such returns will be further diminished to the extent we are also charged management fees and/or bear carried interest or other similar performance-based compensation in connection with our Secondary Investments in Other Blackstone Accounts (i.e., where made as part of a portfolio transaction) and/or our investments in Third-Party Pooled Investment Vehicles managed by a Third-Party Fund Manager. Furthermore, for purposes of calculating the Fund Fees, the calculation of the NAV will include any capitalized deal-specific expenses incurred in connection with unrealized Investments, including expenses and fees such as acquisition fees, capital markets and financing-related fees paid to Blackstone or its affiliates, and expenses and fees such as transaction support services costs paid to a Portfolio Entity, which in certain circumstances will have the effect of increasing the base for calculating the Fund Fees and involves conflicts of interest relating to Blackstone determining such amounts and then earning additional Fund Fees thereon.
Illiquid and Long-Term Investments
. Most of our Investments (including, for the avoidance of doubt, investments into and/or alongside Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles) will be highly illiquid and require a long-term commitment with no certainty of return, and there can be no assurance that we will be able to realize a return on any Investment at any given time, notwithstanding the need to do so. Although our Investments could generate current income (i.e., all investment proceeds that are not “disposition proceeds” which could include amounts we received from Investments as a result of purchase price adjustments), the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of such Investment. While an Investment can be sold at any time, it is not generally expected that this will occur, if at all, for a number of years after such Investment is made and some Investments could be held for much longer periods of time. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition of the type that results in investors receiving distributions. Furthermore, we participate in Investments in or alongside Other Blackstone Accounts, some of which have terms or durations that are shorter than our term in light of our perpetual nature, and the Sponsor and Blackstone (as applicable) will consider our interests and the interests of such Other Blackstone Accounts, taken as a whole (including the terms of each relevant vehicle), in determining the relevant holding period for each Investment, as applicable. In addition, we will generally not be able to sell our securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases we could be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Moreover, if it is determined that we will dissolve, we could make Investments which may not be advantageously disposed of prior to the date that we will be dissolved. We could have to sell, distribute, or otherwise dispose of Investments at a disadvantageous time and for a price which is less than the price that could have been obtained if the Investments were held for a longer period of time.
Future Investment Techniques and Instruments
. Subject to the terms of the Partnership Agreement, the Investment Management Agreement and applicable law, we could employ new investment techniques or invest in new instruments that the Sponsor believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein. Such investment techniques or instruments could entail risks not described herein. New investment techniques or instruments could be not thoroughly tested in the market before being employed and could have operational or theoretical shortcomings which could result in unsuccessful Investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us could be more speculative than earlier investment techniques or instruments and could involve material and unanticipated risks.
Technological, Scientific and Other Innovations
. Recent technological, scientific and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological, scientific and other innovation continue to advance or be created rapidly, it could impact one or more of our strategies. Any of these new technological, scientific and other innovations could significantly disrupt the market in which our Investments operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results. Moreover, given the pace of innovation in recent years, the impact on a particular Investment could have been unforeseeable at the time we made such Investment and could adversely impact us and/or our Portfolio Entities. Furthermore, the Sponsor could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles
Minority and
Non-Control
Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles; Dependence on Third-Party Fund Managers.
We invest and/or can invest in minority,
non-controlling,
equity, equity-related and/or revenue interests in Third-Party Fund Managers and make passive investments in Third-Party Pooled Investment Vehicles. We will not be responsible for the results of the Third-Party Pooled Investment Vehicles and Third-Party Fund Managers. The existing management of such Third-Party Fund Managers will typically retain autonomy over the day-to-day
operations of the business and will generally retain a majority stake in such business.
In holding such
non-controlling
interests, we will also have a limited ability to create or take advantage of exit opportunities. Our inability to control the timing of the making, restructuring, refinancing and exiting of our Investments could adversely affect performance. The timing and extent to which we realize proceeds from any disposition, listing, financing or other liquidity event with respect to any Investment will to a large extent depend on the decisions and actions of Third-Party Fund Managers. The management of Third-Party Fund Managers could make business, financial or management decisions with which the Sponsor does not agree or such management could take risks or otherwise act in a manner that does not serve our interests. The returns of our Investments in such Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles will depend largely on the performance of unrelated Third-Party Fund Managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the Third-Party Fund Managers. The performance of a Third-Party Fund Manager could also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such Third-Party Fund Manager’s performance.

Misconduct and Regulatory
Non-Compliance
and Fund Reputation; Bad Acts of Third-Party Fund Managers, Employees, Portfolio Companies or Service Providers.
Our Investments in Third-Party Fund Managers could expose Blackstone to further public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance
and misconduct by portfolio managers or employees of a Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to us. Alternative investment managers operate in a highly regulated environment, and we could have little or no oversight over or input in the activities of Third-Party Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the Sponsor to protect us from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Fund Manager or its portfolio companies could improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.
While the Sponsor expects to perform a detailed assessment on Third-Party Fund Managers on a variety of key investment, operational, and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Fund Manager or its portfolio companies.
Attractiveness to Third-Party Fund Managers of an Investment by Us
. Our structure and investment objective could impair our ability to complete Investments. Among the realization and monetization strategies that can be pursued by the Sponsor are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of our interests in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles. A prospective Third-Party Fund Manager could be uninterested in an investment by us if required to disclose information that might be made public as part of a liquidity event or if it could ultimately result in such Third-Party Fund Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager could feel comfortable with us being a minority owner of its business, it could have a different view for potential transferees.
General Risks related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
Before making Investments, the Sponsor will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the Sponsor carries out with respect to any investment opportunity could inadequately or not reveal or highlight all relevant facts that could be necessary or helpful in evaluating such investment opportunity. The Sponsor could decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by us (and not split between us and the target Third-Party Fund Manager unless specifically agreed).
Among the factors that the Sponsor can consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for us.

Third-Party Fund Managers can enter into new lines of business not anticipated by us at the time we invest in such Third-Party Fund Managers. Third-Party Fund Managers could also have the ability to change their investment objectives and strategies and economic and other terms after we have made our Investments in such Third-Party Fund Managers or Third-Party Pooled Investment Vehicles, and such change in the investment objectives and strategies could be different from the objectives currently expected by the Sponsor. We will likely not have the ability to prevent Third-Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers could negatively impact our performance.
It is expected that Third-Party Fund Managers will implement leverage arrangements similar to ours with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to our Investments. The Third-Party Fund Managers could obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and could negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings could limit our ability to use our interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that we could bear.
A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle could make distributions to us that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as applicable). Accordingly, we could determine to set aside amounts that we could have otherwise reinvested or distributed to Unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to Unitholders or additional investments by us. In addition, we could make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of our total capital. As a result, we could need to retain distributions or take other measures (e.g., borrowing) if we do not generate sufficient cash flow from our Investments to meet these commitments.
Secondary Investments in Third-Party Pooled Investment Vehicles
No Established Market for Secondary Investments; Limited Opportunities
. There is no established market for Secondary Investments and no liquid market is expected to develop for Secondary Investments. Moreover, the market for Secondary Investments has been evolving and is likely to continue to evolve. We could acquire interests in Third-Party Pooled Investment Vehicles or Other Blackstone Accounts from existing investors in such Third-Party Pooled Investment Vehicles (and, generally, not from the issuers of such investments) and to dispose of such interests, in each case, on an opportunistic basis. In particular, we could target purchases of portfolios of interests in Third-Party Pooled Investment Vehicles from institutional and other investors, who could be less motivated to sell interests in Third-Party Pooled Investment Vehicles during periods when the performance of such funds is perceived to be improving. There can be no assurance that we will be able to identify sufficient Secondary Investment opportunities or that we will be able to acquire sufficient Secondary Investments on attractive terms. Equally, there can be no assurance that we will be able to realize any Secondary Investment at a price that reflects what the Sponsor believes to be its market value.
Importance of Valuation and Acquisition Terms
. The performance of our Investments in Secondary Investments will depend in large part on the acquisition price paid by us for such investments and on the structure of the acquisitions. Although the acquisition price of our Secondary Investments will likely be the subject of negotiation with the sellers of the investments, the acquisition price is typically determined by reference to the carrying values most recently reported by the underlying funds (which could be based on interim unaudited financial statements) and other available information. The underlying funds are not generally obligated to update any valuations in connection with a transfer of interests on a secondary basis, and such valuations could not be indicative of current or ultimate realizable values. Moreover, there is no established market for Secondary Investments or for the privately held portfolio entities in which the Third-Party Pooled Investment Vehicles or Other Blackstone Accounts could own securities, and there could be no comparable companies for which public market valuations exist. As a result, the valuation of Secondary Investments could be based on imperfect information and is subject to inherent uncertainties. Generally, we expect to hold our Secondary Investments on a long-term basis. As a result, our performance will be adversely affected in the event that the valuations assumed by the Sponsor in the course of negotiating acquisitions of investments prove to have been too high.
Sector-Specific Investments
Investments in Natural Resources and Energy
. We invest and/or can invest in natural resources and energy companies or projects, including, but not limited to, companies or projects that engage in oil and/or gas exploration and development and/or mining which are speculative businesses involving a high degree of risk. Whether a company or project is productive and profitable depends on a number of factors, many of which are beyond our control (e.g., the prevailing prices of commodities which recently have been, and are likely to continue to be, volatile). In addition, the energy and natural resource sectors are subject to comprehensive United States and
non-U.S.
federal, state and local laws and regulations. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect our Investments and prospects. For example, while we can invest in renewable energy and related businesses and/or assets, there can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that electricity produced by the renewable energy Investments will qualify for government program support. The elimination of, or reduction in, government policies that support renewable energy could have a material adverse effect on a renewable energy Portfolio Entity’s financial condition or results of operation. To the extent any federal, state or local tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, our renewable energy Investments could be negatively impacted. Investments in the natural resources and energy industries could also be subject to technical and environmental risks. For example, any offshore sea-based
operations of Investments could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and could result in the curtailment or suspension of their related operations. There can be no assurance that any or all technical and environmental risks can be mitigated or that such bonded and insured third parties, if present, will perform their obligations. Moreover, there can be no assurance that each Portfolio Entity will be fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect a Portfolio Entity’s operations and financial condition.
Effects of Ongoing Changes in the Utility Industry
. We could make certain Investments in electric utility industries both in the United States and abroad. In many regions, including the United States, the electric utility industry is experiencing increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. In response, for example, the Federal Energy Regulatory Commission has proposed regulatory changes to increase access to the nationwide transmission grid by utility and non-utility
purchasers and sellers of electricity; similar actions are being taken or contemplated by regulators in other countries. A number of countries, including the United States, are considering or implementing methods to introduce and promote retail competition. To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects into which we can invest could come under increasing pressure. Deregulation is fueling the current trend toward consolidation among domestic utilities, but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry. In addition, independent power producers could find it increasingly difficult to negotiate long-term power sales agreements with solvent utilities, which could affect the profitability and financial stability of independent power projects.
Infrastructure Investments.
Investment in infrastructure assets and infrastructure-related securities or instruments, properties and other assets involves many relatively unique and acute risks. Project revenues can be affected by a number of factors, including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets could adversely affect the overall profitability of the Investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation, demographic changes, economic conditions, increasing fuel prices, government macroeconomic policies, political events, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters (such as fire, floods, earthquakes and typhoons), changes in weather, epidemics/pandemics, changes in demand for products or services, bankruptcy, or financial difficulty of a major customer and acts of war or terrorism and other unforeseen circumstances and incidents, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this could impair a Portfolio Entity’s ability to repay its debt, make distributions to us or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of infrastructure assets or businesses and infrastructure-related securities, properties and other assets involve various risks and are subject to substantial regulation (as described below), many of which could be outside of the control of the owner/operator, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Although Portfolio Entities could maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to partially or completely offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and could be insufficient to recoup all of a Portfolio Entity’s losses. Furthermore, once infrastructure assets of Investments become operational, they could face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.
Dependence on Patents, Trademarks and Other Intellectual Property
. Certain of our Investments depend heavily on intellectual property rights, including patents, both in the U.S. and in other countries. The ability to effectively enforce patent, trademark and other intellectual property laws will affect the value of many of these Investments. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a Portfolio Entity to significant liabilities to third parties. The presence of patents or other proprietary rights belonging to other parties could lead to the termination of the research and development of a particular product of a Portfolio Entity or one of its significant customers or counterparties.
In addition, the patent positions in many countries are highly uncertain and involves complex legal, scientific and factual questions. There is no consistent policy regarding the permissible breadth of coverage of claims allowed in product patents.
Furthermore, if a Portfolio Entity or one of its significant customers or counterparties infringes on third-party patents or other proprietary rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies. In such a case, the company could be unable to obtain all licenses required for the success of its business, which could have a material adverse effect on its value. The loss of patent protection or other market exclusivity can open products to competition from generic substitutes that are typically priced significantly lower than the original products, which can have an adverse effect on the value of the product and the company. In particular, generic substitutes have high market shares in the U.S., and accordingly, the adverse effects of the launch of generic products are significant in the U.S.

Investments in Real Estate
. We make and/or can make Investments in or relating to real estate, including investments in commercial real estate development projects, commercial properties, residential real estate and/or real estate-related debt investments. As such, some of our Investments are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Deterioration of real estate fundamentals generally could negatively impact our performance. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in asset values, changes in the appeal of assets to tenants, changes in supply of and demand for competing assets in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, operating income and room rates for hotel assets, the financial resources of tenants, changes in availability of debt financing which could render the sale or refinancing of assets difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, and the availability of mortgage funds, which may render the sale or refinancing of assets difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and other factors that are beyond the control of the Sponsor. In addition, in acquiring an asset or stock, we could agree to lock-out
provisions that materially restrict us from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset or stock. There can be no assurance that there will be a ready market for the resale of real estate investments because such Investments will generally not be liquid. Illiquidity may result from the absence or a disruption of an established market for the Investments, as well as legal or contractual restrictions on their resale by us.
Debt Investments
Investments in Debt
. Our investment program can include making Investments in distressed situations from time to time (e.g., investments in defaulted, out-of-favor
or distressed bank loans and debt securities) or could involve Investments that become
“non-performing”
following our acquisition thereof. Certain of our Investments may therefore include specific securities of companies or other entities that typically are highly leveraged, with significant burdens on cash flow, and therefore involve a high degree of financial risk. Investments can include (a) capital infusions to companies facing liquidity issues or significant debt maturities, (b) capital to finance operations or growth for companies facing a cyclical downturn, non-recurring
losses or contractual issues, (c) capital infusions or
debtor-in-possession
financings to companies in bankruptcy, (d) financing for acquisitions of businesses, frequently from distressed sellers or assets that are non-core
to the seller or (e) businesses facing capital structure, cyclical or operational distress. We can also make “rescue” financings ranging from secured debt to equity infusions including, without limitation, investments in companies that are in need of liquidity or facing debt maturities, or provide growth capital to companies who cannot access the capital markets due to cyclical factors or financial market dislocation. In addition, we can also selectively pursue the acquisition of fulcrum securities/loan-to-own
debt purchases as a means to gain control of assets upon a restructuring. The securities of Portfolio Entities described in this paragraph could be considered speculative, and the ability of such companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Sponsor will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

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
Investment in Restructurings
.
We can make Investments in restructurings that involve Portfolio Entities that are experiencing or are expected to experience financial difficulties. These financial difficulties have the potential to never be overcome and could cause such Portfolio Entity to become subject to bankruptcy proceedings. Such Investments could, in certain circumstances, subject us to certain additional potential liabilities that can exceed the value of our original Investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor could have its claims subordinated or disallowed or could be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions (if any) by us to Unitholders could be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings could be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims.
Distressed Securities
.
Investment in the securities of financially troubled and operationally troubled issuers involves a high degree of credit and market risk. There is a possibility that we could incur substantial or total losses on our Investments. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices can be greater than normally expected. In addition, it is anticipated that many of our Investments could be not widely traded and that our Investments in such securities could be substantial relative to the market for such securities. As a result, we could experience delays and incur losses and other costs in connection with the sale of our Investments.
Defaulted Securities
.
We can invest in the securities of companies involved in bankruptcy proceedings, reorganizations and financial restructurings, and that are facing significant debt maturities, and could have a more active participation in the affairs of the issuer than is generally assumed by investors. This can subject us to litigation risks or prevent us from disposing of securities. In any reorganization or liquidation proceeding relating to a company in which we invest, we could lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. As more fully discussed below, in a bankruptcy or other proceeding, we, as a creditor, could be unable to enforce our rights in any collateral or could have our security interest in any collateral challenged, disallowed or subordinated to the claims of other creditors.
Bankruptcy and Other Proceedings
.
When a company seeks relief under the applicable insolvency laws of a particular jurisdiction, including under the U.S. Federal Bankruptcy Code, (or has a petition filed against it), an automatic stay could prevent all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or security interests or reach collateral securing such claims. Creditors who have claims against the company prior to the date of the insolvency or bankruptcy filing will generally require the permission of the court or a relevant insolvency officeholder to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors could be prohibited from doing so at the discretion of the court or the relevant insolvency officeholder or if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral could be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if we hold a secured claim, we could be prevented from enforcing our security and collecting the value of the collateral securing our debt, unless relief from the automatic stay is granted. If relief from the stay is not granted, we could be unable to realize a distribution on account of our secured claim until a distribution (if any) is made to us by the relevant court or insolvency officeholder.
Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy or insolvency proceedings and could be invalidated for a variety of reasons. For example, security interests could be set aside because, as a technical matter, they have not been perfected properly under the Uniform Commercial Code or other applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and, because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will almost certainly experience a significant loss of its investment. There can be no assurance that the security interests securing our claims will not be challenged vigorously and found defective in some respect, or that we will be able to prevail against the challenge.
Moreover, debt could be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company filing for protection from creditors under the U.S. Federal Bankruptcy Code. Creditors’ claims could be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of a company prior to its filing under the U.S. Federal Bankruptcy Code. Serving on an official or unofficial creditors’ committee, for example, increases the possibility that we will be deemed an “insider” or a “fiduciary” of the Portfolio Entity we have so assisted and could increase the possibility that the bankruptcy court will invoke the doctrine of “equitable subordination” with respect to any claim or equity interest held by us in such company and subordinate any such claim or equity interest in whole or in part to other claims or equity interests in such company. See “—Equitable Subordination” below. Claims of equitable subordination could also arise outside of the context of our committee activities. If a creditor is found to have interfered with the company’s affairs to the detriment of other creditors or shareholders, the creditor could be held liable for damages to injured parties. While we will attempt to avoid taking the types of action that would lead to equitable subordination or creditor liability, there can be no assurance that such claims will not be asserted or that we will be able successfully to defend against them. In addition, if representation of a creditors’ committee of a company causes us or the Sponsor to be deemed an affiliate of the company, the securities of such company held by us could become restricted securities, which are not freely tradable.
While the challenges to liens and debt described above normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other state or federal proceedings. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that we will be able successfully to defend against them. To the extent that we assume an active role in any legal proceeding involving the debtor, we could be prevented from disposing of securities issued by the debtor due to our possession of material, non-public
information concerning the debtor.
Certain European jurisdictions could follow common law principles analogous to those practiced in the United States under the so-called
“equitable subordination” doctrine whereby lenders can become subject to claims from creditors of an obligor that debt obligations of such obligor which are held by such lender should be equitably subordinated. See “—Equitable Subordination” below. Certain European jurisdictions could present different issues. In the UK, a lender could be exposed to liability as a “shadow director” of a borrower if the lender exercises a sufficient level of control over a borrower such that the directors of the borrower are accustomed to act in accordance with the lender’s directions or instructions. If a lender is found to be a shadow director of a borrower, among other things the lender can (where the borrower has gone into insolvent liquidation and the lender did not take every step to minimize loss to the borrower’s creditors once the lender concluded or should have concluded that there was no reasonable prospect of avoiding insolvent liquidation) be ordered by the court to make a contribution to the company’s assets.

From time to time, we can invest in or extend loans to companies that have filed for protection under applicable insolvency laws. These debtor-in-possession
or “DIP” loans are most often revolving working-capital or term loan facilities put into place at the outset of insolvency proceedings to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. The laws of a particular jurisdiction will determine the extent to which such loans rank as senior in the debtor’s capital structure and accordingly the level of risk associated with loans. Furthermore, it is possible that the debtor’s reorganization efforts can fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan. The seniority of such loans in the debtor’s capital structure could be unrecognized in some or all jurisdictions.
Insolvency proceedings are inherently litigious, time-consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. Insolvency proceedings could have adverse and permanent effects on a company. For instance, the company could lose its market position and key employees or otherwise become incapable of emerging from insolvency proceedings and restoring itself as a viable entity. Further, if insolvency proceedings result in liquidation, the liquidation value of the company could be unequal to the liquidation value that was believed to exist at the time of the investment. The administrative costs incurred in connection with insolvency proceedings are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Certain claims, such as claims for taxes, could in certain jurisdictions have priority by law over the claims of other creditors.
In the event of the insolvency of an obligor in respect of an Investment, our recovery of amounts outstanding in insolvency proceedings could be impacted by the insolvency regimes in force in the jurisdiction of incorporation of such obligor or in the jurisdiction in which such obligor mainly conducts its business (if different from the jurisdiction of incorporation), and/or in the jurisdiction in which the assets of such obligor are located. Such insolvency regimes impose rules for the protection of creditors and could adversely affect our ability to recover such amounts as are outstanding from the insolvent obligor under the Investment, which could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and the value of the Units. Similarly, the ability of obligors to recover amounts owed to them from insolvent companies could be adversely impacted by any such insolvency regimes applicable to those insolvent companies, which in turn could adversely affect the abilities of those obligors to make payments to us due under the Investment on a full or timely basis. In addition, insolvent companies located in certain jurisdictions could be involved in restructurings, insolvency proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the laws and the rights of creditors afforded in European or U.S. jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such insolvent companies could be adversely affected. For example, insolvency law and process in such other jurisdiction could differ substantially from that in the large European markets or in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although insolvency laws have been enacted, the process for reorganization remains highly uncertain.
Equitable Subordination
.
Certain jurisdictions have legal principles that in some cases form the basis for so-called
“lender liability” claims, if a lender (a) intentionally takes an action that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “equitable subordination”). We do not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine; however, because of the nature of the debt obligations relating to certain types of debt investments we can make, we could be subject to claims from creditors of an obligor asserting that debt obligations of such obligor which are held by us should be equitably subordinated.
Senior and Secured Debt
.
Our Investments can include and/or includes first lien senior secured debt, and could also include selected second lien senior secured debt, which involves a higher degree of risk of a loss of capital. The factors affecting an issuer’s first and second lien leveraged loans, and its overall capital structure, are complex. Some first lien loans do not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans could permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). The imposition of prior liens on our collateral would adversely affect the priority of the liens and claims held by us and could adversely affect our recovery on our leveraged loans. Any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral could allow us to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to us with respect to our Investment.
Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing the facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, we could be unable to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to us.
Senior secured loans are also subject to other risks, including (a) the possible invalidation of a debt or lien as a “fraudulent conveyance,” (b) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing, (c) equitable subordination claims by other creditors,
(d) so-called
“lender liability” claims by the issuer of the obligations and (e) environmental liabilities that could arise with respect to collateral securing the obligations. Recent decisions in bankruptcy cases have held that a secondary loan market participant can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance or engaged in conduct that would qualify for equitable subordination.
Our Investments could be subject to early repurchase features, refinancing options, pre-payment
options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected. As a consequence, our ability to achieve our investment objective could be affected.
Subordinated Debt
.
We can from time to time invest in debt instruments (including commercial, mortgage-backed securities (“CMBS”)) that are subordinated or otherwise junior in an issuer’s capital structure. Investments in subordinate debt securities can be unsecured and subordinated to substantial amounts of senior indebtedness, all or a significant portion of which can be secured and/or subject us to a “first loss” subordinate holder position relative to other lenders. Our ability to influence a company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordinated intercreditor agreements, senior creditors will typically be able to block the acceleration of the mezzanine debt or other exercises by us of our rights as a creditor. Accordingly, we could be unable to take the steps necessary to protect our Investments in a timely manner or at all. Further, the ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our Investment in the securities purchased. Investments in subordinate securities have a higher risk of loss and credit default than investments in more senior securities and subordinated tranches absorb losses from default before other more senior tranches are put at risk. Mezzanine debt securities (as well as other more senior securities) are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. The securities we invest in could be subject to early repurchase features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than projected. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities may become worthless.
CMBS
. We can from time to time invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity and are usually non-recourse
against the commercial borrower. Investments in CMBS are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and commercial real estate markets. The investment characteristics of CMBS differ from traditional debt securities in a number of respects and are similar to the characteristics of structured credit products in which investors participate through a structured vehicle or other similar conduit arrangement (e.g., CLO (as defined below)).
CLOs
. We can invest (including in “equity” or residual tranches) in collateralized loan obligations (“CLO”) products and other securitizations (including CLO products formed or managed by Other Blackstone Accounts), which are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets can include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation tranches, trust preferred securities, insurance surplus notes, asset-backed securities, mortgages, real estate investment trusts, high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Securitization Assets are typically actively managed by an investment manager, and as a result the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on the CLO equity securities will depend in part upon the ability of each investment manager to actively manage the related portfolio of Securitization Assets.
Undervalued Investments
. Our investment strategy with respect to certain types of Investments is based, in part, upon the premise that certain Investments (either held directly or through a CLO) that are otherwise performing could from time to time be available for purchase by us at “undervalued” prices. Purchasing interests at what can appear to be “undervalued” or “discounted” levels is no guarantee that these Investments will generate attractive risk-adjusted returns to us or will not be subject to further reductions in value. No assurance can be given that investments can be acquired at favorable prices or that the market for such interests will continue to improve, since this depends, in part, upon events and factors outside the control of the Sponsor.

Certain Risks Related to Investments in Other Sectors and/or Industries
Investments in Regulated Industries
. We make and/or intend to make Investments in Portfolio Entities operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries can include energy, healthcare, financial services (including banking and mortgage origination and servicing), insurance, gaming, transportation (e.g., aviation) and also businesses that serve primarily customers that are governmental entities, including in the defense industry (for example, contracting directly with one or more government and/or government-reliant service providers). Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to Investments in other companies generally. Changes in applicable laws, rules, policies or regulations, or in the interpretations of these laws, rules, policies and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements in the case of banks or similarly regulated entities. If a Portfolio Entity or one of its service providers fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. This risk is heightened in circumstances where functions have been outsourced to such service providers and the Sponsor has reduced control over the outsourced functions. A Portfolio Entity also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company or its service providers. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments can be influenced by political considerations and could make decisions that adversely affect a Portfolio Entity’s business. Additionally, problems in regulated industries could bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objectives. (See also “—Permits, Approvals and Licenses” herein).
Unionization
. Certain Portfolio Entities and/or their service providers could have a unionized work force or employees who are covered by a collective bargaining agreement, which could subject any such Portfolio Entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a Portfolio Entity’s operations and profitability could suffer if it or its service providers experience labor relations problems. Upon the expiration of any of such Portfolio Entity’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such Portfolio Entity’s facilities could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems could bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objectives.
Insurance Investments.
Due to regulatory capital changes and heightened shareholder scrutiny, insurers are under pressure to re-focus
on core markets and dispose of peripheral or
non-core
businesses; this global industry paradigm shift also suppresses strategic competition for transactions. It can be expected that we will collaborate with Blackstone Credit and Insurance, (as further described in “—Transactions with Clients of Blackstone Credit and Insurance”). Any related Portfolio Entities can invest in us or Other Blackstone Accounts (or can hire an affiliate of Blackstone as an investment manager), and any related fees received by Blackstone will not be required to be shared with us and will not result in any offset to the Fund Fees payable by us (and indirectly by the Limited Partners). For the avoidance of doubt, such Portfolio Entities can include newly-formed special purpose vehicles, including insurance side car structures organized specifically for us in connection with a proposed investment and such entities could be wholly owned or controlled by Blackstone or Other Blackstone Accounts. The Sponsor will also be subject to potential conflicts of interest in establishing such vehicles, including where an affiliate receives fees or other compensation for managing such vehicles, and where such vehicles are expected to invest in Other

Blackstone Accounts. See also “—Investments Managed by Blackstone-Affiliated Asset Managers” herein.
Moreover, the allocation of investment opportunities to any related Portfolio Entities, permanent capital vehicles, accounts or other entities of Other Blackstone Accounts (including the Blackstone Credit and Insurance funds) or other Blackstone affiliates could result in us not participating (and/or not participating to the same extent) in certain Investment opportunities in which we would have otherwise participated. Various factors, including distressed financial conditions or the general effects of economic downturns could increase the risk that policyholders or intermediaries, such as insurance brokers, will not pay any or all of the full amount owed to the applicable Portfolio Entity, despite an obligation to do so. If non-payment
becomes widespread, it could have a material adverse impact on such Portfolio Entity and us. An applicable Portfolio Entity’s performance would be dependent on proper underwriting, which is inherently difficult to forecast and manage. Such Portfolio Entity could be unable to enter into reinsurance contracts, on the one hand, and investments, on the other hand, that are appropriate for each other. If such Portfolio Entity’s expectations with respect to its underwriting or investments are incorrect, or if it is unable to adjust its exposure to the risks associated with either, the Portfolio Entity could be forced to attempt to liquidate some of its investments at a significant loss, or to forego certain investments or certain opportunities to effect changes to its overall strategy in its underwriting operations that it otherwise could have been able to pursue. See also “—Investments Managed by Blackstone-Affiliated Asset Managers” herein.
Investments in the Life Sciences Industry
. Investments in the life sciences industry involve a high degree of risk that can result in substantial losses. For example, investing in early-stage healthcare companies involves substantial risks, including, but not limited to, the following: limited or no operating histories and limited experience instituting compliance policies; rapidly changing technologies and the obsolescence of products; change in government policies and governmental investigations; potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories; extensive and evolving government regulation; disappointing results from preclinical testing; indications of safety concerns; insufficient clinical trial data to support the safety or efficacy of the product candidate; difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction; inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner; substantial commercial risk; and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer could result in restrictions or recalls. Many of these companies will operate at a loss, or with substantial variations in operating results from period to period. In addition, many of these companies will need substantial additional capital to support additional research and development activities. Such companies can face intense competition in the life sciences industry from pharmaceutical companies with greater financial resources, more extensive research and development capabilities and a larger number of qualified managerial and technical personnel. In addition, Investments that focus on advancing a single asset through one or more clinical trials or regulatory approvals are somewhat binary in nature. Though the Sponsor seeks to mitigate such binary risk, if such Investment is not able to achieve relevant success milestones in a timely fashion, the Investment could experience significant adverse effects, which in turn, could adversely affect our performance.
Investments in the Sports, Media and Entertainment Sectors.
Our investment strategy includes the ability to make investments in sports leagues, sports teams and sports industry related companies, as well as media and entertainment companies. The sports, media and entertainment sectors are highly competitive, and these competitive pressures can adversely affect the financial performance of the Portfolio Entities in which we invest.
Entertainment represents discretionary expenditures, and participation in such activities could decline when the economic outlook is uncertain and during economic downturns. Similarly, the success of sports, media and entertainment companies depends substantially on consumer tastes and preferences that change in often unpredictable ways. Additionally, investments in sports teams can require the approval of players or the players’ union or other representatives. Obtaining such approvals can increase the administrative burden and overall transaction expenses related to such Investments and as a result, a failure to obtain any such required approvals can result in broken deal expenses. As has been seen with
COVID-19,
in the event of a public health emergency, pandemic, collective bargaining dispute that leads to a strike, or any other situation that could adversely impact the ability of a team to play, and/or for the whole sport to play, whether for one or more games, or a season or more, such a situation could adversely impact any companies that are in any way dependent on the sports sector to generate revenue, potentially materially so. This includes not only sports teams themselves, but companies that sell sports equipment or memorabilia, provide tickets to sporting events, own or run the stadiums that host sporting events, broadcast sports and more. Even if a sport can be played, revenue could be lost if the ability to have live spectators is significantly impacted (including where the number of live spectators is permitted but limited), as had been the case with many sports as a result of
COVID-19
related health risks. Portfolio Entities in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, office and residential, and in certain geographies could be particularly negatively impacted, as was the case during the
COVID-19
pandemic. (See also “—Epidemics/Pandemics,” “—Public Health Emergencies,” and “—Force Majeure Risk” herein.) Furthermore, the employees and staff of sports, media and entertainment businesses are exposed to health and safety risks that could result in death, permanent disability or other serious injury that may disrupt the operations of the Portfolio Entities, lead to economic loss (including loss that is greater than the value of the Portfolio Entity and which could be borne in whole or in part by us pursuant to any applicable indemnification arrangements), litigation or penalties for regulatory or contractual non-compliance,
and could also adversely impact the reputation of the Portfolio Entities, us and our Unitholders. Moreover, any loss from such events could be unrecoverable under relevant insurance policies.
These sectors are also generally subject to a high degree of regulation, whether pursuant to law and governmental regulation and/or by non-governmental
governing bodies. Any such laws and regulations (as well as other applicable regulations) could impact our ability to make an acquisition or, to the extent applicable, dispose of an investment, as well as increase costs associated with making, holding or disposing of such investment.
The legal and governmental regulation of Portfolio Entities involved in the sports, media and entertainment sectors is subject to periodic governmental review, legislative initiatives and judicial interpretations, any of which could adversely affect such Portfolio Entities and their profitability. For example, if new restrictions or bans on advertising specific products or services which are advertised by a Portfolio Entity are introduced, they may reduce such Portfolio Entity’s advertising and sponsorship revenue. Advertising laws could also be introduced which prevent the broadcast of images which include a restricted brand, thereby preventing a Portfolio Entity from licensing television rights in an affected area. Broadcasting laws could be introduced which require that a sporting, entertainment or media event be broadcast only on free-to-air
television which would prevent related Portfolio Entities from entering into pay television contracts in the relevant jurisdiction. Additionally, judicial decisions or other governmental action could interfere with the manner in which certain Portfolio Entities exploit their broadcasting rights, including in relation to such companies’ segmentation of such rights among different geographic regions.
In addition to such legal and governmental regulation, sports leagues and teams are often subject to the authority of certain governing bodies with respect to all or virtually all aspects of their operations. Such governing bodies could place safety and other sporting concerns over a particular team’s commercial interests. As a result, such governing bodies could take actions with respect to safety, competition and sporting standards and regulations which conflict with a team’s interests as a commercial rights holder, including by establishing regulations without the support of the applicable sports teams. Such governing bodies will have certain rights and limitations and the exercise or purported exercise of such governing bodies’ rights thereunder could conflict with such team’s interests. Any actions taken by such governing bodies which conflict with such team’s interests could adversely impact such team’s operations and revenue, and in turn could materially adversely impact us.

Digital Infrastructure Investments
. We have invested and expect to continue to make Investments in the digital infrastructure sector or in other businesses that are dependent on the demand for mobile and internet infrastructure, including data centers, macro cell towers, fiber networks and small cell networks. Investment opportunities in the digital infrastructure sector are driven largely by consumer demand, technological advances, and improvements in data collection and storage. Changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture, and design of wireless or cloud networks), data transmission and/or consumer demand, as well as changes in the prevailing global economy, could adversely affect our ability to identify and consummate attractive investments in the digital infrastructure sector. The digital infrastructure sector is increasingly subject to regulatory oversight and scrutiny (including the potential need for government issued licenses, permits or otherwise) which can be expected to influence our Investment opportunities.
Commodity Investments
. We can invest in commodities or invest in Portfolio Entities whose operations are dependent on the price of commodities. In general, the price of commodities (such as oil, natural gas, coal, metals and others) has been, and is likely to continue to be, volatile and subject to wide fluctuations in response to many factors that are beyond the control of Blackstone, the Sponsor or us, including: (a) relatively minor changes in the supply of and demand for such commodities; (b) market uncertainty and the condition of various economic measures (including interest rates, levels of economic activity, the price of securities and the participation by other investors in the financial markets); (c) political conditions in international commodity producing regions; (d) the extent of domestic production and importation in certain relevant markets; (e) the foreign supply; (f) the price of foreign imports; (g) the price and availability of alternative fuels; (h) the level of consumer demand; (i) the price of steel and the outlook for steel production; (j) weather conditions; (k) the competitive position of oil, gas or coal as a source of energy as compared with other energy sources; (l) the industry-wide refining or processing capacity for oil, gas or coal; (m) the effect of U.S. and
non-U.S.
federal, state and local regulation on the production, transportation and sale of commodities; (n) with respect to the price of oil, actions of the Organization of Petroleum Exporting Countries and other producers; (o) the expected consumption of coking coal in steel production; (p) the amount and character of excess electric generating capacity in a market area; (q) overall economic conditions; (r) terrorist acts; and (s) a variety of additional factors that are beyond the control of Blackstone, the Sponsor or us.
Investments in the Technology Sector
. We have invested and/or expect to invest in the technology sector. The technology sector is challenged by various factors, including rapidly changing market conditions and/or participants, short product cycles, new competing products, services and/or improvements in existing products, rapid obsolescence of products and government regulation. Our Portfolio Entities will compete in this volatile environment. There is no assurance that products or services sold by the Portfolio Entities will not be rendered obsolete or adversely affected by competing products and services or that the Portfolio Entities will not be adversely affected by other challenges. Moreover, competition can result in significant downward pressure on pricing. The Portfolio Entities can include internet companies that provide goods or services that compete either directly or indirectly (e.g., through the “sharing” economy) with existing non-internet
based providers which, in some cases, are subject to regulations that the internet companies are not. In some instances in the industry, laws or regulations have been adopted in jurisdictions where internet based companies operate that impose regulations on the companies that could pose material challenges to the company’s business model. In the event that the technology sector as a whole declines, the value of our Investments will likely decrease.
Investments in the Financial Services Industry
. Financial services institutions have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, interest rates, inflation, currency values, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties, and the level and volatility of trading markets. Such factors can impact customers and counterparties of financial services institutions and could impact the value of financial instruments held by financial services institutions. Fluctuations in interest rates, which affect the value of assets and the cost of funding liabilities, are not predictable or controllable, can vary from country to country and could impact economic activity in various regions.

The profitability of the financial services industry could be adversely affected by a worsening of general economic conditions in domestic and international markets and by monetary, fiscal or other policies that are adopted by various governmental authorities and international bodies. Monetary policies have had, and will continue to have, significant effects on the operations and results of financial services institutions. There can be no assurance that a particular financial services institution will not experience a material adverse effect on its net interest income in a changing interest rate environment. Factors such as the liquidity of the global financial markets, the level and volatility of prices of financial instruments, investor sentiment and the availability and cost of credit can significantly affect the activity levels of customers with respect to size, number and timing of transactions. A market downturn would likely lead to a decline in the volume of transactions that financial services institutions execute for their customers and thus lead to a decline in revenues from fees, commissions and spreads.
The financial services industry is extremely competitive, and it is expected that competitive conditions in the industry will continue to intensify. Merger activity in the financial services industry has resulted in, and is expected to continue to result in, larger institutions with greater financial and other resources that are capable of offering a wider array of financial products and services. The financial services industry has become considerably more concentrated as numerous financial institutions have been acquired by or merged into other institutions. Technological advances and the growth of
e-commerce
have made it possible for
non-financial
institutions to offer products and services that have been traditionally offered by financial services institutions. It is expected that cross-industry competition will continue to intensify.
Additionally, rapid, significant, and disruptive technological changes could impact the financial services industry, including, for example, developments in payment card tokenization, cryptocurrencies, mobile, social commerce (i.e., ecommerce through social networks), authentication, virtual currencies (including distributed ledger and blockchain technologies), and near-field communication (NFC) and other proximity payment technology, such as contactless payments. As a result, it should be expected that new services and technologies will continue to emerge and evolve, and it is difficult to predict the effects of technological changes on a Portfolio Entity’s business.
The financial services industry is highly dependent on communications and information systems and is exposed to many types of operational risks, including the risk of fraud or security breaches by employees or other parties, record keeping errors, errors resulting from faulty or “hacked” computer or telecommunication systems, computer failures or interruptions, and damage to computer and telecommunication systems caused by internal or external events.
Development and Regulatory Risk
. The success of some of our Investments is dependent upon obtaining certain governmental approvals. For example, the outcome of the lengthy and complex process of developing new products in the life sciences industry, including the healthcare, pharmaceutical and biotechnology sectors, including obtaining governmental approval for new products from governmental agencies, is inherently uncertain and involves a high degree of risk and cost. The research, development, preclinical and clinical trials, manufacturing, labeling, and marketing related to a biotechnology or medical technology company’s products are subject to an extensive regulatory approval process by the Food and Drug Administration (the “FDA”) and other regulatory agencies in the United States and abroad. For example, the process from development to regulatory approval can take many years. Drug candidates can and do fail at any stage of the process, including as the result of unfavorable clinical trial results, including unfavorable new clinical data and additional analyses of existing clinical data. There can be no assurance regarding the ability to meet anticipated clinical trial commencement and completion dates, regulatory submission and approval dates, or as to whether or when regulatory approval would be received, which will depend on the assessment by regulatory authorities of the benefit risk profile suggested by the totality of the efficacy and safety information submitted. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of products. There is no assurance that any relevant Portfolio Entities will be able to address the comments in complete response letters received with respect to certain drug applications to the satisfaction of the FDA. In addition, there are risks associated with interim data, including the risk that final results of studies for which interim data have been provided and/or additional clinical trials can be different from (including less favorable than) the interim data results and would not support further clinical development of the applicable product candidate or indication. If an Investment is unable to obtain approvals or other milestones in a timely fashion, the Investment could experience significant adverse effects, which in turn, could adversely affect our performance.
In some cases, products of healthcare companies, which can include our Portfolio Entities or the customers or counterparties of such companies, are approved by regulatory authorities on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. Regulatory authorities are placing greater focus on monitoring products originally approved on a conditional basis and on whether the sponsors of such products have met the conditions of the conditional approval. If any such Portfolio Entity or one of its significant customers or counterparties is unable to fulfill the conditions of its products’ conditional approval, it risks not receiving full approval for these products and could be required to change the products’ labeled indications or withdraw the products from the market, which could have an adverse effect on the value of the Portfolio Entity. Moreover, even after approval, products could still be the subject of regulatory action if new facts concerning their safety and efficacy come to light. Healthcare regulation is subject to change and can have a considerable impact on the marketing of products and services by companies in which we can invest or the customers or counterparties of such companies. Such regulatory changes could affect the ability of a Portfolio Entity or one of its significant customers or counterparties to obtain or maintain approval of its products, even forcing such companies to withdraw their products from the market. In some cases, new regulations can substantially change the marketing conditions for certain healthcare products, such as pharmaceuticals. Accordingly, Investments made in reliance on an existing market structure could prove to be not cost effective or worthless, and existing market positions could be endangered.
In addition, in both U.S. and
non-U.S.
markets, sales of healthcare products and their success will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare affects the revenues and profitability of healthcare companies and products. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. There can be no assurance that a Portfolio Entity’s proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable a company to maintain price levels sufficient to realize an appropriate return on its investment in product development including for example, products with respect to which an Investment relies in whole or part on royalties based on the sales of such product. Moreover, if reimbursement rates are reduced, or if healthcare providers anticipate reimbursement being reduced, providers may narrow the circumstances in which they prescribe or administer the products of Portfolio Entity or its customers or counterparties, which could reduce the use or sales of such products and thereby have a material adverse effect on the value of the Portfolio Entity.
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
Venture Capital Investments
. Certain Third-Party Pooled Investment Vehicles in which we hold an interest can make venture capital investments. Such investments involve a high degree of business and financial risk that can result in substantial losses. The most significant risks are the risks associated with investments in (a) companies in an early stage of development or with little or no operating history, (b) companies operating at a loss or with substantial fluctuations in operating results from period to period and (c) companies with the need for substantial additional capital to support or to achieve a competitive position.
Investments in Certain Other Sectors and/or Industries
. There could be other sector or industry-specific risks which can, but not necessarily, relate to other Investments. For example, an Investment could experience significant adverse effects, which in turn, could adversely affect our performance, if: (a) it is dependent upon obtaining certain government approvals or third-party reimbursements (including from the government) but fails to receive them; (b) the Patient Protection and Affordable Care Act is replaced, modified or repealed; (c) a government intervenes in regards to healthcare pricing policies; (d) consumers spending materially decreases; (e) volatility in the aerospace industry continues; (f) a country in which an agriculture or timber-related Investment is made experiences adverse economic conditions; (g) it fails to obtain underwriting or reinsurance contracts, to the extent required; (h) there are unexpected market and/or economic changes in the transportation or shipping sector; (i) the price of commodities continues to experience high levels of volatility; (j) it fails to effectively compete in the technology sector and/or the technology sector as a whole declines; or (k) the profitability of the financial services industry is adversely affected by increasing competition and/or financial innovations, operational risks (e.g., security breaches) or the worsening of general economic conditions, including by the monetary, fiscal or other policies of governments.
Risks Related to Outside Events
Environmental Matters
. Environmental laws, regulations and regulatory initiatives play a significant role in certain industries and can have a substantial impact on Investments in these industries. For example, global initiatives to minimize pollution or mitigate climate change have played a major role in the increase in demand for natural gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance and the direct and indirect impacts of increased environmental regulation have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental
organizations and special interest groups. We can make Investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental and health and safety laws, regulations and permits can be identified. Violations of such requirements could result in administrative, civil, and/or criminal enforcement proceedings, penalties and other liabilities including claims and litigation from third parties who can be affected, curtailment or shutdown of operations, revocation or non-renewal
of permits, loss of contracts, and reputational impacts. Standards are set by these laws and regulations regarding certain aspects of health and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws, regulations or permits could impose substantial additional costs on Investments or potential Investments. Compliance with such current or future environmental requirements does not ensure that the operations of our Investments will not cause injury to the environment or to people under all circumstances or that our Investments will not be required to incur additional unforeseen environmental expenditures. In particular, the oil and gas industry, sometimes causes environmental hazards, such as oil spills, natural gas leaks and ruptures, discharges of petroleum products and hazardous substances and historic disposal activities. Environmental hazards could expose our Investments to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. Moreover, failure to comply with regulatory, legal or permit requirements could have a material adverse effect on a Portfolio Entity or project, and there can be no assurance that Portfolio Entities will at all times comply with all applicable environmental laws, regulations and permit requirements. Any non-compliance
with these laws, regulations and permits could subject us and our Portfolio Entities to material administrative, civil or criminal penalties or other liabilities.
Furthermore, we could be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in the United States, liability for environmental contamination can be without regard to fault or causation and in many situations can be joint and several, so that a liable party could be exposed to the entire liability involved; and such liability could arise not only from currently owned or operated properties but former properties of entities that are the subject of Investments, and other properties impacted by such contamination, exposing our Investments to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. We could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of an asset can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. Liability can be joint and several, which can result in a party being held liable without regard to whether the party knew of, or was responsible for, the contamination. The presence of environmental contamination on a property, whether known or latent, also could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that we have an indemnity from a third party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity. Insurance for such matters could be unavailable, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds could prove to be inadequate to cover the losses involved.
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant Investment. In such cases, governmental authorities and others could seek to require us to satisfy the claims from other assets and Investments and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination could adversely affect the owner’s ability to develop, use or sell the asset or to borrow funds using such asset as collateral and could result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they could incur in connection with the contamination. Under certain circumstances, environmental authorities and other parties could seek to impose personal liability on the limited partners of a partnership (such as us) subject to environmental liability. However, a Unitholder can reduce its risk of such personal liability by, for example, avoiding activities with respect to our Investments that could allow it to be characterized as an operator of the contaminated property.

Climate Change Risk.
While the Sponsor sees economic opportunities in climate change and carbon reduction, global climate change is widely considered to be a significant threat to the global economy. Our Investments could face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Also, the performance of certain renewable energy assets, such as solar power generators, wind turbines, and hydropower assets, is dependent on weather conditions, which could shift as a result of global climate change. Climate change could cause more extreme weather conditions and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. The Sponsor cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or us. Damage resulting from extreme weather could be not fully insured.
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
Governmental Action Risk
. Our Investments could become subject to nationalization, condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of our Investment and there can be no assurance that we will have, or be able to effectively enforce, any rights to prevent such action. In addition, we could be unable to anticipate and/or insure against any such losses of property and ultimately not receive adequate or timely compensation for the cost of our Investment and any improvements or other costs relating thereto.

Force Majeure Risk
. We and our Portfolio Entities could be affected by force majeure events (i.e., subject to applicable laws, events beyond the control of the party claiming that the event has occurred, including without limitation, acts of God, fires, floods, earthquakes, hurricanes, tornadoes, landslides, explosions, outbreaks of an infectious disease, pandemic or any other serious public health concerns, war, regional armed conflict, terrorism, nationalization of industry and labor strikes). Disease outbreaks have occurred in certain countries in the past and are currently occurring (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu, respiratory syncytial virus, or RSV,
COVID-19
and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which we target Investments, could have a material adverse effect on the economy in such country or globally and/or the business operations of Portfolio Entities in which we invest. Force majeure events could adversely affect our ability, or the ability of a Portfolio Entity or a counterparty to perform its obligations, including but not limited to the construction of its in-process
development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us or a Portfolio Entity. In addition, the cost to us or our Portfolio Entities of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy and international business activity generally, or in any of the countries in which we can invest specifically, thereby affecting us and the Sponsor. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more Investments or its assets, could result in a loss to us, including if our Investment is cancelled, unwound or acquired (which could be without what the Sponsor considers to be adequate compensation) if an Investment or Portfolio Entity is affected, and any compensation provided by the relevant government could be inadequate. Any of the foregoing could therefore adversely affect the performance of our Investments. (See also “—Natural Disasters,”
“—Epidemics/Pandemics” and “—Public Health Emergencies” herein).
Insurance
Availability of Insurance Against Certain Catastrophic Losses
. With respect to Investments, the Sponsor could seek to require us, the underlying Portfolio Entity and/or the project to obtain liability, fire, flood, extended coverage, rental loss, cyber sabotage and/or terrorism insurance with insured limits and policy specifications that the Sponsor, or, if applicable, Portfolio Entity management, believes are customary and reasonable. However, certain losses of a catastrophic nature, such as wars, natural disasters (including wildfires and hurricanes), terrorist attacks (including cyber sabotage) or other similar events, may be either uninsurable or insurable only at uneconomically high rates such that no insurance coverage exists or maintenance of such coverage would cause an adverse impact on the related Portfolio Entities. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism and/or cyber sabotage, in others the coverage against terrorist acts and cyber sabotage is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events, fires and earthquakes, and it is possible that other coverage areas, such as liabilities arising from legal, tax, regulatory considerations, could also face such pressure from insurers. As a result, not all Investments are expected to be insured against all risks. Furthermore, even when insurance is available and has been procured, formalities must be followed to obtain the benefit of the insurance in the case of a loss event, such as timely delivery of a notice of claim; a failure to follow these formalities could result in voidance of coverage. If a major loss for which insurance is unavailable occurs, we could lose both invested capital in and anticipated profits from the affected Investments.
Capital Requirements and Distributions
“Platform” Investments; Additional Capital Requirements
. Certain of our Portfolio Entities, especially those in a development or “platform” phase, can be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. For example, some Portfolio Entities are expected to require several rounds of capital infusions and such additional financings can be invested based on valuations that differ materially. The amount of such additional financing needed will depend upon the maturity and objectives of the particular Portfolio Entity. Each such round of financing (whether from us or other investors) is typically intended to provide a Portfolio Entity with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a Portfolio Entity could have to raise additional capital at a price unfavorable to the existing investors, including us, or could suffer material adverse consequences if it fails to obtain the capital. Subsequent rounds of financing in “platform” Portfolio Entities to which we provided initial financing could be provided in whole or in part by co-investors
and/or Other Blackstone Accounts that did not participate in previous rounds of financing rather than by us to the extent Blackstone determines such allocation is appropriate, which would dilute our ownership of such Portfolio Entity. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” and
“—Co-Investment
Opportunities” herein. In addition, we can make additional debt and/or equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such Portfolio Entity in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our Investment when such Portfolio Entity’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond our control or the control of any Portfolio Entity. There can be no assurance that we or any Portfolio Entity will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source when needed. See also
“—Investments alongside Blackstone Affiliates” herein.
Similarly, subject to the express limits (if any) in the Partnership Agreement, we can from time to time invest in Portfolio Entities in which Other Blackstone Accounts and/or Blackstone have pre-existing
investments. For example, Blackstone, through Blackstone Innovations (“BXi”), frequently makes minority investments in early-stage companies, and we may later also invest in one or more such companies. Given the potential benefits to BXi (including, for example, to achieve higher valuations on its investment, or proceeds from our investment), the Sponsor may be incentivized to cause us to invest in such companies, and there can be no assurance that the related conflicts of interests will be resolved in a manner favorable to us. Except as expressly provided in the Partnership Agreement, consent of the Board is not required in connection with such Investments in which Blackstone or an Other Blackstone Account has a pre-existing
interest.
Adequacy of Reserves; Participation in
Follow-On
Investments
. As is customary in the industry, we are expected to establish holdbacks or reserves, including for estimated accrued expenses, Management Fees, servicing fees, Administration Fees, pending or anticipated liabilities, Investments, claims and contingencies relating to us. Estimating the appropriate amount of such reserves is difficult and inadequate or excessive reserves could impair the investment returns to Unitholders. If our reserves are inadequate and other cash is unavailable (including due to the ability to obtain other financing) or the Sponsor otherwise determines in its sole discretion not to allocate an investment opportunity in an existing investment to us, we could be unable to take advantage of attractive investment opportunities or protect our existing Investments. In these circumstances the Sponsor would be expected to allocate such opportunities to Other Blackstone Accounts, which, in the case of further investments in existing Portfolio Entities could result in us being subject to dilution and may give rise to other significant risks and conflicts of interest. We (and/or one or more Other Blackstone Accounts, including committed and other co-investment
funds) would not be expected to participate in a
follow-on
opportunity (and therefore our interest would be subject to dilution or increase, as applicable) where such follow-on
opportunity does not comply with any investment or leverage limitations in the organizational documents (or the governing agreement of such Other Blackstone Account, including where one or more investors have consent rights over participating in follow-on
opportunities), even if the original investment did. We could, to the contrary, be obligated to bear a larger share of any follow-on
opportunity, where
co-investment
vehicles (or Other Blackstone Accounts) ultimately do not participate in such follow-on
opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment
vehicles have insufficient capital available to invest pro rata in such follow-on
opportunity or if such vehicles have inadequate reserves and unpaid capital commitments or other cash is unavailable (as applicable), in each case, as determined in good faith by their respective general partners or investment managers). Additional investments in “platform” Portfolio Entities (or other Portfolio Entities) in which we have made a prior Investment could be provided in whole or in part or in different proportions than the initial Investment to co-investors,
and/or Other Blackstone Accounts

that did not participate or participate in the same proportion in previous rounds rather than to us to the extent Blackstone determines such allocation is appropriate, which would dilute our ownership of such Portfolio Entity. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” and
“Co-Investment
Opportunities” herein. For the avoidance of doubt, in the event that we are allocated a larger or smaller share of a follow-on
opportunity than we otherwise would have received as described above, the updated ownership percentages following the consummation of such follow-on
opportunity of ours and any applicable
co-investment
vehicles (or Other Blackstone Accounts) in such investment opportunity are expected to be based on valuations that differ from the fair market value of the investment at the time of such follow-on
opportunity or the fair market value of the investment as of the last available valuation (which, for the avoidance of doubt, may be as of the end of the immediately preceding fiscal quarter) rather than the original cost of the investment (for example, in situations where the fair market value is below cost). The Sponsor will be subject to potential conflicts of interest in determining such valuations, which are inherently subjective. See “—Valuation Matters” herein. There can be no assurance that we will not be adversely affected by such allocations or valuations. By contrast, if our reserves are excessive, we could be unable to fully deploy our available capital in Investments, resulting in lower returns to Unitholders. See also “—Deployment of Capital” below. Further, the allocation of investment opportunities among us and Other Blackstone Accounts could depend, in part, on the respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any Other Blackstone Accounts that participated alongside us in an Investment are inadequate and unpaid capital commitments or other cash is unavailable, such Other Blackstone Accounts could be unable to participate in follow-on
investments related thereto, and we could participate to a greater extent than we would have otherwise. For example, certain committed and other co-investment
funds could be unable to participate in
follow-on
investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion.
In addition, Other Blackstone Accounts are expected to invest in Portfolio Entities in which we invest, and vice versa. Such investments give rise to conflicts of interest, particularly when subsequent investments are made in different proportions than the relevant Other Blackstone Accounts’ existing holdings, and could influence the Sponsor’s investment decisions, as different investment decisions could impact the different Other Blackstone Accounts unequally. The Other Blackstone Account could have influence on the Portfolio Entity through its ownership stake or the terms of its investments and influence the Portfolio Entity to make decisions that disadvantage us for the benefit of the Other Blackstone Account. For example, such Other Blackstone Account could dilute our interests in a Portfolio Entity, or vice versa, and the valuation at which the follow-on
investment is made could be adverse to the existing fund’s investment. The Sponsor is not obligated to allocate follow-on
investments in a particular Portfolio Entity to us and could allocate such follow-on
investments to Other Blackstone Accounts, or vice versa, in which case similar conflicts of interest will arise. For instance, in light of the different economic terms between us and Other Blackstone Accounts, as well as the investments of limited partners that are affiliates of Blackstone in Other Blackstone Accounts and/or us, the Sponsor could be incentivized to allocate investment opportunities to us and not to Other Blackstone Accounts (or vice versa) to maximize the amount it or its affiliates receive in management fees or carried interest (or similar incentive allocation or fee), or as a return on invested capital.
Deployment of Capital
. In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential Investment opportunities, if we have difficulty identifying and purchasing suitable Investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Units in this offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash or liquid Investments pending deployment into other Investments outside our core strategy, which cash holdings can at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of Unitholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee and Administration Fee.

In the event we are unable to find suitable Investments, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall Investment returns. This could cause a substantial delay in the time it takes for Unitholder investments in us to realize their full potential return and could adversely affect our ability to pay periodic distributions (if any) of cash flow from operations to Unitholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Investments will generate significant interest, and Unitholders should understand that such low interest payments on the temporarily invested cash could adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of Units or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition could be adversely affected.
We could experience delays in investing our available capital, which could cause our performance to be worse than the performance of other investment vehicles with investment programs that are similar to our investment objectives. The Sponsor could be unable to identify a sufficient number of potential Investments that meet our investment objectives or which are on acceptable terms, which would reduce our returns.
Conversely, we can deploy a significant amount of or majority of our available capital over a short period of time, which would increase the likelihood that we will be adversely impacted by market dislocations, economic shocks, recessions, depressions and other similar market downturns (see “Financial Market Fluctuations; Availability of Financing” above for additional information). This, in turn, could leave an insufficient amount of remaining capital available to us to seek to invest opportunistically during and after such downturn. In such circumstances, our performance could be worse than the performance of other investment vehicles with investment programs that are similar to our investment objectives that make their investments over a longer period of time and therefore are both less-heavily invested during such downturn, and more readily able to invest during and after such downturns.
Sourcing and Payment of Distributions
. We do not intend to make distributions and have not established a minimum distribution payment level, and our ability to make distributions (if any) to our Unitholders could be adversely affected by a number of factors, including the risk factors described in this report. As of the date of this report, we have a limited track record and may not generate sufficient income to make distributions to our Unitholders or otherwise make any distributions at all. Our General Partner will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to Unitholders are:

•	our inability to invest the proceeds from sales of our Units on a timely basis,
•	our inability to realize attractive risk-adjusted returns on our Investments,
•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings, and
•	defaults in our investment portfolio or decreases in the value of our Investments.
As a result, we could be unable to make distributions to our Unitholders at any time in the future, and the level of any distributions we do make to Unitholders could remain the same or even be reduced over time, any of which could materially and adversely affect the value of a Unitholder’s investment.
We could generate insufficient cash flow from operations to fully fund distributions (if any) to Unitholders, particularly during the early stages of our operations. Therefore, we can fund distributions (if any) to our Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our Units). The extent to which we pay distributions (if any) from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Manager elects to receive its Management Fee and/or Administration Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units, how quickly we invest the proceeds from this and any future offering and the performance of our Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of an offering will result in us having less funds available to acquire Investments. As a result, the return a Unitholder realizes on its investment could be reduced. Doing so could also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute a Unitholder’s interest in us on a percentage basis and could impact the value of its investment especially if we sell these securities at prices less than the price such Unitholder paid for its Units. We can determine to fund distributions (if any) from a combination of some of these sources if our Investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions (if any) that may be paid from any of these sources.
To the extent we borrow funds to pay distributions (if any), we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for any distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of a Unitholder’s investment.
We can also defer operating expenses or pay expenses (including the fees of the Investment Manager or distributions to the General Partner) with our Units in order to preserve cash flow for the payment of distributions (if any). The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on a Unitholder’s investment. We could repurchase Units from the Investment Manager or the General Partner shortly after issuing such Units as compensation. The payment of expenses with our Units will dilute a Unitholder’s indirect ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Investment Manager and General Partner are under no obligation to receive future fees or distributions in our Units and can elect to receive such amounts in cash.
In-Kind
Remuneration to the Investment Manager and/or General Partner
. The Investment Manager or the General Partner can choose to receive our Units in lieu of certain fees or distributions. Repurchases of our Units (a) from the Investment Manager paid to the Investment Manager as Management Fee/or Administration Fee and (b) from the General Partner distributed to the General Partner with respect to its Performance Participation Allocation are subject to the quarterly volume limitations of the Repurchase Program.
Electronic Delivery of Certain Documents
. Pursuant to the Partnership Agreement, each Unitholder consents to electronic delivery (including email or posting on our intranet website or other internet service in accordance with the Partnership Agreement) of (a) any notices or communications required or contemplated to be delivered to the Unitholder by the Sponsor, pursuant to applicable law or regulation (including, without limitation, the Exchange Act, the U.S. Investment Company Act of 1940, as amended (the “1940 Act”) and the U.S. Gramm-Leach-Bliley Act of 1999, as amended), at the option of the person making such delivery and (b) any notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Unitholders under the Partnership Agreement or under any other agreement that may be applicable to a Unitholder’s investment in us. There are certain risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the Sponsor cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that could be associated with the use of an internet based system.

Portfolio Entities
Litigation.
In connection with ordinary course investing activities, the Sponsor and/or we, as well as our Portfolio Entities, could become involved in litigation, including as a party or non-party
or in governmental and/or regulatory inquiries, investigations and/or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation or proceeding, once begun, would be resolved in favor of the Sponsor, and/or us and/or such Portfolio Entity (as applicable). Any such litigation, investigation or proceeding could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take-privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of researching and gathering information in respect of any discovery requests or potential litigation, defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by us and would reduce net assets. In addition, from time to time past or current partners, members, employees and managers of the Sponsor could disagree with the Sponsor and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time-consuming for the Sponsor.
Risks Relating to Due Diligence of Investments
. Before making Investments, the Sponsor will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail, among other factors, evaluation of important and complex business, financial, tax, accounting, insurance-related, Sustainability (as defined below), real property, regulatory and legal issues. When conducting due diligence and making an assessment regarding an Investment, the Sponsor will rely on the resources available to it, including information provided by the counterparty and, in some circumstances, third-party diligence investigations or the due diligence conducted by an Other Blackstone Account. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover all risks. As a result, due diligence investigations conducted with respect to any Investment opportunity may not reveal or highlight all relevant facts necessary or helpful to make the investment decision. Moreover, such an investigation will not necessarily result in an Investment being successful. There can be no assurance that attempts to provide downside protection with respect to an Investment, including pursuant to risk management procedures described in this report, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Conduct occurring at Portfolio Entities, even activities that occurred prior to our investment therein, could have an adverse impact (financial or otherwise) on us. There can be no assurance that the Sponsor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence investigation or during its efforts to monitor a Portfolio Entity on an ongoing basis or that any risk management procedures implemented by the Sponsor will be adequate. In the event of fraud by any Portfolio Entity or any of its affiliates, we may suffer a partial or total loss of capital invested in that Portfolio Entity. An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Entity or the seller. Such inaccuracy or incompleteness may adversely affect the value of our Investments in such Portfolio Entity. The Sponsor will rely upon the accuracy and completeness of representations made by Portfolio Entities and/or their former owners in the due diligence process to the extent reasonable when it makes its Investments but cannot guarantee the accuracy or completeness of any such representation. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a Portfolio Entity may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties can be expected to be involved in the due diligence process and/or the ongoing operation of our Portfolio Entities to varying degrees. For example, certain asset management, finance, administrative and other similar functions could be outsourced to a third-party service provider whose fees and expenses will be borne by the Portfolio Entities or us and will not offset Fund Fees. Such involvement of third-party advisors or consultants would present a number of risks primarily relating to the Sponsor’s reduced control of the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. See “—Portfolio Entity Relationships Generally” herein.
Misconduct by Sponsor Employees and Fund Service Providers
. Misconduct by employees of the Sponsor and/or our service providers and/or their respective affiliates could cause significant losses to us. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities, and non-compliance
with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to us. The Sponsor has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Sponsor will be able to identify or prevent such misconduct.
Reliance on Portfolio Entity Management and Third Parties
. The
day-to-day
operations of each Portfolio Entity will be the responsibility of the Portfolio Entity’s management team. Although the Sponsor will be responsible for monitoring the performance of our Investments and intends to acquire and invest in Portfolio Entities with strong management teams or build strong management teams at each of them, there can be no assurance that the management team of any Portfolio Entity will operate in accordance with the Sponsor’s expectations, and the Sponsor may have limited protections and governance rights in this regard if we do not control such Portfolio Entity. Moreover, a Portfolio Entity can lose employees (including to the Sponsor and/or Blackstone), as notwithstanding general unemployment levels or developments within a particular industry, the market for high-performing executive talent is highly competitive. In connection with attracting and retaining strong management teams (including as a result of the foregoing), Portfolio Entities may enter into customized arrangements with one or more members of their management teams, including low-
or
zero-interest
loans, unconventional incentive compensation or compensation in-kind.
We may, in appropriate circumstances, fund the capital necessary for such arrangements or separately enter into such arrangements directly with management team members. There can be no assurance that Portfolio Entities will be able to attract, develop, integrate and retain suitable management team members over the life of our Fund and, as a result, we and such Portfolio Entity may be adversely affected thereby.
Furthermore, consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process and/or the ongoing operation of our Fund and our Portfolio Entities to varying degrees. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries, and other service providers) of ours or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in less favorable terms to us than might be negotiated if those considerations were not taken into account. For example, certain asset management, finance, administrative and other similar functions, such as data entry relating to a Portfolio Entity, could be outsourced to a third party or affiliated service provider whose fees and expenses will be borne by us or such Portfolio Entity and will not offset Fund Fees. Such involvement of third-party advisors or consultants would present a number of risks primarily relating to the Sponsor’s reduced control over the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected. See “—Portfolio Entity Relationships Generally” herein.

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
Outsourcing.
The Sponsor is expected to outsource to third parties several of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, tax, accounting, investment diligence (including sourcing), modeling, Sustainability (as defined below) services, ongoing monitoring and preparing internal templates, memos, and similar materials, or other related services in connection with the Sponsor’s analysis of investment opportunities, or other related services) that can be or historically have been performed in-house by the Sponsor and its personnel. For example, third parties may assist the Sponsor in preparing internal templates, memos, and similar materials in connection with the Sponsor’s analysis of investment opportunities. The fees, costs and expenses of such third-party service providers will, when consistent with the Partnership Agreement, be borne by us as fund expenses, even if the Sponsor would have borne such amounts if such services had been performed in-house
(which, for the avoidance of doubt, would be in addition to any fees borne by us as fund expenses for similar services performed by the Sponsor in-house
in lieu of or alongside (and/or to supplement or monitor) such third parties, subject to the terms of the Partnership Agreement). Outsourced services include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that will, subject to the terms of the Partnership Agreement, also be provided by the Sponsor in-house
at our expense (as further described in “—Fund Expenses” herein). From time to time, the Sponsor will provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and in such cases, to the extent the Sponsor’s services are reimbursable under the Partnership Agreement, the overall amount of fund expenses borne by us (and indirectly by the Unitholders) will be greater than would be the case if only the relevant Sponsor or such third party provided such services.
The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Blackstone) will spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related email addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as fund expenses (with no reduction or offset to Management Fees) and retaining third parties will reduce the Sponsor’s internal overhead, compensation, benefits, and costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead, compensation, benefits and costs are chargeable to us. In general, the involvement of third-party service providers would present a number of risks due to the Sponsor’s reduced control over the functions that are outsourced. In some cases, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to us and/or our Portfolio Entities to other third parties (including to their affiliates). Any such delegation could further reduce the Sponsor’s control over the outsourced functions, and the Sponsor would lack direct oversight over the party to whom the responsibilities are delegated.

A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to us and/or our Portfolio Entities, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the Sponsor as compared to the service provider’s other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance our interests and often have no fiduciary obligation to act in the best interest of the Sponsor or us. The Sponsor has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegatees will not perform the outsourced function with the same degree of skill, competence and efficiency as the Sponsor would in the absence of an outsourcing arrangement). We could suffer adverse consequences from actions, errors or failures to act by such third parties or their delegatees, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and the use of internal service providers will not occur uniformly for all Blackstone-managed vehicles and accounts and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs could be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain Other Blackstone Accounts for similar services.
The Sponsor can be expected to similarly determine to outsource certain services to our Portfolio Entities and/or Other Blackstone Accounts, to Unitholders or limited partners of Other Blackstone Accounts and/or affiliates of Blackstone, or to any of their respective related parties. The risks and conflicts described above would similarly apply in such circumstances, and such circumstances would raise additional conflicts. See also “—Portfolio Entity Service Providers and Vendors” herein.
Expedited Transactions
. Investment analyses and decisions by the Sponsor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Sponsor at the time of making an investment decision may be limited, and the Sponsor may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the Sponsor can be expected to rely on independent consultants or attorneys in connection with their evaluation of proposed investments. There can be no assurance that these consultants will accurately evaluate such investments. Therefore, no assurance can be given that the Sponsor will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and we may make Investments which we would not have made if more extensive due diligence had been undertaken.
Portfolio Entity Liabilities
. Liabilities of Portfolio Entities, including those related to activities that occurred prior to our investment therein, could have an adverse impact on us. For example, the European Commission held a fund liable as a result of a former portfolio entity that engaged in anticompetitive cartel activities on the basis that such fund had exercised decisive influence over the former portfolio entity. This precedent illustrates the risk that even if private equity funds are only involved in the high level strategy and commercial policy of their portfolio companies, it does not exclude them from potential liability in the context of certain courts and/or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. We could, as a result, become liable for certain classes of claims against our Portfolio Entities. In addition, BXPE may enter into indemnification agreements or other obligations with Portfolio Entities or other parties and thereby be subject to underlying liabilities relating to such Portfolio Entities or other parties. Finally, it is possible that creditors of Portfolio Entities owned by Other Blackstone Accounts may seek to make certain claims (including, by way of example only, environmental, consumer protection and pension/labor law matters and liabilities) against us due to our common control relationship with Other Blackstone Accounts. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a Portfolio Entity that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if our Portfolio Entity or the Portfolio Entity of an Other Blackstone Account is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including our Portfolio Entities.
Risks from Operations of Other Portfolio Entities
. We and Other Blackstone Accounts have made and will continue to make, investments in Portfolio Entities that have operations and assets in many jurisdictions around the world. It is possible that the activities of one Portfolio Entity may have adverse consequences on one or more other Portfolio Entities (including our Portfolio Entities), even in cases where the Portfolio Entities are held by Other Blackstone Accounts and have no other connection to each other. For example, a violation of a rule by a Portfolio Entity of an Other Blackstone Account could prevent us or one of our Portfolio Entities from obtaining a permit or have other adverse consequences.
Charitable Contributions and Political Activities
. To the extent permitted by applicable law, the Sponsor may, from time to time, require, cause or invite us and/or a Portfolio Entity to make contributions to charitable initiatives, certain communities and/or related organizations or other non-profit
organizations that the Sponsor believes could, directly or indirectly, enhance the value of our Investments, assist in completing an acquisition of a Portfolio Entity or other transaction (whether or not documented at the time of such acquisition or transaction) or otherwise serve a business purpose for, or be beneficial to, us or our Portfolio Entities. Such contributions could be designed to benefit employees of a Portfolio Entity, the community in which a Portfolio Entity operates or a charitable cause essential to, or consistent with, the business purpose of a Portfolio Entity. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Blackstone, portfolio entity management teams, advisors, service providers, vendors, joint venture partners, and/or other persons or organizations associated with Blackstone, Other Blackstone Accounts, us or the Portfolio Entities. These relationships could influence the Sponsor’s decision whether to require, cause or invite us or Portfolio Entities to make charitable contributions. Further, from time to time, such charitable contributions by us or the Portfolio Entities could supplement or replace charitable contributions that Blackstone would have otherwise made. Also, in certain instances, the Sponsor may, from time to time, select a service provider or other counterparty to us or our Investments based, in part, on the charitable initiatives of such person where the Sponsor believes such charitable initiatives could, directly or indirectly, enhance the value of our Investments or otherwise be beneficial to the Portfolio Entities.
To the fullest extent permitted by applicable law, a Portfolio Entity and/or, less commonly, we on behalf of a Portfolio Entity may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or
non-U.S.
jurisdictions with the intent of furthering our business interests or otherwise. Portfolio Entities are not considered affiliates of the Sponsor (and in some cases are not controlled by the Sponsor), and therefore such activities are not subject to relevant policies of the Sponsor and such activities may be undertaken by a Portfolio Entity without the knowledge or direction of the Sponsor. In other circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of certain Portfolio Entities. The interests advanced by a Portfolio Entity through such activities may, in certain circumstances, not align with or be adverse to the interests of other Portfolio Entities, ourselves, Other Blackstone Accounts or the Unitholders. The costs of such activities may be allocated among those Portfolio Entities (and borne indirectly by us). While the costs of such activities will typically be borne by the Portfolio Entity (and indirectly by us) undertaking such activities, such activities could also directly or indirectly benefit other Portfolio Entities, other investments, Other Blackstone Accounts and/or Blackstone (it being understood that to the extent the Sponsor determines that such activities are in our best interests or the best interests of an Investment and/or Other Blackstone Account, then such vehicle, as applicable, is expected to bear its pro rata share of such costs as fund expenses). There can be no assurance that any such activities will be successful in advancing our or a Portfolio Entities’ interests.

Any such charitable contributions or political contributions made by us or the Portfolio Entities, if material, could affect our performance in respect of the relevant Investment and will not offset Fund Fees payable by us. There can be no assurance that any such activities will actually be beneficial to or enhance our value or the value of the Portfolio Entities, or that the Sponsor will be able to resolve any associated conflict of interest in our favor.
Leverage
Volatility of Credit Markets May Affect Ability to Finance and Consummate Investments
. The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financings
for the Investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, volatility of the global debt markets becomes extreme, interest rates rise, and investor demand for high-yield debt and senior bank debt declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance new private equity investments and could lead to a deterioration of available terms, which is likely to affect us both in purchasing as well as selling. Our ability to generate attractive investment returns for its Unitholders will be adversely affected to the extent we are unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the economy, which could restrict our ability to sell or liquidate Investments at favorable times or for favorable prices or otherwise may have an adverse impact on our business and operations.
Bridge Financings
. We may lend to one or more of our assets or companies on an unsecured basis (which may initially be intended on a short-term basis but may become a long-term basis as more fully described below) or otherwise invest in a Portfolio Entity in anticipation of a future issuance of equity, long-term debt financing or other refinancing, syndication or liquidity event. It can be expected that we will make loans to Portfolio Entities where such Portfolio Entity requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, we expect, directly or indirectly, to make a short-term loan or otherwise invest on an interim basis in a Portfolio Entity. Once repaid (including through a refinancing), bridge financings generally will not be treated as having been invested by us in the applicable Portfolio Entity. While any such short-term loan (or bridge financing) could be converted into a more permanent, long-term financing, it is entirely possible, for reasons not always in our control, that the issuance of long-term financing or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans at the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position that we have taken.
Credit Support, Indemnifications or Other Obligations
. We may be required to make contingent funding commitments, indemnifications, guarantees or other obligations to our Portfolio Entities or other vehicles or entities in or alongside which we invest or to other parties and to provide other credit support arrangements in connection therewith. Such credit support may take the form of a guarantee, a letter of credit, indemnification, obligation, an equity commitment or other forms of promise to provide funding. Such credit support may result in fees, expenses and interest costs to us, which could adversely impact our results.
Leverage
. We have utilized and will continue to utilize significant leverage to finance our operations and the operations of our Portfolio Entities, to make Investments and for other purposes (including to make any distributions, fund repurchases, support margin loan liquidity, cover asset disposition expenses, enhance returns and provide financing for co-investors
(if applicable) prior to permanent financing being established). The use of leverage involves a high degree of financial risk and will increase our exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Investments. Although borrowings by us, and our subsidiaries and Portfolio Entities have the potential to enhance overall returns, they will further diminish returns (or increase losses on capital) to the extent overall returns on Investments are less than our cost of funds. This leverage could also subject our Investments to restrictive financial and operating covenants, which have the potential to limit flexibility in responding to changing business and economic conditions. For example, leveraged entities may be subject to restrictions on making interest payments and other distributions. Leverage at a Portfolio Entity level may impair Portfolio Entities’ ability to finance their future operations and capital needs. Although the Sponsor will seek to use leverage in a manner that it believes is appropriate, the leveraged capital structure of such Investments will increase the exposure of the Portfolio Entities to adverse economic factors such as rising interest rates, downturns in the economy, or deteriorations in the condition of the Portfolio Entity or its industry. Moreover, any rise in interest rates may significantly increase a Portfolio Entity’s interest expense, causing losses and/or the inability to service its debt obligations. If a Portfolio Entity cannot generate adequate cash flow to meet debt obligations, we may suffer a partial or total loss of capital invested in the Portfolio Entity. In addition, the amount of leverage used to finance an Investment may fluctuate over the life of an Investment.
The Sponsor also has obtained and intends to continue to obtain leverage at our level. We expect to continue to incur indebtedness, enter into guarantees or other credit support and indemnification arrangements, or incur any other obligations in connection with our investment activities, for any proper purpose, including, without limitation, to enter into and fund Investments, cover fund expenses, organizational and offering expenses, Management Fees, the Administration Fee and/or servicing fees, provide permanent financing or refinancing, provide cash collateral to secure outstanding letters of credit, support margin loan liquidity, cover asset disposition expenses, provide funds for distributions (if any) to Unitholders, and to fund repurchases. The General Partner could be incentivized to borrow (whether from a net asset value credit facility (a “NAV Facility”) of ours or otherwise) for distributions as it will result in the General Partner receiving its Performance Participation Allocation earlier than it would otherwise. Such borrowings also increase our leverage without any corresponding acquisition of assets. Borrowings and guarantees by us may be deal-by-deal
or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment
or portfolio wide basis) with any vehicles participating in Blackstone’s side-by-side
co-investment
rights, Parallel Funds, supplemental capital vehicles (if applicable), co-investment
vehicles, certain third-party
co-investors,
Other Blackstone Accounts (including for the avoidance of doubt BXPE Lux), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror our obligations (e.g., we may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among us and such other vehicles or funds pro-rata
(and therefore indirectly to the Unitholders
pro-rata)
based on principal amount outstanding, but other fees and expenses, including upfront fees, unused fees and origination costs, could be allocated by a different methodology, including entirely to us. Furthermore, in the case of indebtedness and other obligations on a joint and several or cross-collateralized basis, we could receive capital distributions on a non-pro-rata
basis during the repayment of such indebtedness or could be required to contribute amounts in excess of our pro-rata
share of the indebtedness or obligation or our interest in the Investment, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro-rata
share of such indebtedness (including indebtedness relating to investments made by Other Blackstone Accounts in which we do not participate). We could lose our interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing
Investments of ours and of such other vehicles. We may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with our assets that are in default. Obligations of ours due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against our leverage limitations. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to us and/or Other Blackstone Accounts that are subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities, and other considerations. We may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-

collateralization of their investments with our assets that are in default. Our obligations due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against our leverage limitations. Although the Sponsor will seek to use leverage in a manner it believes to be appropriate, the use of leverage involves a high degree of financial risk.
We, Blackstone, Other Blackstone Accounts and our/their Portfolio Entities can be expected to enter into contractual arrangements, including deferred purchase price payments, staged funding obligations, earn outs, milestone payments, equity commitment letters, letters of credit and other forms of credit support, and other contractual undertakings such as indemnification obligations, back-to-back
or other similar contribution or reimbursement agreements that obligate us to fund amounts to special purpose vehicles, portfolio companies or other parties. Such arrangements may subject us to a risk of loss that is greater than the value of the portfolio company. Such arrangements will also not be subject to our leverage limit under the Partnership Agreement even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address. From time to time, we may enter into letters of credit in support of one or more of our Portfolio Entities. The treatment of a letter of credit under the Partnership Agreement will typically depend on the underlying purpose of such letter of credit and its characteristics. For example, a letter of credit may be entered into from time to time for the purpose of us agreeing to fund additional equity financing or capital expenditures into a Portfolio Entity (regardless of who the beneficiary to such letter of credit may be) at a certain time or upon the occurrence of a certain event, and in such a case, such letter of credit may not be treated as a guarantee of loans for purposes of any limitations on guarantees contained in the Partnership Agreement.
Subject to the limitations set forth in the Partnership Agreement, the Sponsor maintains substantial flexibility in choosing when and how our NAV Facilities (as defined below) or other credit facilities are used. The Sponsor has adopted a policy and may update or adopt from time to time policies or guidelines relating to the use of such credit facilities. Obligations under NAV Facilities, backleverage and other similar facilities secured or otherwise supported by the Investments in particular may remain outstanding for longer periods of time and may primarily be repaid with proceeds from one or more Investments (including proceeds from unrelated Investments). Our use of credit facilities will be used and managed in the manner described above independently from any Other Blackstone Account’s use of credit facilities (and the contractual restrictions applicable to such Other Blackstone Accounts and other credit facilities may be more or less favorable than those of ours), even when the same credit facility is being utilized and/or Investments are shared between us and an Other Blackstone Account, which may result in different expenses related to borrowings and Investment internal rates of return (“IRRs”) reported by multiple Blackstone funds for the same Investment. Similarly, while the Sponsor expects to generally utilize credit facilities for us and Other Blackstone Accounts in a consistent manner, the use of such credit facilities may differ based on available credit facility capacity and the contractual terms applicable to us, Other Blackstone Accounts and such credit facilities, among other factors, may differ. In addition, as part of the policy, the Sponsor has adopted guidelines for the longer-term use (i.e., greater than one year) of the credit facilities. Examples of when the longer-term fund-level financing will typically be used include, but are not limited to (a) for deals that have a longer lead time to generate cash flow or to acquire assets, (b) for deals that require capital to fund operations, including operating expenses prior to developing sufficient scale to self-fund or generate enterprise value and new initiatives or products, (c) for deals where cash is retained in the business to fund activity that results in incremental growth and/or returns for the Investment, (d) to fund in local currencies, including to provide natural hedging for
non-U.S.
dollar investments or to make margin payments as necessary under currency hedging arrangements, (e) under NAV Facilities and other similar facilities and (f) when the Sponsor otherwise determines that it is in our best interests or otherwise appropriate under the circumstances. See also “—Credit Facilities” and “—Securitizations; NAV Facilities and Other Back Leverage; Holding Vehicles“ herein.
By executing a subscription document with respect to our Fund, Unitholders will be deemed to have acknowledged and consented to the Sponsor causing us to enter into one or more credit facilities or other similar fund-level borrowing arrangements.

The aggregate amount of our borrowings are subject to certain limits (as more fully set forth in “Item 1. Business — Leverage”). These limits do not include leverage on Investments (including Investments in or alongside Other Blackstone Accounts), even though leverage at such entities could increase the risk of loss on such Investments. The limits also do not apply to guarantees of indebtedness, even though we may be obligated to fully fund such guarantees, “bad boy” guarantees or other related liabilities that are not indebtedness for borrowed money. There can be no assurance that the limits described above are appropriate in all circumstances and would not expose us to financial risks. For example, any borrowing arrangements or credit facility obtained by any special purpose vehicle established by us to hold multiple or all investments (such as a lending facility collateralized or otherwise secured by our holdings in multiple or all of our investments) would not be subject to the limits on borrowing by us in the Partnership Agreement, even though many of the risks (e.g., the negative performance of one investment could adversely affect the results of other investments) are the same as if we were directly the borrower, although in such an asset-backed facility obtained by a special purpose vehicle, the lender would not be expected to have recourse to us ourselves, which are prime considerations in establishing the borrowing limits at our level.
We and Other Blackstone Accounts have differentiated permissions, objectives, costs and benefits with respect to leverage, including by virtue of where such funds may be in their respective investment horizons and their respective liquidity profiles, such that their use of leverage at the fund level and at the investment level can and likely will vary, including in relation to investments in which multiple such funds are invested. Accordingly, for purposes of investments intended to have been made at the same time and on the same terms, the Sponsor looks to the underlying instrument in which an investment is made (for example, the price thereof) as the most practicable manner in which to make such determination, and not any leverage that a particular fund may have applied with respect to such investment at any level. It is possible that we or one or more Other Blackstone Accounts will seek to use leverage for an investment as to which we or such Other Blackstone Accounts, as applicable, do not seek to do so (due to legal restrictions, differences in investment strategy or otherwise).
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
Tax-exempt
investors should note that the use of leverage by us may create unrelated business taxable income (“UBTI”).
Line of Credit with Blackstone Affiliate
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

Securitizations; NAV Facilities and Other Back Leverage; Holding Vehicles.
To finance investments or otherwise manage our capital needs, we have entered into and may in the future enter into, or cause certain of our investment or holding vehicles to enter into one or more net asset value facilities (or “NAV Facilities”) or securitize or otherwise restructure or repackage some or all of our Investments and/or other assets, in each case, on an individual, joint and several and/or cross-collateralized basis with other Investments and/or assets held by us and/or Other Blackstone Accounts (including for the avoidance of doubt BXPE Lux), and the Sponsor may otherwise structure or package some or all Investments and/or assets held by Other Blackstone Accounts in holdings vehicles as described herein, unrelated to any financing arrangements, but which will nevertheless give rise to similar risks. (See “—Asset Pooling” herein. See also “—Credit Facilities” and “—Leverage“ herein.) This would typically involve us creating one or more investment or holding vehicles, contributing assets to such vehicle or a related entity, and issuing debt or preferred equity interests in such entity or having such entity make borrowings or incur other indebtedness on a non-recourse
or limited-recourse basis to purchases or lenders, as the case may be, or engaging in such transactions with existing holding or other investment vehicles, and/or could involve us or existing investment or holding vehicles incurring obligations on a joint and several and/or cross-collateralized basis. To the extent such arrangements are entered into by any such vehicle or entity (and not us), such arrangements will not be subject to the limits on borrowings or other indebtedness (or any limits on issuing additional interests) by us that are set forth in this report. In connection with the foregoing, distributions from one Investment may be used to pay interest and/or principal (or the equivalent amounts regarding preferred securities) or other obligations.
If we were to utilize one or more of such investment vehicles for any such purpose, the Unitholders would be exposed to risks associated with our interest in such Investments and/or other assets. We and/or the Unitholders could also have an interest in certain Investments that is disproportionate to our/their exposure to leverage through cross-collateralization on other investments. For example, in the event that the value of such investment were to meaningfully deteriorate, there could be a margin call on our facility, in response to the decrease in the collateral value. A decline in the value of such investment could also result in increased costs of borrowing for us as a whole. Unitholders may also have an interest in certain investments that is disproportionate to their exposure to leverage through cross-collateralization on other investments. Similar circumstances could arise in a situation where we and a co-invest
vehicle participate in borrowings that experience a margin call, and the co-invest
vehicle’s investors already have funded their full commitments to such vehicle and accordingly have the option (and not the obligation) to fund additional amounts or otherwise be diluted by us and/or Other Blackstone Accounts. In addition, if we are excused or excluded from or otherwise do not participate in an investment, through cross-collateralization, we may nevertheless be indirectly exposed to risks associated with leverage on investments made by Other Blackstone Accounts in which we are not invested and distributions from unrelated investments may be used to satisfy obligations with respect to such investment, in which case the Unitholders may receive such proceeds later than they otherwise would have, in a reduced amount, or not at all. We could also have an interest in certain Investments that is disproportionate to our exposure to leverage through joint and several liability and/or cross-collateralization on other Investments. Additionally, certain borrowings or other obligations may be incurred under such facilities the use of proceeds of which are disproportionately for the benefit of certain of the Other Blackstone Accounts and/or other persons party to such facility and not for our benefit, with us (or our applicable investment or holding vehicles) nonetheless jointly and severally liable or liable on a cross-collateralized basis for such obligations. In addition, we would depend on distributions from an investment vehicle’s assets out of its earnings and cash flows to enable us to make distributions to Unitholders. The ability of such an investment vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as the holder of an investment vehicle’s common equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, an investment vehicle could take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there could be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an investment vehicle, or cash flow may be completely restricted for the life of the relevant investment vehicle. To the extent any such investment vehicle defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable investment vehicle(s) and/or otherwise exercise rights and remedies as a creditor against the assets of any such investment vehicle(s), which could result in a loss of all or a part of our interest in any applicable investment and/or distributions therefrom.

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
pre-payment
may be triggered by such perceived decrease in value which may require a large amount of funding on short notice.
The use of margin borrowings results in certain additional risks to us. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by us to the extent not recourse to us for purposes of determining our compliance with the limitations on borrowings set forth in the Partnership Agreement. For example, should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements or may be required to sell assets at such reduced values.
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
Preferred Financing; Margin Loans
. In addition to secured financing arrangements, we could employ preferred financing arrangements or margin loans with respect to some or all of our Investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to us. Subject to the Partnership Agreement, such arrangements could be employed to provide for additional capital for new or follow-on
investments by us and will not be treated as borrowings incurred by us for purposes of determining our compliance with the limitations on borrowings set forth in the Partnership Agreement. These arrangements could result in us receiving a lower overall return of distributions than we would otherwise have received if, for example, an Investment is held for a long period of time, resulting in a compounding preferred return in favor of the third-party financing provider, or where the proceeds of the financing are reinvested in Investments that do not perform as well as the original Investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, we will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Furthermore, to the extent a margin loan is entered into on behalf of both us and a co-investment
vehicle on a cross-collateralized basis, in the event of a margin call, we and such co-investment
vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because
co-investment
vehicles frequently have limited or no remaining unused capital commitments, co-investors
may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors
decline to do so, we are expected to be liable for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors
elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on
investments, and our exposure to further decreases in value of the related investment may be higher as a result. Similar risks and potential adverse results will be present where we co-invest
alongside Other Blackstone Accounts and the relevant Portfolio Entity requires additional capital, and such Other Blackstone Accounts have insufficient capital to participate in a follow-on
investment, or an option on whether to participate.
In general, the use of margin borrowings results in certain additional risks to us. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by us to the extent not recourse to us for purposes of determining our compliance with the limitations on leverage set forth in this report. Should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements.
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
Foreign Currency Exchange and Hedging
Foreign Currency and Exchange Rate Risks
. Our Portfolio Entities generally will utilize the currency of the jurisdiction where the Portfolio Entity has its principal place of business. Consequently, the return realized on any Investment by investors whose functional currency is not the currency of the jurisdiction in which such Investment is located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations in such jurisdiction, in addition to the performance of the Investment itself. Moreover, we may incur costs when converting one currency into another. The value of an Investment may fall substantially as a result of fluctuations in the currency of the country in which the Investment is made as against the value of the U.S. dollar. The Sponsor may in certain circumstances (but is not obliged to) attempt to manage currency exposures using hedging techniques where available and appropriate. We are therefore expected to incur costs related to currency hedging arrangements. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged.
Unitholders with a functional currency other than U.S. dollars are exposed to fluctuations in the U.S. dollar limited foreign exchange rate. Subscriptions to us and distributions (if any) from us will be denominated in U.S. dollars, and the Unitholders will bear any transaction costs and related expenses associated with the conversion of U.S. dollars into their local currency once distributed by us. Furthermore, there may be foreign exchange regulations applicable in certain jurisdictions.
In addition, Parallel Funds will issue classes of units in currencies other than the U.S. dollar. We could attempt to reduce or minimize the effect of fluctuations in the exchange rate between the U.S. dollar and the currency of denomination of currency hedged classes of shares on the value of the currency hedged classes of units.

Accordingly, while gains and losses on the hedging transactions undertaken in connection with, and the expenses of, the hedging program will be allocated to such hedged classes only, we, as a whole (including the non-hedged
classes), may be liable for obligations in connection with currency hedges in favor of a specific class of units, and a shared aggregator may also be liable for similar obligations in connection with currency hedges with respect to us or a Parallel Fund. Additionally, any financing facilities or guarantees utilized in connection with the hedging program may be entered into by us or a shared aggregator (in respect of us or a Parallel Fund) and not any specific class. The NAV of each class (including non-hedged
classes) may account for obligations in connection with financing facilities applicable to us, as a whole, which are utilized in connection with the hedging program for specific classes of units denominated in currencies other than the U.S. dollar. Each class of units may differ from each other in their overall performance. It is expected that the extent to which the currency exposures of each hedged class of shares will be hedged may from time to time be less than or more than 100% of the NAV attributable to the relevant class, whereupon we will keep the situation under review. Over-hedged or under-hedged positions undertaken in connection with hedged classes of units may arise based on the BX Managers’ decision or due to factors outside our or the BX Managers’ control. There is no guarantee that any foreign exchange hedging for currency hedged classes of units will achieve the objective of reducing the effect of exchange rate fluctuations. Unitholders of a currency hedged class should be aware that the hedging strategy may substantially limit them from benefitting if the class currency falls in value against the reference currency. Parallel Funds may or may not enter into hedging transactions in respect of certain classes, either partially or fully, as is considered appropriate by a BX Manager based on prevailing circumstances at the time, and they have no obligation to hedge any class at all. There is no guarantee that any foreign exchange hedging will achieve the objective of reducing the effect of exchange rate fluctuations. Currency fluctuations and the expenses of the hedging program, or hedging transactions otherwise undertaken in respect of
non-U.S.
dollar classes of units, may negatively impact our returns as a whole (including in both hedged and non-hedged
classes). Each class of units may differ from each other in their overall performance, and certain fees (including, but not limited to, the Management Fee, Performance Participation Allocation and Administration Fee) will be calculated in the reference currency.
Hedging Risks/Derivatives
. While it is not currently anticipated that we will use derivative instruments for long-term hedging purposes as a material component of our investment strategy, we may utilize a wide variety of derivative financial instruments for risk management purposes. The successful utilization of hedging and risk management strategies requires different skills than those used in selecting and monitoring Investments and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses), whether at our level or investment vehicle level, will be borne by us, including costs incurred in connection with deals that failed to be consummated. There can be no assurance that any derivatives or other hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk, (including unidentified or unanticipated risks or where the Sponsor does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction. The Sponsor may not be able to effectively hedge against, adequately anticipate or choose not to hedge or mitigate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange risks.
In certain cases, we may enter into derivatives using various holding companies or special-purpose vehicles, with or without recourse to us and/or Other Blackstone Accounts or one or more of their Investments. See also “—Liability Arising from Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts” below. Derivative contracts entered into by us may also have cross-default and/or cross-acceleration provisions such that an acceleration of our NAV or other credit facility would also trigger a termination right under the relevant derivative contracts, which could create cascading liabilities and additional burdens on us. We will utilize derivatives and other hedging transactions only as determined by the Sponsor in its sole discretion. In addition, it is expected that there are circumstances where we, and/or holding vehicles enter into guarantees in connection with hedging transactions. Such guarantees will not count towards restrictions on our and/or such holding vehicles’ ability to borrow or incur leverage.
Co-investors
are unlikely to participate and receive the benefit of any derivative or hedging activities engaged in by us, even in cases where such activity is primarily related to our exposure to a particular Investment in which co-investors
participate.
Derivatives; Counterparty Risk
. We or our Investments may engage in derivative or similar transactions. These transactions may involve the purchase and sale of commodities or commodity futures, the use of forward contracts, swap agreements (such as credit default swaps, interest rate swaps or total return swaps), put and call options, floors, collars, bilateral agreements or other arrangements. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of commodities or other underlying assets. We may also seek to utilize derivative instruments to replicate the economics of an otherwise permitted investment in lieu of making such investment directly; such derivative instruments are not included in our Leverage Limit, even though these instruments could increase the risk of loss on Investments. Derivative instruments may trade principally on markets organized outside the U.S. markets for such instruments, may be illiquid, highly-volatile and subject to interruption. Suitable hedging instruments may not continue to be available at reasonable cost. The investment techniques related to derivative instruments are highly specialized and may be considered speculative. Such techniques often involve forecasts and complex judgments regarding relative price movements and other economic developments. The success or failure of these investment techniques may turn on small changes in exogenous factors not within our, the Portfolio Entities’ or Blackstone’s control. Moreover, derivative agreements and contracts entered into by the Portfolio Entities may be subject to the risk that one or more counterparties may experience financial hardship or default on their payment obligations to the Portfolio Entities, which may adversely affect the value and/or effectiveness of such derivative instruments. Concentrations of such derivatives in any one counterparty would subject us or our Portfolio Entities to an additional degree of risk with respect to defaults by such counterparty. For all of the foregoing reasons, the use of derivatives and related techniques can expose us and our Investments to significant risk of loss.
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
Diversification
Risk of Limited Number of Investments; Lack of Diversification
. Our Investments can be expected to be concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio. Furthermore, although we could make and have made acquisitions with the intent to syndicate a portion of the capital invested, there is a risk that any such planned syndications may not be completed, which could result in us holding a larger percentage of our NAV in a single Investment than desired and could result in lower overall returns. In addition, Unitholders have no assurance as to the degree of diversification of the Investments, either by geographic region, industry, transaction or asset type. To the extent we concentrate Investments in a particular issuer, industry, security or geographic region, our Investments will become more susceptible to fluctuations in value resulting from adverse economic, political, regulatory, technological, industry or business conditions with respect thereto. Certain geographic regions and/or industries in which we may more heavily invest may be more adversely affected from economic pressures when compared to other geographic regions and/or industries. As a consequence, our aggregate returns may be adversely affected by the unfavorable performance of one or a limited number of Investments. Moreover, there are no assurances that any or all of the Investments will perform well to avoid loss, and if certain Investments perform unfavorably, for us to achieve above average returns, one or a few of our Investments must perform very well. There are no assurances, however, that this will be the case.
Legal and Regulatory—Investment
Intermediate Entities
. If the Sponsor considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of ours or of certain current or prospective Unitholders, it or any of its affiliates may, in its sole discretion, cause us to hold certain investments directly or indirectly through Intermediate Entities (including Corporations). Management Fees, Administration Fees and Performance Participation Allocations may be paid or allocated, as applicable, in whole or in part, at the level of our Fund or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.
Documentation and Legal Risks
. We and our Portfolio Entities are governed by a complex series of legal documents and contracts. The intent of the legal documents and contracts might not be clear, and even clear drafting can be misconstrued by counterparties and judges. A dispute over interpretation of any of these documents or contracts could arise, which may result in unenforceability of the contract or other outcome that is adverse to us.
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
Certain Investments can involve regulated activities (e.g., gaming and liquor). Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses. Accordingly, our Portfolio Entities themselves may be required to obtain, or may require Blackstone or its personnel to obtain, various EU, national, U.S. federal, state, local or
non-U.S.
licenses in connection with the operation of their businesses or in order to make, hold or dispose of certain investments, particularly to enable a Portfolio Entity to engage in certain types of regulated business practices. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurances that a Portfolio Entity (or Blackstone and its personnel, if applicable) will obtain all of the licenses sought or that there will not be significant delays in seeking such licenses, which could impact such Portfolio Entity’s operations.

Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business. Furthermore, the Portfolio Entities may be subject to various information and other requirements in connection with obtaining or maintaining such licenses, and there is no assurance that a Portfolio Entity will satisfy those requirements or that Blackstone and its personnel will provide any information requested or required of it. Such licenses may depend in whole or in part on information about the Sponsor and its affiliates, the Unitholders and/or Blackstone and its personnel, which Blackstone may be unwilling or unable to provide (in which case the Portfolio Entity’s application for such license could be unsuccessful). In some circumstances, we may be required to provide certain information about the Unitholders in order to obtain such licenses. A Portfolio Entity’s failure to obtain or maintain licenses could have adverse consequences for us and/or such Portfolio Entity. In addition, the ownership and operation of certain Portfolio Entities may require certain individuals to be routinely vetted in order for the Portfolio Entity to obtain and maintain certain licenses. We may require some or all of these licenses, approvals and permits to acquire an Investment or asset, which may result in significant costs and expenses, and counterparties may also require some or all of these licenses, approvals and permits to acquire assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell assets and our ability to proceed with an identified investment.
Antitrust Risk
. We and our Portfolio Entities will be subject to antitrust and competition rules that apply in the U.S., the UK, the EU and the countries or regions where we/they do business. In recent years, the Federal Trade Commission and Department of Justice have intensified their scrutiny of interlocking directorates which could lead to increased oversight and scrutiny of us and our Portfolio Entities which could lead to adverse effects on us and our Portfolio Entities, including increased expenses relating to investigations and litigation and early departures of directors from Portfolio Entities. Failure to comply with those rules could result in sanctions, fines or penalties, including civil damage actions, or delays in consummating our Investments. In certain instances, a failure to comply could also result in an inability to consummate an Investment, restricting additional investment(s) in existing Investments and/or requiring divestment of certain assets. This could also negatively affect the Sponsor’s brand and reputation and could require the Sponsor’s management to devote time to compliance with such rules and resolution of such outcomes, which would reduce the time spent on our other activities. In some cases, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on current or former portfolio companies for breach of antitrust rules or regulations. Also, there have been governmental investigations and lawsuits alleging that certain club deals or consortium bids constituted an illegal attempt to collude and drive down the price on acquisitions. There can be no assurances that we, the Sponsor or the Portfolio Entities will not be subject to litigation or investigations involving consortium bids or allegations of other anticompetitive activity, or the resulting negative impacts described above.
Liabilities on Disposition of Investments
. In connection with the disposition of an Investment, we can be expected to be required to make representations about the business, financial affairs and other aspects of such Investment, such as environmental matters, intellectual property, property conditions, regulatory matters, tax liabilities, insurance coverage and litigation. We also may be required to indemnify the purchasers of an Investment for losses related to the inaccuracy of any representations and warranties and other agreed upon liabilities. Buyers of our assets may sue us under various theories, including breach of contract and tort, for losses they suffer, including from problems not uncovered in due diligence. We may book contingent liabilities on our financial statements, or create cash reserves or escrow accounts, at the time of sale to account for any potential liabilities, but these may be insufficient. In addition, at the time of disposition of an individual asset, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made or not made.

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
The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds have the potential to adversely affect the value of investments held by us and our ability to effectively employ our investment and trading strategies. Increased scrutiny and newly proposed legislation applicable to private investment funds and their sponsors could also impose significant administrative burdens on the Sponsor and may divert time and attention from portfolio management activities. In addition, we will be required to register under certain additional foreign laws and regulations and will need to engage additional distributors or other agents in certain
non-U.S.
jurisdictions in order to market Units to potential investors. In addition, our Units in both U.S. and
non-U.S.
jurisdictions are primarily offered through various distribution channels and/or other agents which themselves can be subject to laws, regulations and governmental oversight. The effect of any future regulatory change on us could be substantial and adverse. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC and other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The current state of the evolving regulatory environments may significantly increase the cost of managing us and providing effective compliance oversight and any such costs and expenses will be borne directly by us as fund expenses.
The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business in unpredictable ways. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us and/or our Portfolio Entities include, but are not limited to, regulatory measures for the U.S. financial services industry, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations and the federal tax code (including added scrutiny of management fee and carried interest waivers), public company reporting requirements and antitrust enforcement. Any such changes, as well as any uncertainty concerning future legislation, could significantly impact us, our Investments and our ability to achieve our investment objectives.
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
Emerging Growth Company
. We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) until the earlier of (a) the last day of the fiscal year (1) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (2) in which we have total annual gross revenue of at least $1.235 billion, or (3) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates
exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Once we are no longer an emerging growth company, so long as our Units are not traded on a securities exchange, we will continue to be deemed to be a
“non-accelerated
filer” under the Exchange Act, and as a
non-accelerated
filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7 (2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
OFAC and Sanctions Considerations
. Economic sanction laws in the United States and other jurisdictions prohibit Blackstone, Blackstone’s professionals and us from transacting in certain countries and with certain individuals and companies or engaging in certain activities. These sanctions, including sanctions imposed on Russia, Belarus and certain Ukraine territories in response to the crisis in Ukraine are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on Blackstone. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanctions evaders, specially designated global terrorists and narcotics traffickers and other parties. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. Accordingly, we require investors to represent that they are not named on a list of prohibited entities and individuals maintained by the United Nations, OFAC or under similar EU, Luxembourg, UK and/or Cayman Islands laws or regulations, and are not operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the United States, United Nations, the EU, Luxembourg, the UK and/or the Cayman Islands (collectively “Sanctions Lists”). If an investor is on a Sanctions List or otherwise becomes subject to sanctions, we may be required to cease any further dealings with the investor’s interest in us or freeze any dealings with the interests or accounts of the investors (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets held by the investor in us, until such sanctions are lifted or a license is sought under applicable law to continue dealings. We may further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. Accordingly, these types of sanctions laws may prohibit or limit our investment activities or raise compliance risks. For the avoidance of doubt, the Sponsor has the sole discretion to determine the resolution, remedy and manner of our compliance with applicable laws if an investor is included on a Sanctions List or becomes subject to sanctions and is under no obligation to seek a license or any other relief to continue dealing with such investor. Adverse actions by any relevant regulatory authority, including temporary or permanent stays or holds on our activities, could adversely affect us. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, the violation of any such rules by the activities of the Sponsor, us, our investors, or the Portfolio Entities could adversely affect us.
Absence of Oversight Under the 1940 Act.
Notwithstanding that the Investment Manager is registered as an investment adviser under Advisers Act and we may be considered similar in some ways to an investment company, we are not required and do not intend to register as such under the 1940 Act and, accordingly, the Unitholders are not afforded the protections of the 1940 Act (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates and regulate the relationship between the advisor and the investment company).
Derivatives; Registration under the U.S. Commodity Exchange Act
. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Registration of the Sponsor with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our, the Sponsor’s or its affiliates’ operations (including, without limitation, any change that causes the Sponsor or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Sponsor’s ability to rely upon an exclusion or exemption from registration could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Sponsor to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
New Market Structure Requirements Applicable to Derivatives
. The Dodd-Frank Act (as defined below) enacted, and the CFTC and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes have been implemented in the European Union, United Kingdom, Japan, and other major financial markets.
These changes include, but are not limited to: requirements that many categories of the most liquid over-the-counter
(“OTC”) derivatives (currently limited to certain interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing; real-time public and regulatory reporting of specified information regarding OTC derivative transactions; enhanced documentation requirements; margin requirements for uncleared derivatives; position limits; and recordkeeping requirements.
Although these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, they may also have detrimental effects on our ability to hedge risks and the costs to do so. For instance, cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market)
margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. Furthermore, “financial end users,” such as us, that enter into OTC derivatives that are not cleared are generally required to exchange margin to collateralize such derivatives.

These changes could significantly increase the costs to us of utilizing OTC derivatives, reduce the level of exposure we are able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to us to make non-derivative
investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.
Position Limits
. The Dodd-Frank Act significantly expanded the scope of the CFTC’s authority and obligation to require reporting of, and adopt limits on, the size of positions that market participants may own or control in commodity futures and futures options contracts and swaps. The Dodd-Frank Act also narrowed existing exemptions from such position limits for a broad range of risk management transactions.
In accordance with the requirements of the Dodd-Frank Act, the CFTC has adopted additional speculative position limits on additional specified agricultural, energy and metals futures contracts, futures contracts and options on futures contracts that are linked to these specified contracts, and economically equivalent swaps. The CFTC’s newly adopted position limits rules also restrict the availability of exemptions from position limits for certain hedging activity and impose new requirements on U.S. futures exchanges and swap execution facilities to administer position limits and related exemptions. The Dodd-Frank Act also authorizes the CFTC to establish, but the CFTC has not yet established, position limits applicable to other types of swaps that are economically equivalent to U.S. listed futures and futures options contracts, including contracts on non-physical
commodities, such as rates, currencies, equities and credit default swaps, and aggregate position limits for a broader range of derivatives contracts based on the same underlying commodity, including swaps and futures and futures options contracts. A person (including the Sponsor) is generally required to aggregate positions it owns or controls (including held indirectly through entities in which a person has a 10% or greater ownership interest) for purposes of position limits, subject to certain exemptions for, among other things, independently traded positions.
The full impact of these recent changes is not known at this time. Individually and collectively, position limits and associated aggregation requirements could increase our costs of maintaining positions in commodity futures and futures option contracts and swaps and reduce the level of exposure we are able to obtain (whether for risk management or investment purposes) through commodity futures and futures option contracts and swaps. These requirements could also impair liquidity in certain swaps and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.
Pay-to-Play
Laws, Regulations, and Policies.
A number of U.S. states and municipal pension plans, as well as many
non-U.S.
jurisdictions, have adopted
“pay-to-play”
laws, regulations or policies which prohibit, restrict or require disclosure of payments to and certain contacts with the applicable government officials by individuals and entities seeking to do business with government entities, including, advising public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after a contribution is made by the advisor or certain of its executives or employees to certain elected officials or candidates. If the Sponsor, its affiliates or their respective employees fail to comply with pay-to-play
rules, such
non-compliance
could have an adverse effect on us by, for example, providing the basis for the withdrawal of the affected government plan investor.
Cayman Islands Regulatory Oversight
. Certain investment vehicles related to us and formed and registered in the Cayman Islands will be required to register and be regulated as a private fund under the Private Funds Act (As Revised) (the “Private Funds Act”) of the Cayman Islands. Once registered, the Cayman Islands Monetary Authority (the “Authority”) will have supervisory and enforcement powers to ensure any such vehicle’s compliance with the Private Funds Act. The Authority may take certain actions if it is satisfied that a regulated private fund is or is likely to become unable to meet its obligations as they become due, or is carrying on business fraudulently or otherwise in a manner detrimental to the public interest or to the interests of its investors or creditors, or is carrying on or is attempting to carry on business or is winding up of its business voluntarily in a manner that is prejudicial to its investors or creditors. The powers of the Authority include the power to require the substitution of the general partner of such vehicle, to appoint a person to advise such vehicle on the proper conduct of its affairs or to appoint a person to assume control of the affairs of such vehicle. There are other remedies available to the Authority including the ability to apply to court for approval of other actions.

Financial Industry Regulation
. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Basel III as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on Blackstone or us, specifically. There can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede our activities.
The private investment fund and financial services industries are subject to enhanced governmental scrutiny and regulation, including the Dodd-Frank Act, a key feature of which is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to U.S. financial stability. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly-leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.
The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that affect the private equity industry, either directly or indirectly. For example, included in the Dodd-Frank Act is the so-called
“Volcker Rule”, which, among other things, generally prohibits, subject to certain exceptions, any “banking entity” (generally defined as (a) any insured depository institution, subject to certain exceptions including for a depository institution that (together with every company that controls it) has $10 billion or less in total consolidated assets and trading assets and liabilities that are less than 5% of total consolidated assets, (b) any company that controls such an institution, (c) a
non-U.S.
bank that is treated as a bank holding company for purposes of U.S. banking law, and (d) any affiliate or subsidiary of the foregoing entities) from sponsoring , investing in, or conducting certain activities with a private equity fund or, hedge fund or other fund that is not subject to the provisions of the 1940 Act in reliance solely upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Our prospective investors that are banking entities should consult their bank regulatory counsel prior to making an investment.
Future legislation may have an adverse effect on the private equity industry generally and/or on Blackstone or us, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede our activities. Federal, state, and local legislators and regulators regularly introduce measures or take actions that may modify the regulatory requirements applicable to the financial industry. Changes in laws, regulations or regulatory policies, including resulting from changes in U.S. executive administration or Congressional leadership, could adversely affect the private equity industry generally and/or Blackstone or us in substantial and unpredictable ways. Blackstone cannot predict if new legislation or regulations will be enacted or adopted and, if enacted or adopted, the effect that it would have on the private investment fund industry. Prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on us and our activities.
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

While the Investment Manager is currently registered under the Advisers Act, the enactment of these reforms and/or other similar legislation could nonetheless have an adverse effect on the private investment funds industry generally and on Blackstone and/or us specifically and may impede our ability to effectively achieve our investment objectives.
As a registered investment adviser under the Advisers Act, the Investment Manager and its affiliates are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Manager and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including Form PF and Form ADV)). In addition, the Sponsor is required to comply with a variety of regulatory reporting and compliance-related obligations under other applicable laws (including CFTC regulations and the European Union Sustainable Finance Disclosure Regulation and any other applicable legislation or regulations related to the European Commission’s EU Action Plan on Financing Sustainable Growth, each, as applicable). In light of the heightened regulatory environment in which we and the Sponsor operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for us and our affiliates and the Sponsor and its affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that the Sponsor report detailed information about our assets, investments, performance, and liabilities, and other accounts and investment funds it advises as well as aggregated information about the investors in such vehicles, and because we will be required to bear our share of expenses relating to compliance-related matters and regulatory filings, we will bear the pro-rata
costs and expenses of initial and ongoing Form PF compliance, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Certain of these expenses are likely to be material, including on a cumulative basis over the life of our Fund. Additionally, we have engaged and will engage additional third-party service providers to perform some or a significant portion of the reporting and compliance-related matters and functions under our supervision (including, without limitation, draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses borne by us. Any further increases in the regulations applicable to private investment funds generally or ourselves and the Sponsor in particular may result in increased expenses associated with our activities and additional resources of the Sponsor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for Unitholders and have a material adverse effect on our ability to effectively achieve our investment objective.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new proposed rules and regulations in this arena may increase the possibility that the Sponsor and its affiliates may be exposed to claims and actions that could require a Unitholder to withdraw from us. As a related matter, Blackstone may be required to provide certain information regarding our investors to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA.
In addition, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting private investment firms on a variety of matters of interest to organized labor. In addition, as private fund firms and other alternative asset managers become more influential participants in the U.S. and global financial markets and economy generally, the private fund industry has recently been subject to criticism by some politicians, regulators and market commentators. The recent negative perception of the private investment fund industry in certain countries could make it harder for funds sponsored by private investment firms, such as us, to successfully bid for and complete investments. In addition, as a publicly-traded global alternative asset manager whose broad range of businesses include the management of direct and secondary private equity funds, hedge funds, real estate opportunity funds, real estate debt funds, “core” or “core plus” real estate funds, credit-oriented funds, opportunistic funds, mutual funds, and other private investment funds and products, Blackstone is from time to time subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain regulatory, litigation and other similar matters are, from time to time, disclosed in (a) Blackstone’s and/or our public filings (including, without limitation, the current, periodic and annual reports on Forms
8-K,
10-Q
and
10-K)
and filings of the Sponsor on Form ADV, which may be accessed through the website of the SEC (www.sec.gov), and (b) materials made available through Blackstone’s investor data site. Any such disclosures in Blackstone’s, our or the Sponsor’s public filings or which are otherwise made available to Unitholders, including by way of posting to Blackstone’s investor data site, are incorporated herein by reference, to the extent applicable, including with respect to litigation, investigations, settlements and similar proceedings. Blackstone is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against Blackstone or its personnel. Moreover, the SEC has specifically focused on the alternative investment industry. The SEC’s list of examination priorities includes, among other things, alternative investment firms’ accuracy of calculations of fees and allocation of expenses (both fund-level and investment-level), their marketing practices and the adequacy of their related policies and procedures, allocation of investment opportunities, disclosure of conflicts and risks associated with the use of affiliated service providers, and other conflicts of interests. For example, Blackstone reviewed its policies in the area of the widespread practice of receiving fees from Portfolio Entities upon termination of monitoring fee agreements in June 2014, and voluntarily modified its monitoring fee practices in ways that are beneficial to its private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. This followed the expansion in 2012 of the disclosure that was already being made to Blackstone’s private equity investors regarding such fees. In October 2015, without admitting or denying the SEC’s findings or any wrongdoing, Blackstone agreed to settle matters relating to the historical monitoring fee acceleration practices relating to certain legacy private equity funds and the application of a law firm’s discounts to Blackstone and its funds. According to the SEC order, in such legacy private equity funds, Blackstone did not provide sufficient pre-commitment
disclosure regarding the possibility, common in the industry, of accelerating otherwise authorized fees upon termination of monitoring fee agreements with its Portfolio Entities. In addition, the SEC order provided that Blackstone did not adequately disclose that certain legal fee discounts it received, prior to 2011, were greater than discounts received by its funds (although the mix of work between Blackstone and the funds was different). Blackstone agreed as part of the settlement to pay disgorgement to the limited partners of those legacy private equity funds, and a civil monetary penalty to the SEC. The SEC order acknowledged that Blackstone had voluntarily implemented various changes to policies related to each of the practices described above prior to the initiation of this SEC inquiry and further acknowledged Blackstone’s significant cooperation with the SEC’s review. The order neither suggested any bad faith associated with the charged conduct nor imposed a “censure” or a compliance monitor. In addition, in October 2022, the SEC initiated a sweep of private equity and other types of investment advisers relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. Blackstone received a request for information as part of this sweep and cooperated with the SEC. In January 2025, certain Blackstone registered investment advisers entered into a settlement with the SEC to resolve this inquiry, which included a combined civil monetary penalty of $12 million. Blackstone, and not any fund or limited partner, will be paying the full amount of these penalties. The Sponsor does not believe that any resolution of these matters will have a material impact on us. Blackstone is regularly subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which Blackstone routinely cooperates and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against Blackstone or its personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of sanctions could harm Blackstone and us.
Regulation with Respect to Private Funds and Investment Advisers
. The Investment Manager is subject to
regulation by the SEC. In recent years, the SEC staff’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, custody practices, allocation of investment opportunities, terms agreed to in side letters and similar arrangements with investors, consistency of firms’ practices with their disclosures, handling of material non-public
information and insider trading, use of affiliated service providers, adviser-led
restructurings, ESG (as defined below) investing, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest.
In July 2023, the SEC proposed new predictive data analytics rules, which would require broker-dealers and registered investment advisers to (a) identify certain covered technologies (defined to include any analytical, technological, or computational function, algorithm, model, correlation matrix, or similar method or process that optimizes for, predicts, guides, forecasts, or directs investment-related behaviors or outcomes, and not limited to “artificial intelligence”, algorithmic trading or machine learning processes) which present or could present conflicts of interest in direct or indirect interactions (including exercising investment discretion, managing investments, providing information or soliciting new investment) with investors (including investors in pooled investment vehicles) and (b) eliminate or neutralize (rather than just disclose) such conflicts. Advisers using covered technologies would be required to adopt policies and procedures reasonably designed to prevent violations of the proposed rule, detailing the processes for identifying and evaluating covered technologies and conflicts of interest and for eliminating or neutralizing the effect of such conflicts, and advisers would also be subject to associated annual review and recordkeeping requirements (such as, maintaining a record of all covered technologies used in investor interactions, including the date of first use and each date on which the technology is materially modified). If adopted, the proposed rule could expose the Sponsor to additional regulatory uncertainty, liability and increased compliance and other costs related to procuring, utilizing and monitoring covered technologies used in direct or indirect interactions with investors (including the costs of onboarding service and technology providers).
If adopted, the Predictive Data Proposal could also cause the Sponsor to limit or discontinue its use of certain covered technologies (even in cases where such technologies benefit us or our investors, including in connection with the Sponsor’s management of investments in Portfolio Entities) in order to eliminate or neutralize conflicts associated therewith or to avoid the costs or burdens of complying with the rule with respect to such technologies; limit certain direct or indirect interactions with investors that involve the use of a covered technology; or otherwise alter how it integrates covered technologies into its investment management services and related processes, which could be detrimental to us and our limited partners, particularly given the proposed rule’s breadth.
In February 2023, the SEC proposed extensive amendments to the Advisers Act custody rule (the “Proposed Safeguarding Rule”), which would, if adopted as currently proposed, extend the existing custody rule’s requirements beyond cash and securities to any positions held in an advisory client’s accounts (including assets such as real estate, artwork and rights to music catalogs); require registered investment advisers to enter into new or amended written agreements with each qualified custodian (“QC”) used to maintain client assets and obtain written assurances from that QC related to, among other matters, indemnification of client losses and the QC’s standard of care; require that a QC maintains possession or control of client assets, whereby the QC is required to participate in and effectuate any change of beneficial ownership of the assets, except with respect to certain privately offered securities and physical assets that the adviser reasonably determines (and documents in writing) cannot be maintained by a QC in a manner in which such QC can maintain possession or control of those assets. If adopted, the proposed amendments could expose the Sponsor to additional regulatory liability, increase compliance costs and costs related to custodying our assets (including costs of identifying and negotiating with new and existing QCs), limit the number of QCs available (or make it more costly for such QCs to operate, which might result in higher expenses to us) and impose limitations or requirements on certain assets, which could result in the Sponsor avoiding making certain types of investments on our behalf.
In May 2022, the SEC proposed a rule regarding environmental, social and governance (“ESG”) investment practices for investment advisers and for 1940 Act funds that address, among other things, enhanced
ESG-related
disclosure requirements concerning the use of ESG themes in their investing practices. This could increase the risk that the Sponsor could be perceived as, or accused of, greenwashing (i.e., the making of inaccurate or misleading statements related to ESG). Such perception or accusation could damage the Sponsor’s reputation, result in litigation or regulatory actions, and adversely impact the Sponsor’s ability to raise capital and attract new investors.
The SEC also adopted amendments to Form PF in May 2023 and in February 2024, which impose additional reporting obligations on registered investment advisers with respect to the private funds they manage. In May 2024, the SEC adopted proposed changes to Regulation
S-P.
The adopted amendments to Regulation
S-P,
will require, among other things, that investment companies, broker-dealers, and
SEC-registered
investment advisers notify affected individuals of a breach involving their personal financial information within 30 days of becoming aware that it occurred. The newly adopted amendments to Regulation
S-P
will be effective as of December 3, 2025. In addition, the SEC has also recently proposed, and in certain cases adopted, and can be expected to propose, additional new rules and rule amendments under the Advisers Act in respect of cybersecurity risk governance for advisers and broker-dealers and the outsourcing of certain functions to service providers.
Recent SEC rulemakings and any current or future proposed rulemaking by the SEC (e.g., proposed rulemakings with respect to safeguarding client assets, cybersecurity, outsourcing, predictive data analytics, and ESG), to the extent adopted, without modification, would be expected to result in material alterations to how Blackstone and the Sponsor operates its business and/or our Fund, as well as the Sponsor’s implementation of our investment strategy, to significantly increase compliance burdens and associated costs (which, to the extent permitted under the Partnership Agreement and consistent with applicable law, will be treated as fund expenses) and to possibly restrict the ability of the Sponsor to receive certain expense reimbursements or allocate certain expenses in certain circumstances. This regulatory complexity that would result from such rulemakings, in turn, could increase the need for broader insurance coverage by fund managers and increase such costs and expenses charged to us and our investors, if permitted. Certain of the proposed rules may also increase the cost of entering into and maintaining relationships with service providers to the Sponsor and our Fund and/or limit the number of service providers, in a manner detrimental to the Sponsor or our Fund.
In addition, these amendments could increase the risk of exposure of us and the Sponsor to additional regulatory scrutiny, litigation, censure and penalties for non-compliance
or perceived
non-compliance,
which in turn would be expected to adversely (potentially materially) affect the Sponsor, Blackstone and our reputation, and to negatively impact us in conducting our business. There can be no assurance that any other new SEC or other regulatory rules and amendments will not have a material adverse effect on Blackstone, the Sponsor, us, our Investments and/or the Unitholders or that such rules or amendments will not materially reduce returns to the Unitholders.
Change of Law Risk
. In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies may have the discretion to implement or change or increase regulation of the operations of our Fund and our Portfolio Entities. We and our Portfolio Entities also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a Portfolio Entity or gains recognized by us on our investment in a Portfolio Entity, that could impact the Portfolio Entity’s business as well as our return on investment. Because some of our Portfolio Entities may provide basic everyday services and/or face limited competition, or because the industries of certain of our Portfolio Entities may be considered strategic areas or for other reasons, governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business.
President Trump’s election, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration. Further, risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government has led in the past, and may lead in the future, to short-term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.
Efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the recent change in administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.
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
Tax Liability
. Any change of our tax status or in taxation legislation or any interpretation thereof in the United States or any country where we have assets or operations could affect the value of the assets held by us or our ability to achieve its investment strategy or provide favorable returns to Unitholders. Any such change could also adversely affect the net amount of any distributions made to Unitholders. If we are treated as having a permanent establishment, or as otherwise being engaged in a trade or business, in any country in which we invest or in which our interests are managed, income attributable to or effectively connected with such permanent establishment or trade or business may be subject to tax in the place of such permanent establishment. In order for us to maintain our tax status, continued attention must be paid to ensure that all relevant conditions are satisfied in all the jurisdictions which we operate in order to avail ourselves of any benefits.
Publicly Traded Partnership.
We and the Feeder intend to operate in a manner to enable us/it to be taxable as a partnership for U.S. federal income tax purposes. The tax rules governing partnerships and publicly traded partnerships are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in our circumstances, it is possible that we will not so qualify for any particular year. If we or the Feeder were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for Limited Partners.

Base Erosion, Profit Shifting and Related Measures
. The Organization for Economic
Co-operation
and Development (“OECD”) together with the G20 countries has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing tax revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and the taxation of hybrid instruments and hybrid entities have already been introduced and may continue to be introduced in relevant tax legislation of participating OECD countries. Depending on if and how these proposals are implemented, they may have a material impact on how returns to investors are taxed. Such implementation may also give rise to additional reporting and disclosure obligations for us and/or investors.
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
FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however the term generally refers to payments that are from
non-U.S.
sources but that are “attributable to” certain U.S. payments described above. Under proposed regulations, on which taxpayers may rely, withholding on these payments is not set to apply before the date that is two years after the date of publication of final regulations defining the term “foreign passthru payment.” In general,
non-U.S.
investment funds, such as
non-U.S.
feeder vehicles and underlying entities in which we may invest are considered FFIs. The reporting requirements imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS or, if subject to an intergovernmental agreement (“IGA”), register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. The United States and Luxembourg entered into an IGA on March 28, 2014, which was ratified and implemented into Luxembourg law on July 24, 2015. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. The Sponsor intends that any
non-U.S.
partnership that constitutes an FFI would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to any such FFI may be subject to a withholding tax, which would reduce the cash available to investors. Further, these reporting requirements may apply to underlying entities in which we invest, and we may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Unitholder may, in accordance with the Partnership Agreement, be deemed to have been distributed to such Unitholder to the extent the taxes reduce the amount otherwise distributable to such Unitholder. In addition,
non-U.S.
investment funds, including
non-U.S.
feeder vehicles and underlying entities in which we may invest, may be subject to reporting requirements in other jurisdictions under legislation similar to FATCA, such as legislation implementing the OECD Standard for Automatic Exchange of Financial Account Information in Tax Matters – the Common Reporting Standard. Potential investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.

Possible Legislative or Other Developments
. All statements contained in this report concerning the U.S. federal income tax consequences of any investment in us are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in us will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of Unitholders. Additionally, tax authorities in jurisdictions where we maintain Investments may change their tax codes so as to materially increase the tax burden associated with an investment in us or to force or attempt to force increased disclosure from or about us and/or our Unitholders as to the identity of all persons having a direct or indirect interest in us. Such additional disclosure may take the form of additional filing requirements on Unitholders. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in us is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in us and the impact on us and any potential investments.
Legislation Adversely Affecting Blackstone Employees and Other Service Providers
. Current U.S. federal income tax law requires the Sponsor to hold an Investment for at least three years in order for an incentive allocation related to such Investment to be treated as long-term capital gains for tax purposes. Further, Congress has previously considered legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes. Enactment of any such legislation could adversely affect employees or other individuals performing services for us and/or our Portfolio Entities who hold direct or indirect interests in the Sponsor and benefit from incentive allocations, which could make it more difficult for Blackstone to incentivize, attract and retain individuals to perform services for us and/or our Portfolio Entities.
Any such developments could thus adversely affect our investment returns allocable to the Unitholders. It is unclear whether any such proposed legislation will be enacted or if enacted how it would apply to Blackstone, the Sponsor, and any other individual involved with us who benefit from incentive allocations.
Limitations on Deductions of Business Interest.
Current U.S. federal income tax law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. Business interest includes any interest on indebtedness related to a trade or business, but excludes investment interest, to which separate limitations apply. These limitations may have a significant impact on the Unitholders and/or the Portfolio Entities.
Partnership Audit Legislation.
U.S. federal income tax audits of partnerships are conducted at the partnership level and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by a partnership. Under an elective alternative procedure, a partnership would issue information returns to potential investors who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If we are able to and in fact elect such alternative procedure for a given adjustment, the amount of taxes for which such persons will be liable will be increased by any applicable penalties and a special interest charge. There can be no assurance that, in the event that we are subject to these rules, we will be eligible to make such an election or that it will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our current Unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given Unitholder may indirectly bear taxes attributable to income allocable to other Unitholders or former Unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such Unitholder’s ownership of Units. Accordingly, it is possible that a Unitholder will bear tax liabilities unrelated to its ownership of Units. Amounts available for distribution to our Unitholders may be reduced as result of our obligation to pay any taxes associated with an adjustment. Our partnership representative will be the only person with the authority to act on our behalf with respect to audits and certain other tax matters and may decide not to elect (or may be unable to elect) the alternative procedure for any particular adjustment. In addition, we and each Unitholder will be bound by the actions taken by the partnership representative on our behalf during any audit or litigation proceeding concerning U.S. federal income taxes. Unitholders should consult their own tax advisors regarding all aspects of these rules as they affect their particular circumstances.

Taxation in Certain Jurisdictions
. We, vehicles through which we make Investments, or Unitholders may be subject to income or other tax in the jurisdictions in which Investments are made, jurisdictions in which we operate, and/or jurisdictions of entities through which we make Investments. Additionally, withholding tax or branch tax may be imposed on our earnings (or vehicles through which we invest) from Investments in such jurisdictions. Local and other tax incurred in
non-U.S.
jurisdictions by us or vehicles through which we invest may not be creditable to or deductible by a Unitholder under the tax laws of the jurisdiction where such Unitholder resides, including the United States. There can be no assurance that tax authorities in such jurisdictions will not treat us (or any of our affiliates) as if we/they have a permanent establishment in the local jurisdiction, which would result in additional local taxation. Changes to taxation treaties (or their interpretation) between the U.S. and countries through which we invest may adversely affect our ability to efficiently realize income or capital gains.
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
U.S. Federal Income Tax Legislation
. Legislation has been proposed that includes, among other changes, increases in the corporate and capital gains rates and further modifications to the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in us is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in us and the impact on us and any Investments.
UBTI and ECI; Tax Treatment of the Feeder and Corporations
. A significant amount of the assets of Feeder are expected to be held through one or more Corporations, and significant incremental tax may be incurred from the use of such Corporations. Any
non-U.S.
Corporation through which the Feeder invests will generally be subject to the U.S. federal income tax on effectively connected income (including gains from the sale of United States real property interest) and U.S. federal withholding tax on any U.S. source dividends at a 30% rate (unless reduced by an applicable treaty). Further, although we believe the Feeder and any Corporation, if formed, should be respected, it is possible the IRS could seek to disregard the Feeder or any Corporation for UBTI or ECI (as defined below) purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt
Unitholders directly or the ECI rules being applied to
non-U.S.
Unitholders directly.
To the extent that the Feeder and/or the Corporation were disregarded by the IRS, an investment in us by a tax-exempt
Unitholder may result in such Unitholder recognizing gross income derived from an unrelated trade or business (including a trade or business conducted by a partnership of which the tax-exempt
entity is a partner) (i.e., UBTI). Thus,
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
Phantom Income
. A Unitholder that is subject to U.S. tax or subject to tax in other jurisdictions may be required to take into account its allocated share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of our investment activities, we expect to generate taxable income in excess of cash distributions to the Unitholders, including as a result of annual taxable income inclusions from “passive foreign investment companies” in which we are expected to invest and elect to treat as a “qualified electing fund” under the Code. Unitholders should expect that they will not receive cash distributions to cover such tax liabilities as they arise. Accordingly, the Unitholders should ensure that they have sufficient cash flow from other sources to pay all tax liabilities resulting from the Unitholder’s ownership of our Units.
Use of Corporate Intermediate Entities
. Significant amounts of our and the Feeder’s assets of are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes and some corporations are expected to be subject to U.S. corporate federal (and applicable state and local) income tax (including, in order to streamline tax reporting to investors, U.S. Corporations which hold interests in investments which would not timely provide tax reporting or which consist of interests in certain foreign corporations subject to the passive foreign income company rules). Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.
Legal and Regulatory—ERISA
ERISA and Plan Asset Regulations.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any Unitholder that is a “benefit plan investor” within the meaning of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the U.S. Department of Labor Regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any Unitholder that is a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulations (a “Benefit Plan Investor”), this would result, among other things, in (a) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us, and (b) the possibility that certain transactions in which we might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Sponsor and/or any other fiduciary that has engaged in the prohibited transaction could be required to (a) restore to the Benefit Plan Investor any profit realized on the transaction and (b) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the investment in us or as co-fiduciaries
for actions taken by or on behalf of us or the Sponsor. With respect to an IRA that invests in us, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt
status.

Risk Arising from Potential Control Group Liability
. Under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), upon the termination of a U.S.
tax-qualified
single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
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
Cyber Security and Operational Risk
Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts
. Cyber security incidents, cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. We, Blackstone, the Portfolio Entities, our/their service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone, ourselves, Unitholders and the Portfolio Entities. For example, the information and technology systems of Blackstone, ourselves, our/its respective Portfolio Entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, wars and terrorist attacks. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Blackstone’s, our Fund’s, the Portfolio Entities’, or their respective service providers’ systems to disclose sensitive information in order to gain access to Blackstone’s, our Fund’s or the Portfolio Entities’ data or that of Unitholders. There also have been several publicized cases where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to digital infrastructure (and any information contained therein), pipelines and other infrastructure assets. The U.S. federal government has issued public warnings that indicate that infrastructure assets might be specific targets of “cyber sabotage” events, which illustrates the particularly heightened risk for us and our Portfolio Entities from such events.
If unauthorized parties gain access to any information and technology systems of Blackstone, our Fund, Portfolio Entities or certain service providers, they may be able to steal, publish, delete or modify private and sensitive information, including non-public
personal information related to Unitholders (and their beneficial owners) and material non-public
information. Although Blackstone has implemented, and the Portfolio Entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, us and our Portfolio Entities, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, our and a Portfolio Entity’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners), material non-public
information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and the Portfolio Entities. We, Blackstone, or a Portfolio Entity could be required to make a significant investment to remedy the effects of any such failures, harm to our/their reputations, legal claims that us/they and our/their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, other events that may affect their business and financial performance. See “—Availability of Insurance Against Certain Catastrophic Losses” herein.
Cybersecurity and Data Protection
. Blackstone’s and our operations are highly dependent on its/our respective technology platforms, and we and Blackstone rely heavily on our/its analytical, financial, accounting, communications and other data processing systems. Blackstone’s and our systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or our systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to Blackstone’s, our or Other Blackstone Accounts’ and our/their underlying investors’ proprietary information, destroy data or disable, degrade or sabotage Blackstone’s and/or our systems or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on our and/or Blackstone’s systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.

There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which could target Blackstone because, as an alternative asset management firm, Blackstone holds a significant amount of confidential and sensitive information about Blackstone, us, Other Blackstone Accounts and our/their respective Portfolio Entities, potential investments and investors. As a result, we and Blackstone could face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’ network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputations. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, us, our Unitholders, Other Blackstone Accounts, our/their Portfolio Entities or potential Investments. If Blackstone’s systems or those of other third-party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or Blackstone fails to provide the appropriate regulatory or other notifications in a timely manner, Blackstone could suffer financial loss, increased costs, a disruption of its businesses, liability to Blackstone’s counterparties, including us, Other Blackstone Accounts and our/their respective investors, regulatory intervention or reputational damage. It can be expected that costs related to certain cyber or other data security threats or disruptions will not be fully insured or indemnified by other means.
In addition, Blackstone could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which it relies. Blackstone is reliant on third-party service providers for certain aspects of its business, including for the administration of us and Other Blackstone Accounts, as well as for certain technology platforms, including cloud-based services. These third-party service providers also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of artificial intelligence technologies that could make such impersonation more likely to occur, or appear more credible. As a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.
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
Cybersecurity, privacy and data protection have become top priorities for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples the EU GDPR, UK GDPR, NIS2, DORA, the Gramm-Leach-Bliley Act (and applicable regulations thereunder) and the California Privacy Rights Act (“CPRA”), at the U.S. federal and state level, respectively. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. In addition, in February 2022, the SEC proposed rules regarding registered investment advisers’ and funds’ cybersecurity risk management, requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings, and prompt reporting of certain cybersecurity incidents to the SEC, which, if adopted, could increase Blackstone’s compliance costs and potential regulatory liability related to cybersecurity. In light of these proposed and final rules and the focus of federal regulators on cybersecurity generally in recent years, we expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, data loss prevention, information security governance, and policies and procedures related to retail trading information security. Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise.
Breaches in Blackstone’s security or in the security of third-party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone’s, its employees’, our Fund’s, Other Blackstone Accounts’ or their respective investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in Blackstone’s, its employees’, our Fund’s, Other Blackstone Accounts’, their respective investors’ or counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to us and Other Blackstone Accounts’ investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fails to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our and Other Blackstone Accounts’ investors and clients to lose confidence in the effectiveness of Blackstone’s security measures and Blackstone more generally.
Our and Other Blackstone Accounts’ Portfolio Entities also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We and Other Blackstone Accounts could invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event could have material adverse consequences on Blackstone’s investment or assets of the same type or could require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, our and Other Blackstone Accounts’ Portfolio Entities’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent Blackstone or our and Other Blackstone Accounts’ Portfolio Entities engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition, Blackstone, and our and Other Blackstone Accounts’ Portfolio Entities, could be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on Blackstone and on our and Other Blackstone Accounts’ Portfolio Entities. See “—Data Protection” herein.
Developing Global Data Security and Privacy Laws
. We, Blackstone, Other Blackstone Accounts and our/their respective portfolio companies are subject to various risks and costs associated with the collection, storage, transmission and other processing of personally identifiable information (“PII”) and other sensitive and confidential information. This data is wide ranging and relates to Blackstone’s investors, employees, contractors and other counterparties and third parties.

Blackstone’s data security and privacy compliance obligations impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations evolve globally. Blackstone’s compliance obligations include those relating to U.S. laws and regulations, including, without limitation, state regulations such as the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of “reasonable” cybersecurity. At the U.S. federal level, the SEC has adopted changes to Regulation
S-P,
which will require, among other things, that investment companies, broker-dealers, and
SEC-registered
investment advisers notify affected individuals of a breach involving their personal financial information within 30 days of becoming aware that it occurred.
Blackstone’s compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the EU GDPR and UK GDPR, as well as laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, India, China, Australia, Canada and Brazil. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, Blackstone frequently has privacy compliance requirements as a result of Blackstone’s contractual obligations with counterparties. These legal, regulatory and contractual obligations heighten Blackstone’s data protection and privacy obligations in the ordinary course of conducting Blackstone’s business in the U.S. and internationally.
Any inability, or perceived inability, by Blackstone, us, Other Blackstone Accounts or our/their respective portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of Blackstone’s, our, Other Blackstone Accounts’ or our/their respective portfolio companies’ business operations, and a loss of client (including investor) confidence and other reputational damage. In addition, any such inability or perceived inability of portfolio companies, even if unfounded, could result in reputational damage to Blackstone. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone, us, Other Blackstone Accounts and our/their respective portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Artificial Intelligence Developments
. Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”), and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to the Sponsor or the Portfolio Entities, significantly disrupt the business models, investment strategies, operational processes and markets in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could negatively impact demand for, and the valuation of, digital infrastructure assets. See also “—Regulation with Respect to Private Funds and Investment Advisers” herein. For more information on risks relating to information security and data protection, see “—Cybersecurity and Data Protection”, “—Data Protection Regulations”, “—Developing Global Data Security and Privacy Laws” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Through the use of AI Technologies, we, our Portfolio Entities and the Sponsor avail ourselves/themselves of the benefits, insights and efficiencies resulting from the technology, including writing code, data summarization and valuation support. However, whilst we and the Sponsor and have implemented, and Portfolio Entities may implement, certain policies and procedures designed to ensure that their use of AI Technologies is lawful and appropriate, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there can be a lack of transparency of how inputs are converted to outputs, and neither the Sponsor nor any Portfolio Entity can necessarily fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot always be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. It is expected that data in such models contains a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact the Sponsor, us or our Portfolio Entities and investments to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn the Sponsor, us and our Portfolio Entities and Investments, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. At the same time, to the extent utilized by the Sponsor, any interruption of access to or use of AI Technologies could impede the ability of the Sponsor, us and our Portfolio Entities to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, our Portfolio Entities, and the Sponsor.
AI Technologies can also be misused or misappropriated by third parties and/or employees of the Sponsor or our Portfolio Entities. For example, there is a risk that a user will input confidential information, including material non-public
information, or personally identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of the Sponsor, us and our Portfolio Entities. Moreover, the Sponsor, us and our Portfolio Entities will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential Sponsor, Fund or Portfolio Entity information or personally identifiable information, could also lead to legal and regulatory investigations and enforcement actions. Further, the use of AI Technologies could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of output generated by AI Technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks. Relatedly, we, the Sponsor and our Portfolio Entities could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
The Sponsor expects to be involved in the collection of such data and/or development of proprietary AI Technologies in the ordinary course, including, without limitation, as part of operational services provided to the Partnership and Portfolio Entities or their affiliates. To this end, we will pay and bear all expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to us, the Parallel Funds, the Sponsor or our/their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the Fund Fees.

Regulations related to AI Technologies could also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance,
could have an adverse effect on Blackstone, us and our Portfolio Entities. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence, demonstrating interest in monitoring the development and use of automated systems, and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for artificial intelligence safety and security. In addition to the U.S. regulatory framework, the EU has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”) with other jurisdictions likely to do the same. The EU AI Act entered into force on August 1, 2024, with many of its obligations set to apply in phases from six to thirty-six
months thereafter. The EU AI Act imposes material requirements on both the providers and deployers of AI Technologies, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches. In parallel, the EU has introduced revisions to the EU Product Liability Directive, which entered into force on December 9, 2024 and EU Member States must implement into their national laws by December 9, 2026, intended to facilitate certain claims brought by EU users for damages in respect of AI Technologies. See also the description of the Predictive Data Proposal in “Regulation with Respect to Private Funds and Investment Advisers” herein. Preparing for and complying with the EU AI Act and the Predictive Data Proposal, if adopted, and other regulations related to AI Technologies, could involve material compliance burdens and costs, significant penalties should there be a failure to comply, and/or could adversely affect the operations or results of Blackstone and our Portfolio Entities and have an adverse impact on us.
AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto. For more information on risks relating to information security, see also “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” and “—Cybersecurity and Data Protection” herein.
Social Media and Publicity Risks
. The use of social networks, message boards, internet channels and other platforms has become widespread in the United States and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without independent or authoritative verification. Any such information or misinformation regarding Blackstone, us, or one or more Portfolio Entities could have adverse effects on us and/or any of our Portfolio Entities.
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
Operational Risk.
We depend on the Sponsor to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of its business, liability to third parties, regulatory intervention or damage to its reputation. We depend on the Sponsor to develop the appropriate systems and procedures to control operational risk. The ability of the Sponsor’s systems to accommodate transactions could also constrain our ability to properly manage the portfolio. We rely heavily on the Sponsor’s financial, accounting and other data processing systems and the Sponsor will not be liable to us for losses incurred due to the occurrence of any errors.

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
Transfers and Liquidity
No Market for Units; Restrictions on Transfers
. Our Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws, or an exemption from registration is available. It is not contemplated that registration under the Securities Act or other similar securities laws (other than registration under the Exchange Act) will ever be effected. There is no public market for our Units and one is not expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act under applicable securities laws) and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws or in a manner permitted by the Partnership Agreement, and consistent with such laws. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the Unitholder provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as is agreed to by the General Partner), which may refuse such requested transfer for certain reasons, as explained in “Item 1. Business — Repurchase Program.” Unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Lack of Liquidity
. There is no current public trading market for the Units, and the Sponsor does not expect that such a market will ever develop. Therefore, the repurchase of Units by us will likely be the only way for a Unitholder to dispose of Units. We expect to repurchase Units at a price equal to the applicable NAV as of the Repurchase Date and not based on the purchase price. Subject to limited exceptions, any repurchase request of Units that have not been outstanding at least two years will be subject to an Early Repurchase Deduction of 5% of the value of the NAV of the Units being repurchased (calculated as of the Repurchase Date). The two-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. As a result, a Unitholder may receive less than the price it paid for its Units when it sells them to us pursuant to our Repurchase Program. See “—Item 1. Business — Repurchase Program” for further information.
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
under the Exchange Act. However, subject to the Partnership Agreement, we may determine to conduct the Repurchase Program pursuant to other applicable law, guidance or relief from the SEC.

In the event that, pursuant to the limitations above, not all of the Units submitted for repurchase during a given quarter are to be accepted for repurchase by us, Units submitted for repurchase during such quarter will be redeemed on a pro-rata
basis (measured on an aggregate basis (without duplication) across our Fund if applicable). Settlements of any repurchase will generally be made within 35 calendar days from the Repurchase Date. As a result, a Unitholder will experience significant delays in realizing liquidity even when its repurchase is accepted.
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
Valuations and Returns
Valuations
. For the purposes of calculating our monthly NAV, our Direct Investments will generally initially be valued based on the transaction price; however, to the extent the Sponsor does not believe a Direct Investment’s transaction price reflects the current market value, the Sponsor may adjust such valuation. In accordance with the Valuation Policy, the Sponsor will conduct a quarterly valuation of our Direct Investments that will be reviewed and confirmed for reasonableness by our independent valuation advisor with monthly valuation updates based on the latest available financial data and cash flow activity. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year. Additionally, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV. The Sponsor is not obligated to monitor Other Blackstone Accounts’ investments for events that could be expected to have a material impact on any Other Blackstone Accounts’ NAV during a quarter.
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

Within the parameters of the Valuation Policy, the valuation methodologies used to value our Direct Investments and certain other Investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our Investments will be only estimates of fair value. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Sponsor, the BX Managers and our independent valuation advisors. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. There will be no retroactive adjustment in the valuation of such assets, the offering price of our Units, the price we paid to repurchase our Units or
NAV-based
or performance-based fees we paid, directly or indirectly, to the Sponsor and BX Managers to the extent such valuations prove to not accurately reflect the realizable value of our assets. While we believe our NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds focused on private equity investments may use different methodologies or assumptions to determine NAV. Other Blackstone Accounts face similar risks with respect to valuation and we will incorporate the value of each relevant Other Blackstone Account’s NAV per unit into our NAV to the extent we have invested in such Other Blackstone Account. In addition, each relevant Other Blackstone Account’s NAV per unit used to calculate our NAV may be as of a date several months earlier than the date as of which our NAV is calculated and, as a result, our NAV will often not incorporate the current NAV per unit of such Other Blackstone Account.
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
Changes in Valuations
. When the Sponsor determines the fair value of our Direct Investments, the Sponsor updates the prior month-end
valuations by considering the latest available financial data for such Direct Investments, as well as any cash flow activity related to the investments during the month. On a quarterly basis, the Sponsor will value our Direct Investments utilizing the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of our Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that our Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each private investment at least once per quarter. Additionally, the Sponsor will engage a second qualified independent valuation advisor to provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of our Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. As a result, it is expected that each Direct Investment will be subject to multiple reviews by independent valuation advisors, including positive assurance at least quarterly and a range of values at least annually.
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
Limitations of NAV
. The Sponsor’s determination of our monthly NAV per Unit will be based in part on the latest quarterly valuation of each of our Investments, as adjusted each month to incorporate the latest available financial data for such Investments, including any cash flow activity related to such Investments. As a result, our published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation.
The Sponsor may, but is not obligated to, monitor our Direct Investments on an ongoing basis for events that the Sponsor believes may have a material impact on our NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one specific investment events that the Sponsor believes may have a material impact on the most recent fair values of such Direct Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by the Sponsor, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, provide an estimate of the change in value of the Direct Investment. In addition to tracking the NAV plus related cash flows of our Primary Commitments and Secondary Investments, the Sponsor may, but is not obligated to, track relevant issuer-specific events or broader market-driven events that the Sponsor believes may have a material impact on our NAV as a whole, and the most recent fair values of our Primary Commitments and Secondary Investments. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund. The Sponsor may consider such information and may conclude in certain circumstances that a material event has occurred such that the latest information provided by the investment fund’s investment advisor or investment manager no longer represents the fair value of a particular asset held by such investment fund. If the Sponsor concludes in good faith that the latest NAV reported by an investment fund’s investment advisor or investment manager does not represent fair value (e.g., there is more current information regarding a portfolio asset which significantly changes its fair value) the Sponsor may make a corresponding adjustment to reflect the current fair value of such asset within such investment fund.
In general, the Sponsor expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with the Valuation Policy. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either Unitholders who redeem their Units, or Unitholders who buy new Units, or existing Unitholders. The methods used by the Sponsor to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and redeem Units, and investors should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
Limited Operating History.
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for the PE Platform, we have a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. Investors should draw no conclusions from the performance of investment funds sponsored by Blackstone and the past activities and performance of our investment professionals and any investment vehicles they managed are not indicative of the results that we can expect to achieve. The size and type of Investments expected to be made by us could differ from prior Blackstone investments (including prior private equity investments) and, accordingly, our results are independent thereof. Valuations of Investments are prepared on the basis of certain qualifications, assumptions, estimates and projections, and there is no assurance that the projections or assumptions used, estimates made or procedures followed by Blackstone or any third-party valuation agent are correct, accurate or complete. In addition, there can be no guarantee that investment opportunities will be identified for us or that, once identified, such investment opportunities will close or will close at the anticipated acquisition price; furthermore, there can be no guarantee that an investment opportunity will generate income or a return of capital or any distribution from us. An investor should only invest in our Fund as a part of an overall investment strategy and only if the investor is able to withstand a total loss of its investment.
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
The Performance Participation Allocation that the General Partner is entitled to from us is based on a total return metric adjusted to exclude the impact of certain expenses, including expenses related to distributions, and therefore such total return measure will differ from the performance that investors will experience. Further, investors will experience performance that is net of any Performance Participation Allocation received by the General Partner from us.
Lack of Management Rights; Reliance on the Sponsor.
The Sponsor has exclusive responsibility for management and oversight of our activities, subject to certain oversight rights held by the Board. Unitholders will not have the right to make or evaluate any Investment made by us, or other decisions concerning direct management of us and our Portfolio Entities and will not receive some of the financial information with respect to future opportunities that are available to the Sponsor. The Sponsor and the BX Managers generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Investments on our behalf (subject to certain specified exceptions). Accordingly, Unitholders are dependent upon the judgment and ability of the Sponsor to source transactions and invest and manage our capital. The Sponsor may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Sponsor to identify suitable Investments, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of Investments. No potential investor who is unwilling to entrust all aspects of our management to the Sponsor should invest in us.
Role of Investment Professionals.
Our success will depend in part upon the skill and management expertise of the Sponsor’s investment professionals. Their interests in the Sponsor, and the vesting and potential forfeiture terms to which their interests are subject, are intended to financially discourage them from leaving the Sponsor, but there is ever increasing competition among industry participants for hiring and retaining qualified investment professionals. There can be no assurance that any professional will continue to be associated with the Sponsor or involved in us throughout the life of our Fund or that any new hires or replacements will meet expectations. Further, the time, dedication and scope of work of an investment professional varies considerably. Some professionals involved in Blackstone’s other investment funds, including prior Blackstone private equity funds, will not be involved in us or will have limited involvement with us. In addition, investment decisions are often considered by the BXPE Investment Committee or otherwise by multiple investment professionals. Discussion and debate among them are generally helpful to the investment decision-making process but excessive disagreement could adversely impact us. Finally, the Sponsor’s investment professionals work on a variety of projects and funds for Blackstone and/or its affiliates and portfolio entities or have other roles within Blackstone, which will likely result in less than all of their time and attention being allocated to us, and their dedication of a substantial portion of their time and attention being allocated to other matters, aside from us, and the ability of members of the investment team to access other professionals and resources within Blackstone for our benefit may be limited. (See also, “—Allocation of Personnel” herein.)
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
Proxy Statements, Unitholder Proposals and Other Matters.
Holders of our Units are not entitled to vote in the election of our directors. Accordingly, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances (if any) where a vote of holders of our Units is required under the Partnership Agreement or Delaware law. Moreover, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit shareholder proposals under Rule
14a-8
of the Exchange Act.
Potential Conflicts of Interest
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Sponsor, us, the Other Blackstone Accounts, our and Other Blackstone Accounts’ Portfolio Entities and affiliates, partners, members, shareholders, officers, directors and employees (current and former) of the foregoing, some of which are described herein. Additional conflicts of interest are also expected to arise by virtue of our Investments in Third-Party Fund Managers and their investment activities (including, where applicable, their management of Third-Party Pooled Investment Vehicles), although such Third-Party Fund Managers and Third-Party Pooled Investment Vehicles will not be considered “affiliates” of Blackstone or us for any purpose. However, not all potential, apparent and actual conflicts of interest are included herein and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. Potential Unitholders should review these disclosures and the Sponsor’s Form ADV carefully for additional risks and conflicts disclosure before making an investment decision.

Subject to the Partnership Agreement, if any matter arises that the Sponsor and its affiliates determine in their good faith judgment constitutes an actual and material conflict of interest, the Sponsor and relevant affiliates will take the actions they determine in good faith may be necessary or appropriate to mitigate and/or disclose the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to us or the Unitholders. Thereafter, the Sponsor and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.
Actions that could be taken by the Sponsor or its affiliates to mitigate a conflict include, by way of example and without limitation (subject to the terms of the Partnership Agreement), (a) if applicable, handling the conflict as described herein, (b) obtaining from the Board of Directors (or the Independent Directors) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board of Directors to address the conflict, (c) disposing of the investment or security giving rise to the conflict of interest, (d) disclosing the conflict to the Board of Directors, including the Independent Directors, as applicable, or Unitholders (including, without limitation, in distribution notices, financial statements, letters to Unitholders or other communications), (e) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (f) validating the arms’ length nature of the transaction by referencing participation by unaffiliated third parties, (g) in the case of conflicts among clients, creating groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (h) implementing policies and procedures reasonably designed to mitigate the conflict of interest, (i) relying on investment decisions that were made by the general partner (or similar managing entity) of any Other Blackstone Account alongside or through which we invest or (j) otherwise handling the conflict as determined appropriate by the Sponsor in its good faith reasonable discretion. Subject to the Partnership Agreement, the General Partner has significant discretion in analyzing and determining whether any material conflict of interest exists and therefore whether to require consent by the Board of Directors. Unless otherwise required by the Partnership Agreement, the General Partner is expected to determine in many cases that, although a potential for conflict may exist, such potential conflict does not rise to a material conflict of interest requiring such consent, including because of the presence or implementation of mitigation factors described above or elsewhere in this report, or because of the presence of implementation of other facts or mitigants that the General Partner determines to be sufficient, in which case no such consent will be required. There can be no assurance that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us. For the avoidance of doubt, subject to the Partnership Agreement, where the consent or approval of any limited partner advisory committee or other applicable conflict mitigation is sought with respect to any Other Blackstone Account matter, the consent or approval of our Board of Directors shall not be required in connection with such matter and the lack thereof shall not prevent any Other Blackstone Account from proceeding on the basis of any Other Blackstone Account’s limited partner advisory committee’s consent or approval (including in circumstance in which we do not similarly proceed). Conversely, to the extent the limited partner advisory committee (or other applicable conflict mitigation) of any Other Blackstone Account does not consent to or approve of a matter, notwithstanding the consent or approval of our Board of Directors to such matter or the determination by the General Partner that such consent or approval is not necessary, the Sponsor may determine not to proceed, which could result in us not participating in transactions that the Sponsor otherwise believes would be beneficial for us.
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
Performance-Based Compensation.
The Performance Participation Allocation creates a greater incentive for the Sponsor to make more speculative Investments on our behalf or time the purchase or sale of Investments in a manner motivated by the personal interest of Blackstone personnel than if such performance-based compensation did not exist, as the Sponsor receives a disproportionate share of profits above the preferred return hurdle. A similar incentive exists at the level of the Third-Party Fund Managers in which we may invest. The general partner clawback with respect to our indirect clawback liability pertaining to Third-Party Fund Managers in which we may invest in respect of our applicable share of carried interest generated by such Third-Party Fund Managers, potentially creates other misalignments of interests between such Third-Party Fund Managers, on the one hand, and the investors in the Third-Party Pooled Investment Vehicles on the other hand, such as an incentive for the Third-Party Fund Managers to make more speculative investments, to defer disposition of an investment that would result in a realized loss (or a return on investment that was less than the preferred return, where applicable under the organizational documents of the relevant Third-Party Pooled Investment Vehicle) and trigger the clawback, or delay the dissolution and liquidation of a Third-Party Pooled Investment Vehicle if doing so would trigger a clawback obligation and/or seek to deploy capital in investments at an accelerated pace. Blackstone will generally have no control over the decision to dispose of underlying investments made by Third-Party Fund Managers in which it invests and will be reliant upon such Third-Party Fund Managers to make such decisions in a fair and reasonable manner and on a timely basis. In addition, the current U.S. federal income tax law provides for a lower capital gains tax rate on performance-based compensation from Investments held for at least three years, which can be expected to incentivize Third-Party Fund Managers in which we invest to accelerate deployment of capital at the beginning of the investment period of closed-ended funds they manage, and the Sponsor and Third-Party Fund Managers in which we invest to hold investments longer to ensure long-term capital gains treatment or dispose of investments prior to any change in law that would result in a higher effective income tax rate on the Performance Participation Allocation or equivalent performance-based compensation respectively. Furthermore, in the event of our liquidation, the Sponsor may receive a Performance Participation Allocation with respect to a distribution in-kind
of
non-marketable
securities. The amount of the Performance Participation Allocation will be dependent on the valuation of the non-marketable
securities distributed, which will be determined by the Sponsor and could incentivize the Sponsor to value the securities higher than if there were no Performance Participation Allocation. The Sponsor can engage a third party to determine the value of securities distributed in-kind
or
non-marketable
securities and rely upon the third-party opinion of value, but there can be no assurance such an opinion will reflect value accurately. (See “—Valuation Matters” herein.) The Sponsor is entitled to elect to receive its Performance Participation Allocation in the form of an in-kind
distribution of marketable securities of the related Portfolio Entity, including, but not limited to, if the purpose of such election is to permit one or more Blackstone personnel to donate such securities to charity (which may include private foundations, funds or other charities associated with any such personnel, or their respective family members), to the extent permitted by applicable law. The tax benefit derived from charitable giving has the effect of reinforcing and/or enhancing the Sponsor’s incentives otherwise resulting from the existence of the Sponsor’s Performance Participation Allocation described above and therefore conflicts of interest may arise in making decisions on our behalf.
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
Allocation of Personnel.
The Sponsor will devote such time and attention to us as it determines to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the BXPE Investment Committee, will work on other projects, serve on other committees (including boards of directors, as applicable) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their Portfolio Entities, including other investment programs to be developed in the future. Certain members of the Sponsor’s investment team are also members of Other Blackstone Accounts’ investment teams and will continue to serve in those roles (and, in certain circumstances, will devote a majority of their time and attention to such roles) and as a result not all of their business time will be devoted to the Sponsor or to us. Certain non-investment
professionals are not dedicated solely to us and are permitted to perform work for Other Blackstone Accounts, which is expected to detract from the time such persons devote to us. In this regard, however, a core group of Blackstone investment professionals will devote such time and attention as is reasonably necessary to our business and our Investments. Even some key personnel of the Sponsor who devote substantially all of their time and attention to Blackstone’s private equity investments generally and matters relating thereto within the Sponsor group do not devote their time and attention predominantly, or solely, to us, as the Sponsor group is one of various programs within Blackstone’s private equity business, and such personnel will, in certain circumstances, also be shared with the other Blackstone businesses and funds/strategies that may be launched in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us and Unitholders. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel outside the PE Platform share in the fees and performance-based compensation from us; similarly, the PE Platform’s personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest and attention in the allocation of time and attention by Blackstone personnel. The Sponsor’s determination of the amount of time and attention necessary to conduct our activities will be conclusive, and Unitholders rely on the Sponsor’s judgment in this regard.
In addition, professionals of the Sponsor have participated and are expected to participate in a Blackstone-sponsored program whereby any professional of the Sponsor may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction involving any Third-Party Fund Manager or Third-Party Pooled Investment Vehicle to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include carried interest generated by a fund managed by such other business unit of Blackstone (or potentially even in a Third-Party Fund Manager). While not expected to be material, the amount of any carried interest or other compensation received in connection with any such program could ultimately be material and could involve a variety of conflicts of interests relating to such professional’s responsibilities with respect to us and our Portfolio Entities, the incentive they would have to refer transactions to other Blackstone business units, and the financial interests they could have in Other Blackstone Accounts (including those that could invest in the same Portfolio Entities as us or could transact with us, for example, in cross transactions) as a result of their participation in the aforementioned program.

Outside Activities of Principals and Other Personnel and their Related Parties.
Certain personnel of Blackstone will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and our/their respective Portfolio Entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of ours, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question could have a greater financial interest in the performance of the other entities than our performance. This involvement would create conflicts of interest in making Investments on behalf of us and such other funds, accounts and other entities. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, venture capital funds, real estate funds, hedge funds and other investment vehicles (it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for us, Other Blackstone Accounts and/or Blackstone), as well as engage in other personal trading activities relating to companies, assets, securities or instruments it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for us, Other Blackstone Accounts and/or Blackstone (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority) which may give rise to conflicts of interest related to misaligned interests between us and such persons, it being understood that where Blackstone personnel make investments in alternative investment funds and other investment vehicles with the intent to source investments for us or Other Blackstone Accounts, there is a greater likelihood that we or such Other Blackstone Accounts will invest in companies in which Blackstone personnel hold an indirect interest. There could be situations in which such alternative investment funds invest in the same portfolio companies as us and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, us. There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. This conflict is furthered by the overlap in senior leadership among the Sponsor and various Blackstone business units. Unitholders will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us and may not receive notice should we make investments in which such persons hold indirect interests. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential Investments of ours or other counterparties of ours and our Portfolio Entities and/or assets. Moreover, in certain instances, we or our Portfolio Entities can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, including the Sponsor, in deciding whether to select, recommend or create such service providers to perform services for us or a Portfolio Entity (the cost of which will generally be borne directly or indirectly by us or such Portfolio Entity, as applicable) and to incentivize Blackstone to engage such service provider over a third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and the Sponsor undertakes no obligations to select service providers who may have lower rates. The Sponsor undertakes no minimum amount of benchmarking. To the extent the Sponsor does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not the Sponsor has a relationship with, or receives financial or other benefit from recommending, a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. In most such circumstances, the Partnership Agreement will not preclude us from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Sponsor. The Unitholders rely on the Sponsor to manage these conflicts in its sole discretion.
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
co-invest
alongside) us on preferential terms.
Secondments and Internships.
Certain personnel of Blackstone and its affiliates, including Consultants (as defined herein), will, in certain circumstances, be seconded to one or more Portfolio Entities, vendors and service providers or Unitholders of ours and of Other Blackstone Accounts to provide finance, accounting, operational support, technology, data management (including artificial intelligence) and other similar services, including the sourcing of Investments for us or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne (in whole or in part) by Blackstone and its affiliates or the organization for which the personnel are working or both (including fees for acquisition and/or transaction services to brokers, Consultants (including Sustainability consultations) or other finders). In addition, personnel of Portfolio Entities, vendors, service providers (including law firms and accounting firms) and Unitholders of ours and of Other Blackstone Accounts will, in certain circumstances, be seconded to serve internships at, receive trainings from or otherwise provide consulting services to, Blackstone, us, Other Blackstone Accounts and the Portfolio Entities of ours and of Other Blackstone Accounts. While often we, Other Blackstone Accounts and our/their Portfolio Entities are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the Portfolio Entity, vendor or service provider also provides services to us, Other Blackstone Accounts or Blackstone in the ordinary course. We and our Portfolio Entities can be expected to pay compensation or cover fees or expenses associated with such secondees and interns, and if a Portfolio Entity pays the cost, it will be borne directly or indirectly by us. If Blackstone or the Sponsor pays salaries or covers expenses associated with such secondees and interns, they could seek reimbursement from us for such amounts. Additionally, the Sponsor, Blackstone, we, Other Blackstone Accounts or our/their respective Portfolio Entities could receive benefits from arrangements, including arrangements at no or reduced cost, with secondees or interns employed by service providers or vendors (or affiliates thereof) that provide services to, or whose employees serve as secondees or interns to, us (or our Portfolio Entities) that bear the compensation, fees or expenses associated with such services, secondees or interns. Furthermore, such arrangements, including those at no or reduced cost, could include secondees or interns who perform services for the benefit of the Sponsor, Blackstone, us, Other Blackstone Accounts or their respective Portfolio Entities that do not benefit us or our Portfolio Entities.

To the extent secondee or intern, compensation, fees or expenses are borne by us, including indirectly through our Portfolio Entities or reimbursement of Blackstone for such cost, Fund Fees will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above can be expected to provide services in respect of multiple matters, including in respect of matters related to the Sponsor Blackstone, us, Other Blackstone Accounts, Portfolio Entities, each of our/their respective affiliates and related parties, and any costs of such personnel could be allocated accordingly. The Sponsor and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to the sponsor, Blackstone, us, Other Blackstone Accounts, Portfolio Entities and other parties based on time spent by the personnel or another methodology the Sponsor or Blackstone deems appropriate in a particular circumstance.
In addition, there could be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded to or temporarily hired by our Portfolio Entities or, at times, our Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts Portfolio Entities by our Portfolio Entities (or our Investments) will result in a potential conflict of interest between our Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or our relevant Portfolio Entities, as applicable, and the fees paid by us or such Portfolio Entities to other Portfolio Entity service providers or vendors do not offset or reduce the Fund Fees. See also “—Portfolio Entity Service Providers and Vendors” herein.
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
Advisors, Consultants and Partners.
The Sponsor, its affiliates and their respective personnel and related parties engage and retain strategic advisors, consultants, senior advisors, operating advisors, industry experts, joint venture and other partners and professionals and market participants, any of whom might be current or former executives or other personnel of the Sponsor, its affiliates or Portfolio Entities of ours or of Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and our/their Portfolio Entities retain and pay compensation to Consultants to provide services, or to undertake a build-up
strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a Portfolio Entity to Consultants in connection with the above services, including cash fees, profits or equity interests in a Portfolio Entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as fund expenses or expenses of the Portfolio Entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Sponsor or its affiliates, be chargeable to the Sponsor or its affiliates or deemed paid to or received by the Sponsor or its affiliates, or offset or reduce any Fund Fees to the Sponsor or be subordinated to return of the Unitholder’s capital. Amounts charged by

Consultants will not necessarily be confirmed as being comparable to market rates for such services. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on our behalf – for example in the same way that executives from portfolio companies of Other Blackstone Accounts may provide insight and/or deal origination for our benefit, the work performed by executives of our Portfolio Entities may benefit Consultants and/or Other Blackstone Accounts. Consultants may attend events and/or meetings sponsored by our Portfolio Entities and/or Other Blackstone Accounts or other members of the Blackstone network, and similarly, members of the Blackstone network may attend any meetings of ours and may be involved in fundraising activities on behalf of Blackstone. Also, Consultants (including for this purpose, strategic investors described in “—Syndication; Warehousing”) often may be afforded the right to co-invest
alongside us in Portfolio Entities and Investments or invest directly in products managed by Third-Party Fund Managers in which we invest, participate in long-term incentive plans of a Portfolio Entity or Third-Party Fund Manager, and invest directly in us or in vehicles controlled by us, with reduced or waived Fund Fees and performance-based compensation (where permitted by applicable law), including potentially after the termination of their engagement by or other status with Blackstone, and such co-investment
or participation (which generally will result in us being allocated a smaller share of an Investment than would otherwise be the case in the absence of such side-by-side
co-investment
rights and such
co-investment
or participation (which generally will result in us being allocated a smaller share of an Investment and less co-investment
being available to Unitholders)) may or may not be considered part of Blackstone’s side-by-side
co-investment
rights, as determined by the Sponsor or its affiliates in their sole discretion. Consultants’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Consultant. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries and other service providers) of ours or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations holistically, which can in some circumstances result in a cost to us (or otherwise make the terms of the transaction less favorable for us).
The General Partner may cause us to bear a portion or the entire amount of organizational and ongoing expenses (or broken deal expenses, if applicable) relating to the Consultant’s co-investment
alongside us as fund expenses or as expenses of the Portfolio Entity, notwithstanding that the Consultant and other equity holders in that Portfolio Entity will receive the benefit of any returns that result from Consultant services.
The time, dedication, nature of the relationship and scope of work of a Consultant varies considerably. In some cases, a Consultant advises Blackstone on transactions, provides the Sponsor with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of Portfolio Entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Sponsor and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We and the Sponsor can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have certain attributes of Blackstone “employees” (e.g., they can be expected to have offices (and potentially, have dedicated office space) at Blackstone, receive administrative support from Blackstone personnel, participate in certain meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related email addresses or business cards and participate in certain arrangements (e.g., the side-by-side
program) typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Partnership Agreement and the Investment Management Agreement, as applicable, and their salary and related expenses are paid by us as fund expenses or by Portfolio Entities without any reduction or offset to Fund Fees. Some Consultants work only for us and our Portfolio Entities, while other Consultants may have other clients, including Other Blackstone Accounts, as described below. In particular, in some cases, Consultants, including those with a “Senior Advisor,” “Operating Advisor” or “Executive Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to the Sponsor potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Sponsor under the Investment Management Agreement and/or the Partnership Agreement, the compensation to such Consultants may be borne fully by us and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor. Consultants could have conflicts of interest between their work for us and our Portfolio Entities, on the one hand, and themselves or other clients, on the other hand, and the Sponsor is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants are permitted to provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf may benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the Sponsor shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant to such Other Blackstone Accounts, except as described below. In certain cases, including where we do not own a controlling interest in a Portfolio Entity, the Portfolio Entity, its management and/or equity holders potentially will not agree to engage and/or bear the costs of Consultants. In such cases, where the General Partner believes the services of the Consultant will benefit a Portfolio Entity, it is authorized to cause us to bear such costs directly, resulting in us bearing a disproportionate share of those costs vis-à-vis
other equity holders of a Portfolio Entity, notwithstanding that other equity holders in that Portfolio Entity will receive the benefit of any returns that result from Consultant services.
As an example of the foregoing, in Investments including a “platform company,” we will in certain circumstances, enter into an arrangement from time to time with one or more individuals (who may be former personnel of Blackstone or current or former personnel of Portfolio Entities of ours or of Other Blackstone Accounts, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a new business line or a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant Portfolio Entity, as the case may be, could include the following with respect to Investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant Portfolio Entity could be compensated with a salary and equity incentive plan, including a portion of profits derived from us or a Portfolio Entity or asset of ours (which may take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Such compensation could be based on assets under management and/or a waterfall similar to a carried interest, respectively, or other similar metric, which will not be subject to the management fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former senior advisors or consultants to the Sponsor, its affiliates and/or Portfolio Entities of Other Blackstone Accounts, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. See also “—Blackstone Affiliated Service Providers” herein. In such circumstances, we would initially invest capital to fund some or all of the costs of such platform companies, including costs related to overhead (including rent, utilities, benefits, salary or retainers for the individuals and/or their affiliated entities) and the sourcing, costs of due diligence and analysis of Investments, as well as the compensation for the individuals and entity undertaking the build-up
strategy. Such expenses could be borne directly by us as fund expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a Portfolio Entity. None of such Portfolio Entities or Consultants will be treated as affiliates of the Sponsor for purposes of the Partnership Agreement and/or Management Agreement and none of the fees, costs or expenses described above will reduce or offset Fund Fees. The activities performed by investment professionals at platform companies will in certain cases be similar to the investment management activities performed by the Sponsor’s investment professionals in respect of us. In such cases, we will both indirectly bear the compensation expenses for the platform companies’ investment professionals and directly bear the management fees in respect of capital invested by us in such platform companies. The Sponsor could have an incentive to cause us to invest in platform companies in circumstances where such investments have the effect of reducing (or avoiding a need to increase) the number of investment professionals that the Sponsor needs to employ in respect of us.

In addition, the Sponsor will, in certain circumstances, engage third parties as Consultants (or another similar capacity) in order to advise it with respect to existing Investments, specific investment opportunities, and economic and industry trends. Such Consultants are permitted to receive reimbursement of reasonable related expenses by us or our Portfolio Entities and may have the opportunity to invest in a portion of the assets available to us for investment which may be taken by the Sponsor and its affiliates. If such Consultants generate investment opportunities on our behalf, such Consultants are permitted to receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by us and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor.
Blackstone provides strategic support services to Third-Party Fund Managers in which Other Blackstone Accounts invest, including, without limitation, client development, fundraising, marketing, strategy, product development, HR/talent management and other operational assistance and value creation (as provided in the constituent documents of such Other Blackstone Accounts). Expenses associated with such services, including the allocation of the compensation and benefits of the strategic support personnel performing such services, are allocated between such Other Blackstone Accounts, the relevant Blackstone investment adviser and/or an affiliate thereof, as determined by such investment adviser in good faith in accordance with its strategic support expense policy. In connection with an Investment by us in a Third-Party Fund Manager in or alongside Other Blackstone Accounts or related vehicles, we could be required to bear, directly or indirectly, a portion of the expenses associated with the strategic support services provided to such Third-Party Fund Manager.
Multiple Blackstone Business Lines.
Blackstone has multiple business lines, including the Blackstone Capital Markets Group (“BXCM”), which Blackstone, us, our Portfolio Entities and Other Blackstone Accounts and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. There will be no limitations on the ability of such other business units to provide services to or engage in transactions with Third-Party Fund Managers in which we invest and their affiliates or Portfolio Entities, and Unitholders will not be entitled to share in any fees or payments received in respect of any such services or transactions or receive notice thereof, and any such fees or payments will not result in any offset to Fund Fees. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with the Sponsor that would be relevant to monitoring our Investments and other activities, including as a result of information received from Third-Party Fund Managers in connection with such other Blackstone businesses. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit the ability of us or our Portfolio Entities and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete
in connection with a sale or other transaction or agreed to other restrictions that could impact our ability to consummate investments. These types of restrictions may negatively impact our ability to implement our investment program. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities.” Finally, Blackstone personnel who are members of the investment team or the BXPE Investment Committee may be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other personal or business activities, in which case we will not benefit from their experience. The Unitholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.

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
Minority Investments in Asset Management Firms.
Blackstone and Other Blackstone Accounts regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, us, Other Blackstone Accounts and our/their respective Portfolio Entities, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio entities. It is contemplated that we will participate in these kinds of investments. Typically, the Blackstone-related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance-based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone-related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third-party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although we, Blackstone, and Other Blackstone Accounts do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control
investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone, us and Other Blackstone Accounts will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers will not be deemed “affiliates” of Blackstone for any purpose, Blackstone could, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest. We may from time to time participate in such investments alongside Other Blackstone Accounts. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose our Investments to claims by third parties in connection with such Investments (as indirect owners of such asset management firms or similar businesses) that could have an adverse financial or reputational impact on our performance. Furthermore, it is expected that we, our affiliates and our/their respective Portfolio Entities will engage in transactions with, and buy and sell Investments from, any such third-party asset managers and their sponsored funds, and make investments in vehicles sponsored by such third-party asset managers, which may result in the Blackstone-related party earning carried interest/performance-based incentive compensation and/or fee income in respect of any such transactions. Subject to the terms of the Partnership Agreement, such transactions and other commercial arrangements between us and our Portfolio Entities, on the one hand, and such third-party asset managers on the other may not be subject to approval by the Board of Directors. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and us and our Portfolio Entities, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in our favor. Unitholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions.
Blackstone Policies and Procedures; Information Walls.
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures, such as Blackstone’s information wall policy, implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that we expect to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including, but not limited to, private equity, growth equity, a credit business, a secondary funds business, an infrastructure business, an insurance solutions business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject to if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between us and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that we expect to utilize for the purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public
information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to us, might become restricted to those other respective businesses and otherwise be unavailable to us. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect our ability to effectively achieve their investment objective by unduly limiting our investment flexibility and/or the flow of otherwise appropriate information between the Sponsor and other business units at Blackstone. For example, in some instances, personnel of Blackstone may be unable to assist with our activities as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, in some instances, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to arrange for the sale and liquidation of all or any portion of an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
In addition, to the extent that Blackstone is in possession of material non-public
information or is otherwise restricted from trading in certain securities, we and the Sponsor may also be deemed to be in possession of such information or otherwise restricted which could reduce our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit our ability and/or our Portfolio Entities’ and our/their affiliates’ ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Data.
Blackstone receives, generates or obtains various kinds of data and information from us, Other Blackstone Accounts, our/their Portfolio Entities, our Unitholders and investors in Other Blackstone Accounts, and service providers, including, but not limited to, data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, Sustainability, energy usage, carbon emissions and related metrics, customer and user data, employee and contractor data, supplier and cost data, and other related metrics, financial information, commercial and transactional data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership distribution and derived works rights over) this data and information from us, Other Blackstone Accounts, our/their Portfolio Entities, our Unitholders and investors in Other Blackstone Accounts. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements with us, Other Blackstone Accounts, our/their respective Portfolio Entities, Unitholders and limited partners in Other Blackstone Accounts as well as with related parties and service providers, which will give Blackstone access to (and rights regarding, including use, ownership, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with us. Further, this alternative data is expected to be aggregated across us, Other Blackstone Accounts and our/their respective Portfolio Entities. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on behalf of us and Other Blackstone Accounts, information obtained from us, our Portfolio Entities, and, at their election, certain Unitholders and investors in Other Blackstone Accounts also provides material benefits to Blackstone, Other Blackstone Accounts or Portfolio Entities, typically without compensation or other benefit accruing to us, our Unitholders or Portfolio Entities. For example, information from a Portfolio Entity owned by us can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone’s ability to provide advice or direction to a company’s management team on strategy or operations, and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the Portfolio Entity, typically without compensation or benefit to us or our Portfolio Entities. Blackstone is expected to serve as the repository for such data described in this paragraph, including with ownership, use and distribution rights therein. Blackstone may also share data from a Portfolio Entity (on an anonymized basis) with a portfolio entity of an Other Blackstone Account, which may increase a competitive disadvantage for, and indirectly harm, such Portfolio Entity (although the opposite may be true as well, in which case a Portfolio Entity of the Fund may receive data from a portfolio company of an Other Blackstone Account). In addition, Blackstone may have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties (including confidentiality agreements entered into with Third-Party Fund Managers in which we invest) to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use and distribution of material non-public
information, Blackstone is generally free to use and distribute data and information from our and our Portfolio Entities’ activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to trading activities or other uses for our benefit and/or the benefit of Blackstone or an Other Blackstone Account. This may include utilizing information received from Third-Party Fund

Managers in furtherance of such purpose, subject to confidentiality obligations owed by the Sponsor or its affiliates. Any confidentiality obligations of ours do not limit Blackstone’s ability to do so. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry could, subject to applicable law, be enhanced by information provided by or relating to a Portfolio Entity or a Third-Party Fund Manager in the same or related industry. Such trading or other business activities are expected to provide a material benefit to Blackstone without compensation or other benefit to us or our Unitholders.
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
Buying and Selling Investments or Assets from Certain Related Parties.
We and our Portfolio Entities have purchased or sold and/or can be expected to purchase or sell Investments or assets, including seasoned Investments and interests in Other Blackstone Accounts, from/to Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, including the parties which such Unitholders, Portfolio Entities of Other Blackstone Accounts, own or have invested in. In certain circumstances, it can be expected that the proceeds received by a seller from us in respect of an investment or asset will be distributed, in whole or in part, to a related party (i.e., a Unitholder, Other Blackstone Account and/or portfolio companies thereof) of ours when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller). In such circumstances, Unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties, may also have limited governance rights in respect of such seller or such investment or asset. Blackstone will generally rely upon internal analysis consistent with its valuation policies and procedures to determine the value of the applicable investment or asset, though it could also obtain third-party valuation reports in respect thereof. Such purchases and sales could occur on a programmatic basis. In each such circumstance, it can be expected that the proceeds received by a seller from us (or our Portfolio Entities) in respect of an investment or asset could be distributed, in whole or in part, to a related party (i.e., a Unitholder, Portfolio Entity or Other Blackstone Account when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller)). In other circumstances where we or a related party of ours (i.e., a Unitholder, Portfolio Entity or Other Blackstone Account) holds publicly traded securities in a Portfolio Entity and we or such related party have entered into a privately negotiated transaction with such Portfolio Entity, we or such related party can be expected to receive (directly or indirectly) proceeds from such related party or us, as applicable, upon the consummation of such privately negotiated transaction. In each such circumstance, Unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties may also have limited governance rights in respect of such seller or such investment or asset. Except as expressly required under the Partnership Agreement, purchases and sales, directly or indirectly, of Investments or assets between us or our Portfolio Entities, on the one hand, and Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, on the other hand, are not subject to the approval of the Board of Directors or any Unitholder unless required under the Advisers Act or other applicable laws or regulations. We could originate or initially acquire an Investment (or portfolio of related Investments) in circumstances where we expect that certain portions or tranches thereof (which could be of different levels of seniority or credit quality) will be syndicated to one or more Other Blackstone Accounts or when such Other Blackstone Accounts provide equity or debt financing to us or third-party purchasers in connection with the disposition of such assets as described above (in which case Blackstone will have conflicting duties in determining the tranching thereof). See also “—Syndication; Warehousing” herein. Blackstone will have conflicting duties to us and Other Blackstone Accounts when we (or our Portfolio Entities) buy or sell assets from or to Other Blackstone Accounts (and, potentially, when we buy, sell or redeem interests in Other Blackstone Accounts), or when such Other Blackstone Accounts provide equity or debt financing to us or third-party purchasers in connection with the disposition of such assets including as a result of different financial incentives Blackstone may have with respect to us and such Other Blackstone Accounts. These conflicts will not necessarily be resolved in our favor, and Unitholders will not necessarily receive notice or disclosure of the occurrence of these conflicts. In addition, certain financings between us and Blackstone affiliates could involve structuring that in form is a transaction between us and an affiliate but will not be treated as the sale of an Investment from or to us from a Blackstone affiliate (or vice versa) for purposes of the Partnership Agreement, as determined by the Sponsor in good faith. For example, where we, in anticipation of a take private transaction, purchase publicly traded securities of an issuer in which an Other Blackstone Account holds a de minimis interest, such take private transaction, if structured as a merger between the issuer and one or more subsidiaries of ours would generally not be treated as the sale of an investment in such issuer from such Other Blackstone Accounts to us (or vice versa) for purposes of the Partnership Agreement, including in a situation where holders of the securities of the issuer automatically receive cash consideration in exchange for their interest when the merger becomes effective.
There can be no assurance that any Investment or assets sold by us to an Other Blackstone Account or Portfolio Entities thereof, or any of their respective related parties (or where any such related parties are providing financing to us or a third-party purchaser or where any interests in Other Blackstone Accounts are being sold or redeemed by us) will not be valued at or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account, Portfolio Entities thereof, or any of their respective related parties (or were sold in a transaction where we or the third-party purchaser are/is not receiving financing from a related party, or in the case of interests in an Other Blackstone Account sold or redeemed by us, if the issuer of the interests were a third party rather than an Other Blackstone Account). Blackstone will not be required to solicit third-party bids or obtain third-party valuation prior to causing us or any of our Portfolio Entities to sell any asset or Investment from or to an Other Blackstone Account, Portfolio Entities thereof, or any of their respective related parties as provided above (or to purchase, sell, or redeem any interests in an Other Blackstone Account). In the event Blackstone does solicit third-party bids in a sale process of any such assets, the participation of an Other Blackstone Account (or a related party thereof) through the financing of a third-party purchase could potentially have a negative impact on the overall process. For example, a bidder that is not or has otherwise chosen not to work with an Other Blackstone Account for such financing, could perceive the process as favoring parties that are doing so. While Blackstone will seek to develop sales procedures that mitigate conflicts for us, there can be no assurance that any bidding process will not be negatively impacted by the involvement of any Other Blackstone Accounts in the relevant transaction. In addition, we may “rent” a license of an Other Blackstone Account or a Portfolio Entity of an Other Blackstone Account, which may involve us transferring Investments or assets to such licensor, for a fee. Further, a Portfolio Entity may sell its data to Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties (see also “—Data” and “—Data Management Services”). All the foregoing transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone will have with respect to the parties to the transaction. For example, there can be no assurance that any Investment or asset sold by us to a Unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such Investment or asset were sold to a third party rather than to a Unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties. Blackstone will not be required to solicit third-party bids or obtain a third-party valuation prior to causing us or any of our Portfolio Entities to purchase or sell any Investment or asset from or to a Unitholder, a Portfolio Entity of an Other Blackstone Account or any of their respective related parties as provided above (or to purchase, sell or redeem any interests in an Other Blackstone Account). These conflicts relating to buying or selling Investments or assets to or from certain related parties will not necessarily be resolved in our favor, and Unitholders will not necessarily be entitled to receive notice or disclosure of the occurrence of these conflicts.

Selling Assets to Other Blackstone Accounts.
Blackstone will have conflicting duties to us and Other Blackstone Accounts when we sell assets to Other Blackstone Accounts, including as a result of different financial incentives Blackstone may have with respect to us and such Other Blackstone Accounts, subject to the Partnership Agreement. There can be no assurance that any assets sold by us to an Other Blackstone Account will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account. Blackstone will not be required to solicit third-party bids prior to causing us to sell an asset to an Other Blackstone Account as provided above. By executing a Subscription Agreement with respect to our Units, each Unitholder acknowledges these conflicts related to purchasing and selling assets from/to Other Blackstone Accounts, acknowledges that these conflicts will not necessarily be resolved in our favor, agrees that Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above), consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against the Sponsor or its affiliates and releases each of them from any liability arising from the existence of any such conflict of interest.
Blackstone Strategic Relationships.
Blackstone has entered, and it can be expected that Blackstone in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) (“Strategic Relationships”). A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to multiple Blackstone funds, one of which may be the Fund. To the fullest extent permitted by law, the Unitholders will not receive a copy of any agreement memorializing a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored nations” election process any such rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that any further disclosure or reporting information will be shared with the limited partners about any Strategic Relationship, except as may be required by law). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, secondment arrangements, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest, secondment of personnel from the investor to Blackstone (or vice versa), targeted amounts for co-investment
opportunities alongside Blackstone vehicles (including, without limitation, preferential or favorable allocation of co-investment,
and preferential terms and conditions related to
co-investment
or other participation in Blackstone vehicles (including any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates thereof or other penalties that may result if certain target co-investment
allocations or other conditions under such arrangements are not achieved)). The co-investment
that is part of a Strategic Relationship can be expected to include co-investment
in investments made by us. Blackstone, including its personnel (including our and other private equity personnel), can be expected to receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from us or source investment opportunities for Strategic Relationships. Strategic Relationships will, in certain circumstances, therefore, result in fewer co-investment
opportunities (or reduced allocations) being made available to the Unitholders. (See also “—Additional Potential Conflicts of Interest with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment”
herein.)
Other Blackstone Accounts; Allocation of Investment Opportunities.
Blackstone invests its own capital and third-party capital throughout the world, including on behalf of its other investment funds, investment vehicles, permanent capital vehicles, accounts and related entities (including Other Blackstone Accounts), which includes a number of existing Other Blackstone Accounts that have an investment strategy or objective that is adjacent to or overlaps with those of ours, including in particular BXPE Lux. The investment objectives of such Other Blackstone Accounts may be a subset of, overlap significantly with, or be more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of the BXPE Fund Program, and allocations of relevant investment opportunities will be made to such Other Blackstone Accounts on a priority basis. Moreover, Blackstone may establish Other Blackstone Accounts or other vehicles that would otherwise be Other Blackstone Accounts but for the fact that the vehicles will not target multiple investments and/or are publicly offered (e.g., a special purpose acquisition vehicle), and this is the case even though the initial target company may make additional add-on
acquisitions. Such Other Blackstone Accounts may be sponsored and managed by the Sponsor or its affiliates and may participate alongside the BXPE Fund Program with respect to investments within such narrower focus, limitation or shared investment objectives (which may reduce, in whole or in part, the allocation thereof to the BXPE Fund Program). Unitholders should expect that not all of the investment opportunities suitable for the BXPE Fund Program will be presented to the BXPE Fund Program. Investment opportunities that might otherwise fall within investment objectives of the BXPE Fund Program or strategy may be allocated to Other Blackstone Accounts (in whole or in part). In addition, certain Other Blackstone Accounts have investment objectives, and a history of investing in investments that are a subset of or overlap with the investment objectives of the BXPE Fund Program’s investment program.
We invest alongside BXPE Lux as part of the BXPE Fund Program
.
While we and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, we and BXPE Lux are operated as distinct investment structures. As a result, certain conflicts may arise between us and BXPE Lux with respect to the allocation of investment opportunities. Investment opportunities are allocated between us and BXPE Lux in accordance with Blackstone’s prevailing policies and procedures on a basis that the Sponsor believes to be fair and reasonable in its sole discretion, which may be pro-rata
based on available capital, subject to the following considerations: (x) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of us and BXPE Lux; (y) available capital of us and BXPE Lux; and (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) the sector and geography/location of the investment, (b) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (c) expected cash characteristics of the investment (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (d) expected capital expenditures required as part of the investment, (e) portfolio diversification and concentration concerns with respect to us and BXPE Lux, (f) repurchase or redemption requests and anticipated future subscriptions for us and BXPE Lux, (g) anticipated tax treatment of the investment, (h) timing expected to be necessary to execute an investment, and (i) other considerations deemed relevant by the Sponsor in good faith.
Additionally, because the BXPE Fund Program invests across the Blackstone PE Platform, its investment strategy overlaps to a considerable degree with that of Other Blackstone Accounts that are actively investing and will similarly overlap with future Other Blackstone Accounts. Although the BXPE Fund Program may make unique investments that are not shared by Other Blackstone Accounts outside of the BXPE Fund Program, it is expected that many investment opportunities will be shared with Other Blackstone Accounts outside of the BXPE Fund Program to the extent such opportunities fall within the narrower investment strategy of such Other Blackstone Account and our broader investment strategy across the BXPE Fund Program. This overlap will from time to time create conflicts of interest, which the Sponsor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their prevailing policies and procedures. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXPE Fund Program’s investment strategy and objective are expected to be allocated on a priority basis in whole or in part to Portfolio Entities, Other Blackstone Accounts, Portfolio Entities of Other Blackstone Accounts, or Blackstone.
It is expected that some activities of Blackstone, the Other Blackstone Accounts and their Portfolio Entities, including in particular BXPE Lux, will compete with us and our Portfolio Entities for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. Blackstone or its personnel are also expected to make and hold investments of various types with or in lieu of Other Blackstone Accounts. Although such investments would be limited or restricted by the organizational documents of or other agreements relating to Other Blackstone Accounts, to the extent Blackstone or its personnel does make or hold such investments, many of the conflicts of interest associated with the activities of Other Blackstone Accounts also apply to such investment activities of Blackstone and its personnel. The Sponsor and its investment personnel have conflicting loyalties in determining whether an investment opportunity should be allocated to us, Blackstone or an Other Blackstone Account (including but not limited to BXPE Lux), and these conflicts may not necessarily be resolved in our favor. Blackstone has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.
Overlapping Objectives and Strategies.
In circumstances in which any Other Blackstone Accounts outside the BXPE Fund Program have investment objectives or guidelines that overlap with those of the BXPE Fund Program, in whole or in part, the Sponsor, Blackstone, and the particular investment professionals overseeing allocations with respect to us and such Other Blackstone Accounts, generally determines the relative allocation of investment opportunities (including follow-on
investments) between or among one or more of the BXPE Fund Program and/or such Other Blackstone Accounts on a fair and reasonable basis in good faith according to guidelines and factors determined by it. However, the application of those guidelines and factors may result in the BXPE Fund Program not participating, or not participating to the same or greater extent, in investment opportunities (including follow-on
investments) in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. The Sponsor could also determine not to pursue opportunities, as discussed below in “—Investment Alongside Other Blackstone Accounts”, or, alternatively, could later determine an opportunity is appropriate for us after initially reviewing such opportunity for or on behalf of an Other Blackstone Account. For example, Blackstone could determine to allocate an investment opportunity to us and/or Other Blackstone Accounts, with the understanding or arrangement that we will not participate in one or more subsequent investment opportunities in the same Portfolio Entity, thereby, resulting in our interests in any such investment being subject to dilution to the extent additional investment opportunities are made available to Other Blackstone Accounts. Among the factors that the Sponsor (and the particular investment professionals overseeing allocations with respect to us and such Other Blackstone Accounts) considers in making investment allocations among the BXPE Fund Program and Other Blackstone Accounts are the following: (x) any applicable investment strategies, investment mandates, objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), focus (including investment focus on a classification attributable to an investment, such as investment strategy or maturity), parameters, guidelines, investor preferences, limitations, regulatory (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to us and Other Blackstone Accounts) and other contractual provisions, obligations and terms relating to the BXPE Fund Program and such Other Blackstone Accounts and the duration of the investment periods and holding periods of such Other Blackstone Accounts (as applicable), (y) available capital of the BXPE Fund Program and such Other Blackstone Accounts as determined by the Sponsor in good faith (which may take into account relative portfolio composition, anticipated co-investment
and other considerations in addition to buying power), (z) us and such Other Blackstone Accounts, including whether such Other Blackstone Accounts expect to invest in or alongside other funds or across asset classes based on expected return, (a) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (b) primary and permitted investment strategies, guidelines, liquidity positions and requirements, mandates, focus and objectives of the BXPE Fund Program and the Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return, (c) sourcing of the investment (including by a particular Blackstone business unit) and the nature and extent of involvement of the respective teams of investment professionals dedicated to the BXPE Fund Program and the Other Blackstone Accounts, (d) the sector and geography/location of the investment for example, BXPE, a Parallel Fund and certain Other Blackstone Accounts may be subject to certain foreign ownership restrictions, (e) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (f) expected investment return,

(g) risk/return profile of the investment relative to our and the Other Blackstone Accounts’ current risk profiles, (h) the management of any actual or potential conflict of interest, (i) expected cash characteristics (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (j) capital expenditure required as part of the investment, (k) our and the Other Blackstone Accounts’ portfolio diversification and concentration concerns (including, but not limited to, (1) allocations necessary for the BXPE Fund Program or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the BXPE Fund Program and the BXPE Fund Program or such Other Blackstone Account needs a non-pro
rata additional allocation to maintain a particular concentration in that type of investment) and (2) whether a particular fund already has its desired exposure to the investment, issuer, sector, industry, geographic region or markets in question), (l) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (m) avoiding allocation that could result in de minimis or odd lot investments, (n) redemption or withdrawal requests from a client, fund or vehicle and anticipated future contributions into an account, (o) ability to employ leverage and expected or underwritten leverage on the investment, (p) the ability of a client, fund or vehicle to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, (q) the credit and default profile of an investment or borrower (e.g., FICO score of a borrower for residential mortgage loans), (r) the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, (s) with respect to investments that are made available to Blackstone by counterparties pursuant to negotiated trading platforms (e.g., International Swaps and Derivatives Association (ISDA) contracts), the absence of such relationships which may not be available for all clients, (t) contractual obligations,
(u) co-investment
arrangements, (v) potential path to ownership, (w) the relative stage of the BXPE Fund Program’s and such Other Blackstone Account’s investment periods (e.g., early in a vehicle’s investment period (where an investment period is applicable), the Sponsor may over-allocate investments to such vehicle), (x) anticipated tax treatment of the investment, (y) nature and extent of involvement in the transaction of the respective teams of investment professionals dedicated to us when compared to the Other Blackstone Accounts, (z) timing expected to be necessary to execute an investment,
(aa) co-investment
arrangements, (bb) how governance will be shared between us and Other Blackstone Accounts, and (cc) other considerations deemed relevant by the Sponsor in good faith. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXPE Fund Program’s investment strategy and objective may be allocated in whole or in part to Portfolio Entities, Other Blackstone Accounts or Portfolio Entities of Other Blackstone Accounts, or Blackstone. The allocation of investments to Other Blackstone Accounts, including as described above, will result in fewer investment opportunities for the BXPE Fund Program. Additionally, Other Blackstone Accounts may be incentivized to offer a certain amount of co-investment
opportunities to their limited partners, which may result in fewer investment opportunities being made available to us.
Blackstone has adopted guidelines at the firm level to address the allocation of investment opportunities among its business groups. Such guidelines are non-exclusive
and subject to the provisions of our organizational documents, including the factors described above. Blackstone has set forth priorities and presumptions regarding what constitutes “debt” investments, “control-oriented equity” investments, “energy” investments, “preferred” investments, risk and return characteristics for defining “core” or “core+” investments “growth” investments and “infrastructure,” presumptions regarding allocation for certain types of investments (e.g., distressed investments) and other matters. The application of such guidelines will result in the BXPE Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated had the guidelines not existed.

Basis for Investment Allocation Determinations.
The Sponsor makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate and such determinations require it to make subjective judgments regarding application of the guidelines and arrangements described herein. Information unavailable to the Sponsor, or circumstances not foreseen by the Sponsor at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Sponsor determines to be consistent with the return objectives of an Other Blackstone Account rather than the BXPE Fund Program could exceed the Sponsor’s expectations and underwriting and generate an actual return that would have been appropriate for the BXPE Fund Program. Conversely, an investment that the Sponsor expects to be consistent with the BXPE Fund Program’s return objectives will, in certain circumstances, fail to achieve or exceed them. Any such judgments and application involve inherent conflicts and risks that assumptions regarding investment opportunities may not ultimately prove correct. As such, there can be no assurance that the subjective judgments made by the Sponsor will prove correct in hindsight. Furthermore, in certain circumstances where we are participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Sponsor is expected to be required to make initial investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. The Sponsor could change the applicable investment allocations as between us and such Other Blackstone Accounts between such signing and/or funding of the deposit and the closing of such investment opportunity (and, under certain circumstances, following the closing of the investment) as it determines appropriate based on information available to the Sponsor at the time of such adjustment and based on any factors the Sponsor deems relevant in its sole discretion including, (a) changes in available capital (taking into account changes in subscriptions, redemptions, transfers, deployment of capital and reserves for future investments, among other factors) and (b) prevailing concentration targets (if applicable) in respect of sector, industry, geographic region or markets in question. In such circumstances, our and such Other Blackstone Accounts’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments. (See also “—Broken Deal Expenses” herein.) In addition, subject to the Partnership Agreement, the Sponsor could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to us based on information available to the Sponsor at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa), including based on final investment decisions made by a particular investment team of an Other Blackstone Account or other subsequent information received by the Sponsor in respect of such investment opportunity and such determination could negatively impact us. In such circumstance, the Sponsor could determine to reallocate all or any portion of any such investment opportunity from us to such Other Blackstone Accounts (or vice versa) (such fund (including us) from which an investment opportunity is being reallocated, a “Reallocating Fund”), including in circumstances where such Reallocating Fund has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating
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
Investment Alongside Other Blackstone Accounts.
We also invest alongside Other Blackstone Accounts (including other vehicles in which Blackstone or its personnel invest) in investments that are suitable for one or more of us and such Other Blackstone Accounts. To the extent we jointly hold securities with any Other Blackstone Account that has a different expected duration or different liquidity terms, conflicts of interest will arise between us and such Other Blackstone Account with respect to the timing and manner of disposition of opportunities (particularly, in light of our perpetual nature). For example, we are expected to have terms that will differ significantly than Other Blackstone Accounts and therefore are expected to face such conflicts of interest. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to the investment by us or the Other Blackstone Account. If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. (See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein.) Even if we and such Other Blackstone Accounts and/or co-investment
or other vehicles invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us and/or such Other Blackstone Accounts and vehicles may not be the same. Additionally, we and/or such Other Blackstone Accounts and/or vehicles will generally have different expiration dates and/or investment objectives and requirements (including different return profiles, liquidity requirements and valuation considerations (including public reporting requirements thereof)) and Blackstone, as a result, may have conflicting goals (including in connection with the valuation of investments of ours and of Other Blackstone Accounts as a result of such transactions and the related allocation of performance fees and other fees to Blackstone and affiliates thereof) with respect to the price, terms and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by us and Other Blackstone Accounts). Such Other Blackstone Accounts may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we and/or such Other Blackstone Accounts may dispose of any such shared investment (or choose whether to invest in related investments (such as follow-on
investments)) at different times and on different terms. In addition, Investments alongside Other Blackstone Accounts in public securities may also result in conflicts of interest that do not apply to other joint investments. Following an IPO or subsequent public offering of a Portfolio Entity in which we and any Other Blackstone Account hold an investment or otherwise if at any time we and an Other Blackstone Account both hold public securities in the same Portfolio Entity, we and such Other Blackstone Account are generally permitted to exit such public securities at different times and on different terms through sales on the public markets. Blackstone may reach different conclusions for each such vehicle on the decision of whether, when and at what price to sell such securities based on our different expiration dates and/or investment objectives and of such Other Blackstone Accounts or for other reasons, and this may result in Other Blackstone Accounts exiting earlier or at a higher price than us (or vice versa). Alternatively, it is possible that we and any Other Blackstone Accounts will not dispose (in whole or in part) of investments together and the timing of such disposition could in part be driven by an Other Blackstone Account’s term, return profile or other terms that are different from ours, particularly in light of our perpetual nature. It is also possible that we and one or more Other Blackstone Accounts will buy certain investments or assets at or about the same time that one or more additional Other Blackstone Accounts are selling the same or related investments or assets. Such circumstances can be expected to arise from time to time for a number of reasons and may depend on various factors including the respective amounts of available capital, expiration dates, investment objectives and/or return profiles and requirements (including different profiles, liquidity requirements and valuation considerations) of ours and/or of Other Blackstone Accounts. Such transactions could occur at lower valuations which could negatively impact the valuation of our Investment and any subsequent acquisition or disposition thereof. In addition, certain Other Blackstone Accounts which are regulated under the 1940 Act (or foreign jurisdiction equivalent) and subject to certain exemption orders from the SEC (or equivalent regulator in a foreign jurisdiction) that invest alongside us may cause us to be subjected to restrictions and/or limitations that were not initially expected for us, nor would have ordinarily been expected for us, which may include, without limitation, a restriction on us from investing in an asset outside of a capital structure in which another Other Blackstone Account already holds an interest or intends to invest, or on different terms or a different time than such Other Blackstone Account. Furthermore, in certain situations, it is possible an advisor of such Other Blackstone Account may need to serve as a co-advisor
and/or
sub-advisor
to us as a result of such Other Blackstone Account’s regulated status. The Sponsor will not be required to provide to the Unitholders notice or disclosure of the terms or occurrence of any such transactions and the purchase and/or disposition of investments by us and/or Other Blackstone Accounts at different times, on different terms or otherwise on a non-pro
rata basis to investors or to obtain any consent or approval from the Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will necessarily be resolved in our favor. See also “—Joint Investments” and
“—Co-Investment
Opportunities” regarding allocation of
co-investment
opportunities among us, Other Blackstone Accounts and other Blackstone affiliates.

In particular circumstances as pertaining to certain of our underlying strategies, we will invest our “available capital” (on a time-weighted basis as described below)
pro-rata
with Other Blackstone Accounts, subject to each vehicle’s investment limitations and legal, regulatory, tax, accounting and other considerations, including taking into account the allocation considerations described herein and, where applicable, the investment preferences specified in advance by investors in the Other Blackstone Accounts. Under this allocation methodology, capital deployment is allocated by calculating our and Other Blackstone Account’s respective available capital for a particular underlying strategy, which is then weighted by the remaining time in our and Other Blackstone Account’s respective investment periods. The “weighting factor” is calculated by dividing our and Other Blackstone Account’s available capital by the percentage of days left in our and Other Blackstone Account’s respective investment periods. Because we are an open-ended vehicle, our “investment period” for purposes of applying this allocation methodology will be determined by the Investment Manager in good faith taking into account such factors that it deems relevant and appropriate under the circumstances, including but not limited to our inception date, the date of the relevant Investment, our pace of deployment and the expected time horizon of the Investment, which determination may result in us participating in a particular investment to a greater or lesser extent than Other Blackstone Accounts. We are expected to pursue both investment strategies for which this allocation methodology will be used and investment strategies for which this allocation methodology will not be used. It is generally expected that our “available capital” for purposes of applying this allocation methodology will only include our available capital (including, potentially, capital expected to be contributed to us in the future) that is expected to be invested in a particular strategy for which such methodology is being used, as determined by the Investment Manager in its discretion. Conversely, our “available capital” for this purpose would generally exclude our available capital that is expected to be invested in strategies for which this allocation methodology is not being used, as determined by the Investment Manager in its discretion. In determining what our “investment period” and “available capital” are for purposes of applying this allocation methodology, the Investment Manager will need to make subjective judgments and projections that may not ultimately prove correct in hindsight. These determinations involve inherent conflicts of interest, and there can be no assurance that any such conflicts will be resolved in a manner that is favorable to us. In addition, in certain circumstances certain other investment vehicles will receive allocations of investments that are otherwise appropriate for us and/or Other Blackstone Accounts, which will from time to time result in us not participating (or participating to a lesser extent) in certain investment opportunities otherwise within its mandate. Under certain circumstances, Blackstone can be expected to determine not to pursue some or all of an investment opportunity within our mandate, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone Accounts, their respective Portfolio Entities or Blackstone. In addition, the Sponsor will, in certain circumstances, determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have insufficient capital to pursue the investment, we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Sponsor in its sole discretion, or the investment is not appropriate for us for other reasons as determined by the Sponsor in its good faith reasonable sole discretion. In any such case Blackstone could, thereafter, offer such opportunity to other parties, including Other Blackstone Accounts or Portfolio Entities, investors in us or Other Blackstone Accounts, joint venture partners, related parties or third parties, and such parties may pursue the opportunity.
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
In addition, as a general matter, it is expected that Blackstone’s Real Estate, Private Equity, Infrastructure, Strategic Partners and Credit and Insurance businesses will receive priority over most real estate opportunities, large control equity opportunities, infrastructure opportunities (including, but not limited to, energy and natural resources opportunities), secondaries and certain types of credit opportunities, respectively. The arrangements described herein will result in investments that fit within our primary investment mandate being wholly or partially allocated to one or more Other Blackstone Accounts. Such Other Blackstone Accounts will from time to time (a) make or receive priority allocations of certain investments that are appropriate for us and (b) participate in investments alongside us, provided that any such allocation may be subsequently adjusted at Blackstone’s direction. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Sponsor believes to be the case. In any event, there can be no assurance that the Sponsor’s assessment will prove correct or that the performance of any Investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of incentive allocations or referral fees or revenue shares, and any such compensation could be greater than amounts paid by us to the Sponsor. In some cases, Blackstone earns greater fees when Other Blackstone Accounts participate alongside or instead of us in an Investment.
In addition, Other Blackstone Accounts, including those pursuing Blackstone’s “Strategic Partners” strategy, sponsor or manage various funds, vehicles and accounts that, like us, invest a substantial amount of their assets in interests in private funds, including both funds sponsored or managed by other Blackstone affiliates and funds sponsored or managed by third parties, through secondary market purchases of such interests and primary commitments to such funds. Such Other Blackstone Accounts may, from time to time, participate in investments alongside us. This will from time to time result in such Other Blackstone Accounts receiving a significant share of an investment opportunity in which we participate, including, potentially, in connection with a substantial portion of the investments made by us. In addition, circumstances could arise where there is an investment opportunity that is suitable for both us and such Other Blackstone Accounts and, instead of us participating in the investment directly alongside such Other Blackstone Accounts, we will participate in the investment indirectly through an investment in one of such Other Blackstone Accounts that, in turn, participates in that investment directly. In such circumstances, although we would not bear management fees or performance fees in connection with a Primary Commitment to such Other Blackstone Accounts, we would bear other expenses related to such Other Blackstone Accounts and thus we could ultimately be required to pay a higher amount of expenses in connection with the investment than we would have otherwise paid had we participated in the investment directly. Additionally, formal information barriers in place between the Other Blackstone Accounts pursuing Blackstone’s “Strategic Partners” strategy and other Blackstone business units could restrict the flow of information about investment opportunities to the Sponsor. Such restrictions could, in some circumstances, prevent the Other Blackstone Accounts from sharing an investment opportunity with the Sponsor (including in cases where the investment opportunity is suitable for us) or from discussing with the Sponsor an investment made jointly by such Other Blackstone Account and ourselves.
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
Certain Other Blackstone Accounts will be regulated under the 1940 Act or foreign equivalent (each, a “Regulated Fund”) and could be subject to exemptive orders from the SEC or equivalent from other foreign regulators (as amended or superseded from time to time, the “Exemptive Orders”). Such Exemptive Orders, if required, could include restrictions and limitations that are not currently foreseen and extend beyond those described below. As a result, it is generally expected that our investing alongside the Regulated Funds will be subject to legal, tax, regulatory, accounting, contractual and other similar considerations, including without limitation those related to the 1940 Act (including any Exemptive Orders) and any required disclosures thereunder. Certain Regulated Funds have received, and others can be expected to receive, an Exemptive Order permitting the Regulated Funds to co-invest
with certain other persons, including certain affiliates of Blackstone, and certain funds managed and controlled by the Sponsor or Blackstone, including us and Other Blackstone Accounts and our/their affiliates, subject to certain terms and conditions. In order to permit us to co-invest
alongside a Regulated Fund, it is possible the investment adviser of such Regulated Fund will be required to serve, subject to applicable law, as an investment adviser to us (including as a co-adviser
or
sub-adviser).
For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that we co-invest
alongside a Regulated Fund, the Sponsor and the investment adviser to the Regulated Funds will determine a targeted amount of available capital for investment alongside us, in accordance with the allocation considerations outlined above. In the event that the aggregate targeted investment sizes of ours, such Other Blackstone Accounts and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of us, such Other Blackstone Accounts and any applicable Regulated Fund(s) will typically be reduced proportionately based on our/their respective “available capital” as defined in the applicable Exemptive Order, which could result in an allocation to us in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The Exemptive Order will also, in certain circumstances, restrict our and/or Other Blackstone Accounts’ ability to invest in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on the same terms, as described in the respective Exemptive Order. As a result, we will be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds will be unable to make investments in different parts of the capital structure of the same issuer in which we have invested or seek to invest. The foregoing restrictions could significantly limit the investment opportunities available to us, particularly with respect to any Regulated Funds that may include us within their investment programs and invest alongside us programmatically. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of any Exemptive Order itself, are subject to change, and the investment adviser(s) of the Regulated Fund(s) could undertake to amend one or more Exemptive Orders (subject to SEC approval), which could potentially include a material expansion of and/or modification to the scope and terms of such Exemptive Orders, obtain additional exemptive relief, or otherwise be subject to other requirements in respect of investments involving us, any Other Blackstone Account and any Regulated Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to us.
Due to the potential requirements applicable to Regulated Funds under an Exemptive Order, in the event that a Regulated Fund participates in an investment alongside us, the structuring options available for such investment may be more limited than if a Regulated Fund were not participating in such investment, and such structuring could result in increased costs to us that would not otherwise have resulted had a Regulated Fund not participated. We could therefore incur materially higher expenses on an ongoing basis than would otherwise be the case, particularly with respect to any Regulated Funds that may include us within their investment objective and invest alongside us. Specifically, if the Sponsor were to structure a Regulated Fund’s holdings and business operations in such a manner that in the future it does not meet the definition of an “investment company” set out in Section 3(a)(1) of the 1940 Act, it is expected that the Regulated Fund’s assets would primarily consist of majority-controlled portfolio companies or general partner or co-general
partner interests in joint ventures (that in turn hold majority or primary control of portfolio companies). To the extent we invest alongside these Regulated Funds, it can be expected that such Regulated Fund and/or Other Blackstone Accounts will serve as co-general
partners of the joint venture. In such cases the relative economic interests of the co-general
partners are expected to vary from joint venture to joint venture and we and Other Blackstone Accounts may have certain governance rights that do not correspond with our/their economic interests on a pro rata basis. In addition, we could be expected to structure investments in which a Regulated Fund participates differently than if a Regulated Fund were not participating or make or refrain from making certain investments in consideration of the participation by a Regulated Fund, which can in each case give rise to conflicts of interest.
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
Our Unitholders who independently are also investors in Other Blackstone Accounts may be subject to more concentration risk given the potential exposure to the same underlying deals through multiple avenues.
The Sponsor shares personnel (including members of the BXPE Investment Committee and investment team members) and resources with other Blackstone businesses. The overlap between these businesses and the Sponsor may result in us participating to a lesser degree or not at all in certain investments that are allocated to the Other Blackstone Accounts.

Investments alongside Blackstone Affiliates.
Blackstone (including via participation by Blackstone affiliates, professionals, employees and related parties, and entities and other key advisors and relationships of Blackstone, including in certain circumstances, Other Blackstone Accounts) will be permitted to, and is expected to, make investments alongside us up to a maximum specified percentage of the total investment amount through Blackstone’s side-by-side
co-investment
rights. In addition, the Sponsor will, in certain circumstances, permit certain Blackstone personnel and other professionals responsible for portfolio operations and other similar operational initiatives with respect to one or more of our Portfolio Entities to participate in these side-by-side
rights on an
investment-by-investment
basis. We also participate in Blackstone’s
side-by-side
rights with respect to Other Blackstone Accounts. As part of our investment strategy, we participate (through an aggregator) in investments alongside other vehicles sponsored, advised and/or managed by Blackstone or its affiliates in a programmatic manner through elections to Blackstone’s side-by-side
investment program. As a participant in the program, from time to time, we (indirectly through an aggregator) and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates can be expected to sell or syndicate portions of an investment to a related party, including co-investment
vehicles managed by Blackstone (including
co-investment
vehicles managed outside of our investment program). Such syndication transactions are generally made in the first six months of ownership and are effected at cost, plus a fee for the time the investment is held by us (indirectly through an aggregator). The Sponsor intends to limit participation by any such professionals to investments involving our Portfolio Entities with respect to which the Sponsor expects in good faith that such professionals will be materially involved following the consummation of such investment. Such side-by-side
investments will generally result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side
investment rights. Blackstone generally receives no fees in relation to side-by-side
investments but will often receive additional income in fees and performance compensation from Other Blackstone Accounts in connection with such investments. Additionally, Other Blackstone Accounts and former Blackstone employees and professionals (and their relatives and related endowment funds) have participated and will continue to be permitted (or have the preferred right), and are expected, to participate in Blackstone’s side-by-side
co-investment
rights (and may be allocated a substantial portion of Blackstone’s side-by-side
co-investment
rights (and in some cases, a majority)). In particular, the Other Blackstone Accounts pursuing Blackstone’s “Total Alternatives Solution” strategy, which invest in, or alongside, multiple Blackstone funds, will participate in investments alongside us pursuant to Blackstone’s side-by-side
co-investment
rights, and in such cases (as well as other instances in which Other Blackstone Accounts participate in Blackstone’s side-by-side
co-investment
rights) Blackstone would be eligible to receive fees, to the extent applicable to such vehicles, and carried interest from the investors in such vehicles (as determined in Blackstone’s sole discretion). In addition, such Other Blackstone Accounts have participated and will continue to participate in investments alongside us or funds outside of Blackstone’s side-by-side
program. The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Blackstone Accounts. Such variation may create an incentive for Blackstone to allocate a greater percentage of an investment opportunity to us or such Other Blackstone Accounts, as the case may be.
We may from time to time participate in Investments in or relating to Portfolio Entities of Blackstone (including BXi, as defined below), and Other Blackstone Accounts, and any successor fund of such Other Blackstone Accounts may also participate in investments relating to Portfolio Entities in which we may have an investment (or vice versa), including, for example, investments in or relating to Portfolio Entities that represent “platform” investments where additional opportunities to invest are made available to the Sponsor, where the Sponsor and/or its affiliates determine that doing so is appropriate under the circumstances. Additionally, such related Portfolio Entities may be managed together (including, for example, the use of the same third-party manager(s) or service provider(s)) or otherwise operated as part of the same “platform,” combined and/or otherwise sold together as a part of a single transaction or series of related transactions. Such arrangements may result in our interest in any such investment being subject to dilution and may give rise to other significant risks and conflicts of interest and there can be no assurance that we will not be adversely affected by such arrangements. For example, we, any such platform entities, Portfolio Entities and other vehicles or entities in which one or more affiliates of Blackstone hold an interest (including, but not limited to, Other Blackstone Accounts and their affiliates) may engage in activities that compete with those of ours and certain Other Blackstone Accounts and otherwise make investments of a type that would be suitable for the same. In addition, the pursuit of any such “platform” strategy will likely be time-consuming, complex, costly and subject to unforeseen risks and obstacles, and there can be no assurance that any such “platform” strategy will achieve the originally anticipated results or reach the scale originally anticipated, and we will nevertheless bear the costs related thereto. Such activities may result in allocations of investment opportunities to any such “platform” entities, permanent capital vehicles, accounts or other entities controlled by or in which an affiliate of Blackstone holds an interest and consequently may result in us and/or certain Other Blackstone Accounts not participating (and/or not participating to the same extent) in certain investment opportunities in which it would have otherwise participated. Similarly, we may from time to time invest in Portfolio Entities in which Other Blackstone Accounts and/or Blackstone have pre-existing
investments. For example, Blackstone, through Blackstone Innovations (“BXi”), frequently makes minority investments in early-stage companies, and we may later also invest in one or more such companies. Additionally, Portfolio Entities of Blackstone may raise additional capital in the future at a time when those funds do not have sufficient reserves to take their pro-rata
share of such capital raise, and in such instances we may take any amount that those funds are unable to participate in. Given the potential benefits to BXi and/or Blackstone and/or such Other Blackstone Accounts (including, for example, higher valuations on the investment, the potential receipt of proceeds from our investment or, if the company is distressed, the potential for additional financial support), the Sponsor may be incentivized to cause us to invest in such companies and there can be no assurance that the related conflicts of interests (including as it relates to the valuation at which we invest) will be resolved in a manner favorable to us. Except as expressly provided in the Partnership Agreement, consent of the Board is not required in connection with such investments in which Blackstone or Other Blackstone Accounts has/have a pre-existing
interest. In instances where we invest at a significantly higher (or lower) valuation than BXi, Blackstone and/or such Other Blackstone Accounts, we and such other vehicle(s) will potentially have conflicting interests in the event the value of the company declines (or increases) following the time of our investment. Additionally, we, BXi and such Other Blackstone Accounts will generally have different investment periods or expiration dates and/or investment objectives and requirements (including different return profiles, liquidity requirements and valuation considerations), which differences may be heightened as a result of their investments being made at different times and valuations from us, and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, we and/or such other parties may dispose of any such shared investment at different times and on different terms. The consent of the Board of Directors is not required in connection with such investments, including investments in which Blackstone or Other Blackstone Accounts have a pre-existing
interest. See also “—’Platform’ Investments; Additional Capital Requirements” herein.
Holding Entities and Tracking Interests.
The Sponsor may determine that for legal, tax, regulatory, accounting, administrative or other reasons we should hold an Investment (or a portion of a portfolio or pool of assets) through a single holding entity through which one or more Other Blackstone Accounts hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among us and such Other Blackstone Accounts as described in “—Allocation of Portfolios”) in respect of which we do not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the Investment (or portion of a portfolio or pool) that is indirectly held by us would be specifically attributed to us through tracking interests in such holding entity or back-to-back
or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Accounts, and that we would be deemed for purposes of the Partnership Agreement to hold our Investment (or portion of a portfolio or pool) separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such Other Blackstone Accounts). The use of such investment structures in connection with our investment activities could have an adverse impact on us. For example, liabilities could arise in relation to a specific investment held indirectly through such holding entity by an Other Blackstone Account, but not us, and a counterparty could seek recourse against the holding entity from a different investment that is held indirectly through such holding entity by us, but not the Other Blackstone Account. Our investment made through such a holding entity will therefore be subject to risks by virtue of other investments owned by the holding entity in which we do not have a tracking interest, and such risks would not be present if separate holding entities were used for the separate investments made by us and the Other Blackstone Account. Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to us and/or Other Blackstone Account. For example, due to rules, regulations and/or requirements in a particular jurisdiction (e.g., licensing requirements, time period requirements), it may be the case that in order to comply with the foregoing, one Blackstone entity serves a particular role for another Blackstone entity (e.g., as an administrator or other role requiring a license) that it otherwise would not have but for the rules, regulations and/or requirements in such jurisdiction. It is possible that we will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, Other Blackstone Account participating through such structure for their investments and it is expected that such Other Blackstone Account would reimburse us for any such costs and expenses on a pro rata basis.
Fund
Life Commitments.
We have invested and can be expected to continue to invest in certain Other Blackstone Accounts by making a fund life commitment to such Other Blackstone Accounts. We will participate in such fund life commitments in most instances through an aggregator vehicle controlled by the Sponsor or an affiliate thereof, and we will commence and end our participation in an Other Blackstone Account (through the aggregator vehicle) at different times to other investors. In connection with such fund life commitments, an Other Blackstone Account may provide the Sponsor with investment-by-investment
tracking of investment proceeds; that is, such Other Blackstone Account will inform the Sponsor of the particular underlying investment of such Other Blackstone Account to which the investment proceeds relate. In such cases, investment proceeds from such Other Blackstone Accounts will generally be allocated to us based on the particular underlying investment of such Other Blackstone Account that generated such investment proceeds (and, therefore, the allocation of such investment proceeds will take into account our relative contributed capital to the applicable underlying investment). However, in certain cases, an Other Blackstone Account will not provide the Sponsor with investment-by-investment
tracking of investment proceeds. With respect to such instances, the Sponsor has adopted a practice, which it may amend, modify, revise or supplement from time to time without notice to the Unitholders, regarding allocation of the investment proceeds it receives from such Other Blackstone Account. The Sponsor will seek to allocate investment proceeds based on a formulaic, time-weighted approach that generally takes into account (a) the amount invested in an Other Blackstone Account by us and (b) our expected hold time of such investment, which is generally based on the total expected number of days of such Other Blackstone Account’s term (generally determined based on such Other Blackstone Account’s governing documents). As it relates to Other Blackstone Accounts that will not provide the Sponsor with investment-by-investment tracking of investment proceeds, while the Sponsor believes the foregoing time-weighted approach to the allocation of investment proceeds to us is reasonable, it is expected that the application of such methodology will result in us receiving less, or more, investment proceeds from any such Other Blackstone Account than we would have received had such Other Blackstone Account provided investment-by-investment
tracking of investment proceeds. A number of factors will affect when we would receive less, and when we would receive more, investment proceeds from such Other Blackstone Accounts, including, for example and without limitation, the timing of each applicable Other Blackstone Account’s capital calls, investment realizations and distributions of investment proceeds.

Allocation of Portfolios.
Blackstone will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on Blackstone’s determination of, among other things, the expected returns and risk profile of each of the assets and in any such case, the combined purchase price paid to a seller or received from a buyer would be allocated among the multiple assets, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor. For example, some of the assets in a pool may have a higher return profile, while others may have a lower return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among us and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an Investment of ours will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, we could purchase an investment or an entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the investment or portfolio or pool allocated to an Other Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between us and such Other Blackstone Account prior to closing of the transaction (or vice versa), and any such sell down of assets will not be subject to the approval of the Board of Directors, any Unitholder, or otherwise, as applicable. These conflicts related to allocation of portfolios will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally.
We can be expected to hold an interest in a Portfolio Entity that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s participation or the size of the Other Blackstone Account’s investments as a result of information walls or otherwise). Generally, there are no limitations in the Partnership Agreement with respect to such investments (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In these situations, conflicts of interest will arise, as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. In order to mitigate any such conflicts of interest, we could, in certain circumstances, recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the actions described below that Blackstone may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which will, in certain circumstances, adversely impact us. In that regard, actions may be taken for Other Blackstone Accounts that are adverse to us (and vice versa). If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made. These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction.

In addition, under certain circumstances, we may be prohibited (or may refrain) from decision-making or exercising other rights we would otherwise have with respect to a Portfolio Entity, as a result of our affiliation with Other Blackstone Accounts that own different interests in such Portfolio Entity. While the Sponsor will seek, where applicable, to have a third party exercise rights on our behalf for the purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors
or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because we own or acquire the entirety of the relevant instrument or tranche), and in such circumstances the absence of any such third party could adversely affect us or our interest in the Portfolio Entity (or the applicable Other Blackstone Account(s)) or its ability to effectively mitigate such conflicts of interest. We and the Unitholders will in no way receive any benefit from fees paid to the Sponsor or its affiliates from a Portfolio Entity in which any Other Blackstone Account also has an interest (including, for greater certainty, any fees Blackstone received as a result of the provision of services by such affiliates). Moreover, in a case where a conflict of interest arises with respect to a Third-Party Fund Manager in which we have invested, Blackstone will often not be in a position to mitigate or ameliorate the conflict but will instead need to be reliant upon such Third-Party Fund Manager. These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives that Blackstone may have with respect to the parties to the transaction.
Other Blackstone Accounts are likely to have an interest in an investment vehicle sponsored by a Third-Party Fund Manager in which we have invested, or in an investment owned by such Third-Party Fund Manager (directly or indirectly) (or vice versa). There can be no assurances that such situations will not give rise to conflicts of interest, or that they will be resolved in our favor. Subject to the Partnership Agreement, with respect to debt securities acquired or sold in a secondary transaction or syndication between Other Blackstone Accounts, the Sponsor or Blackstone and a third party in particular (following the issuance or origination of any financing or refinancing), the Sponsor and/or such Other Blackstone Accounts could determine that no mitigation of any potential conflicts of interest with respect to such acquisition or sale is required. Further, we and such Other Blackstone Account, Blackstone, or the Sponsor are generally permitted to exit our/their holdings in such Portfolio Entity at different times, on different terms or otherwise on a non-pro
rata basis, including for example, if we are acquiring debt securities held by such Other Blackstone Account, Blackstone, or the Sponsor in such Portfolio Entity (which could be at par or at a discount) as a part of a control acquisition or debt buyback or otherwise. Blackstone or the Sponsor can be expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such securities based on the different termination dates, investment limitations and/or investment objectives of ours and such Other Blackstone Accounts (including in light of our perpetual nature), the Sponsor, or Blackstone, or for other reasons, and this could result in Other Blackstone Accounts, the Sponsor or Blackstone exiting their interests in a Portfolio Entity earlier or at a higher price than ours (or vice versa). Such Investments and transactions will give rise to potential or actual conflicts of interest. There can be no assurance that any such conflicts will be resolved in our favor.
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
Debt and/or equity financing to us and our Portfolio Entities is expected to be provided by Unitholders, Other Blackstone Accounts and investors therein, their Portfolio Entities and other parties with material relationships with Blackstone, such as shareholders of and lenders to Blackstone and lenders to Other Blackstone Accounts and their Portfolio Entities, as well as by Blackstone itself in accordance with the terms of the Partnership Agreement. Blackstone could have incentives to cause us and our Portfolio Entities to accept less favorable financing terms from a Unitholder, Other Blackstone Accounts, their Portfolio Entities and investors, Blackstone and other parties with material relationships with Blackstone than it would from a third party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a Portfolio Entity than us, even if the form of the transaction is not a financing. Although less common, we or a Portfolio Entity could also occupy a different position in the capital structure than a Unitholder, Other Blackstone Account, their Portfolio Entities and other parties with material relationships with Blackstone, in which case Blackstone could have an incentive to cause us or a Portfolio Entity to offer more favorable terms to such parties. In the case of a related party financing between us or our Portfolio Entities, on the one hand, and Blackstone, Other Blackstone Accounts or their Portfolio Entities, on the other hand, the Sponsor could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Sponsor could instead rely on its own internal analysis, which the Sponsor believes is often superior to third-party analysis given Blackstone’s scale in the market. If however any of Blackstone, us, an Other Blackstone Account or any of our/their Portfolio Entities delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms’ length basis, even though the participation of the Blackstone related vehicle impacts the market terms and Blackstone may have influence on such third parties. For example, in the case of a loan extended to us or a Portfolio Entity by a financing syndicate in which an Other Blackstone Account has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Blackstone Account had not participated; it is also possible that the frequent participation of Other Blackstone Accounts in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. Blackstone does not believe either of these effects is significant, but no assurance can be given to Unitholders that these effects will not be significant in any circumstance. Subject to the terms of the Partnership Agreement, the Sponsor may not be required to obtain any consent or seek any approvals from Unitholders or the Board of Directors in the case of any of these conflicts.

Blackstone could cause actions adverse to us to be taken for the benefit of Other Blackstone Accounts that have made an investment more senior in the capital structure of a Portfolio Entity than ours (e.g., provide financing to a Portfolio Entity, the equity of which is owned by us) and, vice versa, actions will, in certain circumstances, be taken for the benefit of us and our Portfolio Entities that are adverse to Other Blackstone Accounts. In addition, Third-Party Fund Managers in which we invest are managed independently from Blackstone and may take actions that are adverse to Blackstone and/or us. Blackstone could seek to implement procedures to mitigate conflicts of interest in these situations such as (a) a forbearance of rights, including some or all non-economic
rights, by us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) by, for example, causing such Other Blackstone Account to decline to exercise certain control-and/or
foreclosure-related rights with respect to a Portfolio Entity by agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (b) causing us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) to hold only a non-controlling
interest in any such Portfolio Entity, (c) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be), or (d) create groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Blackstone Account holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by us or our Portfolio Entities, Blackstone may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Blackstone Account. In these cases, Blackstone would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the Investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where a Unitholder acquires all or substantially all of a relevant instrument, tranche or class of securities.
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
In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. Such bridge financing and/or commitment would not be considered
“co-investment”
and would be sold down ahead of equity invested by us. Similarly, we and/or Other Blackstone Accounts may seek to initially acquire investments (including all or part of the relevant tranche of securities) for the purpose of syndicating a portion thereof to one or more Other Blackstone Accounts, co-investors
or third parties. The terms of any such acquisition and syndication will be determined by the Sponsor in its sole discretion and may involve a client initially acquiring all or substantially all of an instrument or relevant tranche or class of securities with a view towards syndication. In any such circumstance, third parties may not be available for purposes of mitigating any potential conflicts of interest (as described above) and the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of Fund Fees. The conflicts applicable to Other Blackstone Accounts who invest in different securities of Portfolio Entities will apply equally to Blackstone itself in such situations. See also “—Securities and Lending Activities” and “—Syndication; Warehousing” herein.) In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
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
In addition, it is anticipated that in a bankruptcy proceeding our interests will likely be subordinated or otherwise adverse to the interests of Other Blackstone Accounts with ownership positions that are more senior to those of ours. For example, an Other Blackstone Account that has provided debt financing to an Investment of ours may take actions for its benefit, particularly if our Investment is in financial distress, which adversely impact the value of our subordinated interests. Furthermore, the 1940 Act imposes additional limitations and requirements in the event of a restructuring of a Portfolio Entity of ours in which a Blackstone Credit and Insurance Client (as defined below) also holds an investment. Specifically, unless we and such Blackstone Credit and Insurance Client hold the same classes of securities and elect to receive the same assets in connection with the restructuring, the board or other applicable governing body of such Blackstone Credit and Insurance Client must determine that Blackstone’s interest in the Portfolio Entity that is not fully aligned with the interest of such Blackstone Credit and Insurance Client is not material (in terms of financial significance to Blackstone) in order for both us and such Blackstone Credit and Insurance Client to participate in negotiating the restructuring. There can be no guarantee that the board or other applicable governing body of such Blackstone Credit and Insurance Clients would find that there is no material interest. As a result, there can be no assurance that we would be able to participate in negotiating any restructuring in connection with such an investment.
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
These conflicts relating to financing counterparties will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Conflicting Fiduciary Duties to Debt Funds.
Other Blackstone Accounts include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other debt instruments, including any of the investment funds or vehicles sponsored or managed by Blackstone Credit and Insurance, an affiliate of Blackstone. As discussed above, it is expected that these Other Blackstone Accounts or investors therein will be offered the opportunity to provide financing to us with respect to investments made by us and our Portfolio Entities. Blackstone owes a fiduciary duty to these Other Blackstone Accounts and investors therein as well as to us and will encounter conflicts in the exercise of these duties. For example, if an Other Blackstone Account purchases high-yield securities or other debt instruments of a Portfolio Entity of ours, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to ours, Blackstone will encounter conflicts in providing advice to us and to these Other Blackstone Accounts with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where we hold an equity investment in a Portfolio Entity, the holders of such Portfolio Entity’s debt instruments (which may include one or more Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such Portfolio Entity faces financial difficulties or distress) that subordinate or adversely impact the value of our investment in such Portfolio Entity. In addition, we could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Blackstone Account. Although measures described above in “—Related Financing Counterparties” can mitigate these conflicts, they cannot completely eliminate them. These conflicts related to fiduciary duties to such Other Blackstone Accounts will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours or of our Portfolio Entities. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for our or our Portfolio Entities’ account in any such securities. In addition, we may not pursue an investment in a Portfolio Entity otherwise within our investment mandates as a result of such trading activities by Other Blackstone Accounts.
Joint Investments.
We have and will continue to enter into joint investments with Other Blackstone Accounts and may do so where such Other Blackstone Accounts and/or us have certain governance and/or Portfolio Entity management rights for legal, regulatory or other reasons. Any such Other Blackstone Account may purchase or sell any such investment (in whole or in part) to any person or entity at different times, on different terms or otherwise on a non-pro
rata basis and, in connection with such transactions, any such governance rights relating to the Investment could be negatively impacted (or eliminated completely) and we may or may not participate with such Other Blackstone Account in such purchase or sale. Further, we and such Other Blackstone Account, Blackstone, or the Sponsor are generally permitted to exit our/their holdings in such Portfolio Entity at different times, on different terms or otherwise on a non-pro
rata basis. We, Blackstone or such Other Blackstone Account, can be expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such investments based on the different termination dates, investment limitations and/or our investment objectives and such Other Blackstone Account (including in light of our and certain Other Blackstone Accounts’ perpetual nature ), the Sponsor, or Blackstone or for other reasons, and this could result in Other Blackstone Accounts, the Sponsor or Blackstone exiting its interests in a Portfolio Entity earlier or at a higher price than us (or vice versa). There can be no assurance that any such conflict will be resolved in our favor.
In connection with participation in a joint investment, we, Blackstone and certain Other Blackstone Accounts have entered into, or can be expected to enter into, governance agreements among such participating Blackstone entities which will provide for certain governance rights for each participating Blackstone entity with respect to their direct investment, in some cases through a corresponding Blackstone aggregator.
We expect that entering into a such a governance agreement will help mitigate certain potential governance-related conflicts that may arise should any of the participating Blackstone entities desire to exit a joint investment (directly or from a Blackstone aggregator) or a portion thereof on a non-pro
rata basis
vis-à-vis
the other participating Blackstone entities. However, there is no assurance that such governance agreement will have the desired effect or mitigate any such conflicts between the participating Blackstone entities and we or the participating Blackstone entities could end up with worse rights or an absence of other rights that they may have had otherwise if there were no such governance agreements.

Related Financing of Counterparties to Acquire or Sell Investments.
In certain transactions, Other Blackstone Accounts will commit to and/or provide financing to third parties that bid for and/or purchase Investments or assets from us and our Portfolio Entities (and vice versa). Generally, there are no limitations in the Partnership Agreement or otherwise with respect to such arrangements (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In addition, we and our Portfolio Entities will from time to time purchase assets or Portfolio Entities from third parties that obtain, or currently have outstanding, debt financing from Other Blackstone Accounts (and vice versa). See “—Related Financing Counterparties” herein. Although Blackstone believes that the participation by Other Blackstone Accounts in such debt financings could be beneficial to us by supporting third parties in their efforts to bid on the sale of Investments or assets by, and to sell Investments or assets to, us and our Portfolio Entities, Blackstone will have an incentive to cause us or the relevant Portfolio Entity to select to sell an Investment or asset to, or purchase an Investment or asset from, a third party that obtains debt financing from an Other Blackstone Account to our potential detriment. For example, although price is often the deciding factor in selecting from whom to acquire, or to whom to sell, an Investment or asset, other factors at times may influence the buyer or the seller, as the case may be. Such transactions may involve the partial or complete payoff of such loans or the equity invested by us or Other Blackstone Accounts and/or otherwise result in restructurings of terms and pricing relating to such existing loans or interests with the borrowers or Portfolio Entities thereof in respect of which we or Other Blackstone Accounts may receive refinancing proceeds and/or a retained interest in such Portfolio Entities or loans. The Sponsor could thereafter cause us or a Portfolio Entity to sell an Investment or asset to, or buy an Investment or asset from, a third party that has received financing from an Other Blackstone Account, even when such third party has not offered the most attractive price for the Investment or asset. Unitholders rely on the Sponsor to select in its sole discretion the best overall buyer in sales of, and the best overall seller in the acquisition of, our Investments or assets, despite any conflict related to the parties financing the buyer or the seller, as applicable.
Further, to the extent such investment opportunities arise, Blackstone will face actual or apparent conflicts of interest, particularly with respect to the pricing of such new financing and the incentive to use financing provided directly or indirectly by the Other Blackstone Accounts to facilitate a successful disposition (in whole or in part) of any such investment by us or our affiliates. In order to mitigate such conflicts of interest, Blackstone has sought to implement certain guidelines and procedures to mitigate any actual or potential conflicts of interest in connection with any such arrangements. However, there can be no assurance that any such guidelines and procedures will be effective against mitigating all potential conflicts of interest associated with the foregoing arrangements.
Co-Investment
Opportunities.
We have allocated and expect to continue to allocate
co-investment
opportunities to Unitholders, Other Blackstone Accounts and their investors, Blackstone affiliates and other parties with whom Blackstone has a material relationship. The offering and allocation of co-investment
opportunities is entirely and solely in the discretion of the Sponsor. Furthermore, co-investment
offered by Blackstone will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors)
as Blackstone determines to be appropriate in its sole discretion on a case-by-case
basis, which can be expected to differ amongst
co-investors
with respect to the same
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
co-investment
vehicles managed or advised by Blackstone to facilitate the participation of third-party co-investors
(who may or may not be Unitholders of ours and/or investors in Other Blackstone Accounts), including “standing,” dedicated or committed co-investment
vehicles (the “Other
Co-Invest
Vehicles”), which may or may not be subject to more favorable rights and/or terms than us and to which Blackstone, in its capacity as general partner of the Other
Co-Invest
Vehicles, is permitted to make capital commitments or contributions to such Other
Co-Invest
Vehicle, including, without limitation, to the extent it determines that such a commitment or contribution is necessary and/or advisable in light of legal, tax, regulatory, accounting, contractual and other considerations with respect to such Other
Co-Invest
Vehicle for tax or regulatory purposes. Other
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
Co-Invest
Vehicles would be at the discretion of the Sponsor, subject to the terms of such Other
Co-Invest
Vehicles. It is possible that the existence of any Other
Co-Invest
Vehicles established by the Sponsor will result in us investing less than we would have in the related investments. Furthermore, to the extent that Blackstone establishes any Other
Co-Invest
Vehicles, it may result in fewer investment opportunities for us and fewer co-investment
opportunities being made available to the Unitholders. The number and scale of co-investment
opportunities made available to the Unitholders (if any) may be higher or lower than those made available to the Other
Co-Invest
Vehicles.
General
Co-Investment
Considerations
. There are expected to be circumstances where an amount that would have otherwise been invested by us is instead allocated to co-investors
(who may or may not be Other Blackstone Accounts, Unitholders or limited partners of Other Blackstone Accounts, and may include Blackstone affiliates and/or third parties) or supplemental capital vehicles, and there is no guarantee that any Unitholder will be offered any particular co-investment
opportunity. As a general matter, the allocation of
co-investment
opportunities is entirely discretionary on the part of Blackstone and/or the Sponsor, and it is expected that many investors who may have expressed an interest in co-investment
opportunities will not be allocated any
co-investment
opportunities or may receive a smaller amount of
co-investment
opportunities than the amount requested or expected. Blackstone and/or the Sponsor will take into account various facts and circumstances deemed relevant by the Sponsor in allocating co-investment
opportunities, including, among others, whether a potential
co-investor
has expressed an interest in evaluating
co-investment
opportunities, the Sponsor’s assessment of a potential
co-investor’s
ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction) and the Sponsor’s assessment of a potential co-investor’s
ability to commit to a
co-investment
opportunity within the required timeframe of the particular transaction. Additional considerations can be expected to also include, among others and without limitation, the size of a potential co-investor’s
commitments to us, Other Blackstone Accounts and strategic third-party investors; whether a potential co-investor
has a history of participating in
co-investment
opportunities with Blackstone; whether a potential
co-investor
has committed to an Other Blackstone Account; the size of the potential co-investor’s
interest to be held in the underlying Portfolio Entity as a result of our Investment (which is likely to be based on the size of the potential co-investor’s
capital commitment and/or investment in us); whether the potential co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, us, other affiliated funds and/or co-investments
(including size of commitment), and/or Other Blackstone Accounts (including whether a potential co-investor
will help establish, recognize, strengthen or cultivate relationships that may provide indirectly longer-term benefits to us or Other Blackstone Accounts and their Portfolio Entities, or whether the co-investor
has significant capital under management by Blackstone or intends to increase such amount); whether the potential co-investor
has an overall strategic relationship (including a Strategic Relationship and supplemental capital vehicles) with Blackstone that provides it with more favorable rights with respect to co-investment
opportunities; whether the potential
co-investor
is considered “strategic” to the Investment because it is able to offer us certain benefits, including, but not limited to, the ability to help consummate the Investment, the ability to aid in operating or monitoring the Portfolio Entity or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s
investment process; the ability of a potential
co-investor
to hold investments for longer periods of time or indefinitely; any concerns or issues the potential co-investor
may have with respect to governance rights; whether Blackstone has previously expressed a general intention to seek to offer co-investment
opportunities to such potential
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
co-investment
vehicles, which include both
“opt-out”
or
“opt-in”
vehicles where the
co-investor
determines whether to participate in
co-investment
opportunities presented to it either through affirmative or negative consent as well as committed vehicles where Blackstone (in some or all circumstances), and not the co-investor,
has discretion in determining whether the
co-investment
vehicle will participate in
co-investment
opportunities) for one or more investors (including third-party investors and investors in us) in order to co-invest
alongside us in one or more future investments. These
co-investment
vehicles may nevertheless only participate in
co-investment
opportunities after the initial acquisition of an investment. The existence of these vehicles could reduce the opportunity for other limited partners to receive allocations of co-investment,
and the amount and frequency of
co-investment
by any such
co-investment
vehicles would be at the discretion of the Sponsor. Also, Blackstone will, in certain circumstances, agree with investors (including limited partners, Blackstone strategic relationships (including Strategic Relationships) and third-party investors) to more favorable rights or pre-negotiated
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
Strategic Relationships Involving
Co-Investment
. The Sponsor and its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship (including a Strategic Relationship) with Blackstone) opportunities to co-invest
in priority or on more favorable terms than other potential
co-investors
due to the amount of performance-based compensation or management fees or other fees paid by the co-investor
receiving the priority allocation or better terms (as well as any additional discounts or rebates avoided by allocating co-investments
to such
co-investor
with respect to such
co-investor’s
participation in us and/or any Other Blackstone Accounts) or other aspects of such co-investor’s
relationship with Blackstone. The management fees, carried interest (or equivalent performance-based compensation) and other fees received by Blackstone from and the amount of expenses charged to us can be expected to be less or more than such amounts paid by or charged to co-investment
vehicles pursuant to the terms of such vehicles’ partnership agreements and other agreements with co-investors,
and such variation in the amount of fees and expenses can be expected to create an economic incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles or
co-investors,
as the case may be. In addition, other terms of existing and future co-investment
vehicles can be expected to differ materially, and in some instances can be expected to be more favorable to Blackstone, than our terms, and such different terms can be expected to create an incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles, as the case may be. Such incentives can be expected to give rise to conflicts of interest, and there can be no assurance such conflicts of interest will be resolved in our favor or that any investment opportunities that would have otherwise been offered to us or limited partners through co-investment
will be made available. In circumstances where we are investing alongside Other Blackstone Accounts, the Sponsor and its affiliates may be incentivized to cause us, on the one hand, or such Other Blackstone Accounts, on the other hand, to offer co-investment
opportunities depending on the economic and other terms each may be permitted to offer co-investors.
There may be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Blackstone Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Blackstone Accounts. The allocation of such specific items generally would be based on the Sponsor’s determination of, among other things, the expected returns and risk profiles for such items (e.g., specific items with higher expected returns and a higher risk profile may be allocated to us whereas those with lower relative expected returns and a lower risk profile may be allocated to an Other Blackstone Account), and in any such case the combined purchase price paid to a seller would be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor and its affiliates.

Additionally, it can be expected that Blackstone will enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, which, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone will, in certain circumstances, pay management fees and performance-based compensation in connection with such arrangements. Blackstone will, in certain circumstances, also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of such reimbursements or rebates can be expected to relate to allocations of co-investment
opportunities and increase if certain
co-investment
allocations are not made. While it is possible that we will, along with Blackstone itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by us would instead be referred (in whole or in part) to such third party, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to us. Some co-investment
vehicles, including some Other
Co-Invest
Vehicles, may not bear broken deal expenses or other investment-related expenses (including in respect of financing for such investment) from time to time (in which case we would, to the fullest extent permitted by applicable law, bear such extra portion of such expenses) unless Blackstone determines otherwise in its discretion. Such determinations will be made on a case-by-case
basis by Blackstone and may result in differing treatment of co-investment
vehicles under certain circumstances. The foregoing will under certain circumstances result in us bearing more than our pro-rata
share of broken deal expenses although the General Partner will use commercially reasonable efforts to cause any of our third-party co-investors
that have agreed in writing to participate in a potential Investment alongside us to bear their pro-rata
share of any broken deal expenses. This could be expected to give rise to conflicts of interest in connection with our investment activities in certain circumstances, and, while the Sponsor will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in our favor.
Liability Arising from Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts.
Because of the opportunistic and flexible nature of our investment strategies, we have co-invested
and will continue to
co-invest
from time to time with one or more Other Blackstone Accounts (including co-investment
or other vehicles in which Blackstone or its personnel invest and that co-invest
with such Other Blackstone Accounts) or Blackstone (including BXi) in investments that are suitable for both us, such Other Blackstone Accounts and/or Blackstone. Participating in investments alongside Other Blackstone Accounts and/or Blackstone subjects us to a number of risks and conflicts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s and/or Blackstone’s participation, as a result of information walls or otherwise). For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us, Other Blackstone Accounts and/or Blackstone may not be the same. Additionally, we, such Other Blackstone Accounts and/or Blackstone will generally have different investment periods or expiration dates (as applicable, including in light of our and certain Other Blackstone Accounts’ perpetual nature) and/or investment objectives and requirements (including different return profiles, liquidity requirements and valuation considerations (including public reporting requirements thereof)) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by us, Other Blackstone Accounts and/or Blackstone). Such Other Blackstone Accounts and/or Blackstone may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we, such Other Blackstone Accounts and/or Blackstone may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration (e.g., we may receive cash whereas other investors in comparable funds or Other Blackstone Accounts may be provided the opportunity to receive distributions in-kind
in lieu thereof).

At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (a) if we are a direct counterparty to a transaction, we being solely liable with respect to our own share as well as Other Blackstone Accounts’ shares of any applicable obligations, or (b) if we are not the direct counterparty, we having a contribution obligation to the relevant Other Blackstone Accounts (including BXPE Lux). Alternatively, a counterparty may agree to face multiple funds, which could result in us being jointly and severally liable alongside Other Blackstone Accounts for the full amount of the applicable obligations. Similarly, there could be transactions with respect to which, to address legal, tax, regulatory, administrative or other commercial considerations—including, for example compliance with cash confirmation requirements under the UK Takeover Code in connection with an Investment involving a UK take-private transaction—the Sponsor determine to utilize us to make an investment commitment for a proposed investment on the behalf of ourselves and one or more Other Blackstone Accounts (or vice versa) with the expectation that such Other Blackstone Accounts (or we, as applicable) assumes its share of the relevant funding obligation prior to closing. In cases in which we could be responsible for the liability of an Other Blackstone Account, or vice versa, the applicable parties would generally enter into a back-to-back
or other similar contribution or reimbursement agreement. Likewise, for certain Investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with us. For these transactions, it is anticipated that we would then enter into back-to-back
trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with the relevant Other Blackstone Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro-rata
share of the relevant loss. In certain circumstances where we participate in an investment alongside any Other Blackstone Account, to the fullest extent permitted by applicable law, (including a co-investment
vehicle), we could bear more than our
pro-rata
share of relevant expenses relating to such investment, including, but not limited to, as the result of such Other Blackstone Account not having resources to bear such expenses (e.g., as a result of the Other Blackstone Account’s insufficient reserves or inability to call capital contributions to cover such expenses.) It is not expected that we or Other Blackstone Accounts will be compensated for agreeing to be primarily liable vis-à-vis
a third-party counterparty. Moreover, in connection with the divestment of all or part of a Portfolio Entity (e.g., an initial public offering) and/or the wind-down of a Portfolio Entity, Blackstone will seek to track the ownership interests, liabilities and obligations of us and any Other Blackstone Accounts owning an interest in the Portfolio Entity comprising such operating business, but it is possible that we and applicable Other Blackstone Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of us and such Other Blackstone Accounts, it is possible that one or more of us/them will have greater exposure to legal claims and that we/they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.
Moreover, in connection with seeking financing or refinancing of Portfolio Entities and their assets, it may be the case that better financing terms are available when more than one Portfolio Entity provides collateral, particularly in circumstances where the assets of each Portfolio Entity are similar in nature. As such, rather than seeking such financing or refinancing on its own, a Portfolio Entity of ours may enter into cross collateralization arrangements with another Portfolio Entity of ours or Portfolio Entities of one or more Other Blackstone Accounts. While Blackstone would expect any such financing arrangements to generally be non-recourse
to us and the Other Blackstone Accounts, as a result of any cross-collateralization, we could also lose our interests in otherwise performing Investments due to poorly performing or non-performing
investments of the Other Blackstone Accounts.
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

Syndication; Warehousing.
We, Blackstone, Other Blackstone Accounts, joint venture partners, or affiliates or related parties of the foregoing have and expect to continue to, subject to the limitations in the Partnership Agreement, commit to or initially acquire an investment as principal and subsequently sell prior to or following the closing of the investment some or all of it to us, Other Blackstone Accounts or co-investment
vehicles (as applicable) formed to
co-invest
alongside us and/or Other Blackstone Accounts and/or third parties in an affiliate or related party transaction. Similarly, subject to the limitations of the Partnership Agreement, we may commit to or initially acquire an investment and subsequently syndicate, or sell some or all of it, to Blackstone, Other Blackstone Accounts, co-investment
vehicles (including
co-investment
vehicles managed outside the Sponsor’s investment program or committed co-investment
vehicles), joint venture partners, Consultants or affiliates or related parties of the foregoing or other third parties (including any person (including, if applicable, Unitholders other than solely in their capacity as such and Consultants) that the Sponsor determines has the ability to add value to an Investment in light of its relationships, experience, geographic location, market or industry knowledge and/or other relevant attributes as determined by Blackstone), notwithstanding the availability of capital from the Unitholders and other investors thereof or applicable credit facilities. Such syndications may occur over time in multiple transactions and following the closing of the investment. Management Fees will begin accruing as of the date of the initial commitment of a particular Investment by the Other Blackstone Account (i.e., Management Fees will be charged as if we had participated in the Investment from the date the Investment was first committed to, which will result in Management Fees being charged on a retroactive basis in cases where we acquire our interest in the Investment via syndication). If any such intended syndication is not ultimately consummated, Blackstone, we or the other party that initially acquires such portion will be expected to retain it, leading to us or such other party having more of the applicable Investment (including expenses relating to such unconsummated syndication) initially intended to be syndicated than it would otherwise have had if such syndication had not initially been contemplated. For the avoidance of doubt, we and Other Blackstone Accounts participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all) or may participate in a syndication alongside us but at a different interest rate, due to legal, regulatory, accounting, administrative or other considerations. The Sponsor reserves the right to cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair market value of any such Investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. Particularly, we and certain Other Blackstone Accounts will conduct monthly or otherwise frequent valuation of Investments and, notwithstanding the existence of such valuations, the Sponsor can be expected to nevertheless cause the syndication of Investments to be made at cost, cost plus an interest rate and/or carrying cost. Any valuation intended to reflect the fair market value of an Investment could ultimately not accurately reflect the realizable value of an Investment and there will be no retroactive adjustment, even if such adjustment would benefit us and indirectly the Limited Partners. The Sponsor also reserves the right to determine another methodology for pricing these transfers, including fair market value at the time of transfer, and the Limited Partners will not be entitled to receive notice or disclosure related thereto, including with respect to timing, structuring, pricing and other terms. There can be no assurance that, in the case of estimated interest expense, there will be any subsequent adjustment in the case actual interest rates change during the period between drawdown and due date and/or if actual funding by a co-investor
occurs prior to the actual due date (through which interest will have been calculated). Also, the Sponsor will, in certain circumstances, charge fees on these transfers to either or both of the parties to them. The Sponsor or its affiliates will from time to time be permitted to retain any portion of an Investment initially acquired by them with a view to syndication to co-investors
or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so.

Conflicts of interest are expected to arise in connection with these transactions, including with respect to timing, structuring, pricing and other terms. For example, the Sponsor will have a potential conflict of interest when the Sponsor receives fees, including an incentive allocation, from an Other Blackstone Account acquiring from or transferring to us all or a portion of an investment. Furthermore, the Sponsor and its affiliates have the right to commit to or initially acquire a portion of an investment alongside us if the Sponsor intends to syndicate such amounts to Other Blackstone Accounts or such other third parties (which may include one or more investors in Other Blackstone Accounts), and to retain such amounts not ultimately syndicated after having used reasonable efforts to syndicate. The equity committed/used in any such underwriting by the Sponsor and its affiliates may come from Blackstone’s own balance sheet and/or from one or more third parties that enter into arrangements with Blackstone with respect thereto and may come from an Other Blackstone Account. In such circumstances, Blackstone will have the right to earn underwriting and/or syndication fees from us, the Portfolio Entities, or the purchasers of such equity, and we and the Unitholders will not be entitled to share in or receive the benefit of any such underwriting and/or syndication fees. As a result, the Sponsor may be incentivized to underwrite and/or syndicate amounts of equity in investments due to the right to earn fees not subject to offset in favor of the Unitholders, even if the capital used to underwrite such amounts does not come entirely from Blackstone’s own balance sheet as described above, and Blackstone may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest with respect thereto. (See also “—Securities and Lending Activities” herein.)
More specifically, we could initially acquire a portion of certain Investments (including through borrowings on an asset-backed facility or from Blackstone itself) intended as co-investments
as described herein and syndicate all or part of such
co-investments
to one or more
co-investors
(inclusive of allocable expenses related thereto) (and we may similarly acquire a portion of certain investments with the intent to syndicate such portion to one or more Other Blackstone Accounts). We could also syndicate such portion to third parties that are designated strategic investors as described above, in which case such syndication may be on more favorable terms (e.g., at no additional syndication charge) to such third parties compared to those available to other co-investors
described in the preceding sentence. The value of the Investment during such interim period could increase, but we will not receive the full benefit of any such increase. However, to the extent such amounts are not so charged or reimbursed, they generally will be borne by us.
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

Broken Deal Expenses.
Investments in private equity often require extensive due diligence activities prior to acquisition, including legal costs. If a proposed Investment or disposition by us is not consummated (generally referred to as a “broken deal”), all or a portion of such third-party expenses (for example, but not limited to, expenses attributable to investment bankers, legal and tax advice and consultants), which may be significant, may be borne by us. Any expenses incurred by us for actual Investments as described herein or the Partnership Agreement will also be incurred by us with respect to such broken deals. The General Partner will use commercially reasonable efforts to cause any of our third-party co-investors
that have agreed in writing to participate in a potential Investment alongside us to bear their pro-rata
share of any broken deal expenses. Unless otherwise required, the Sponsor in most circumstances will not seek reimbursement of broken deal expenses from third parties, including counterparties to the potential transaction or potential co-investors
(including standing
co-invest
vehicles (if applicable) established to participate in
co-investment
opportunities alongside us on a regular or periodic basis and/or as part of an overall co-investment
program or arrangement). Moreover, subject to the above and the Partnership Agreement, expenses related to the organization of co-investment
vehicles formed to invest in a proposed investment that was ultimately not consummated are expected to be borne by us, and not the proposed co-investors.
Fund expenses relating to Investments shall generally be allocated among us and Other Blackstone Accounts pro-rata
based upon their relative investment size in the Investment (and in good faith in the case of broken deal expenses and related expenses for unconsummated transactions based on their relative expected investment sizes thereof). Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs of negotiating co-investment
documentation (including
non-disclosure
agreements with counterparties), the costs from onboarding (i.e., know your customer) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of the Fund, and any expenses of the Fund’s representative or its designated individual), printing and publishing expenses, and legal, accounting, tax, structuring and other due diligence and pursuit costs and expenses (including, for the avoidance of doubt, any Consultant expenses and including, in certain instances, broken deal expenses associated with services provided by Portfolio Entities, as detailed below), which will include expenses incurred prior to the commencement of the Effective Date (as defined herein). Although broken deal expenses will generally be shared between us and any Other Blackstone Accounts pro-rata
according to capital invested by each in such investment, any such broken deal expenses could, in the reasonable discretion of the Sponsor acting in good faith, be allocated solely to us and not to Other Blackstone Accounts or co-investment
vehicles (including such standing
co-investment
vehicles) that could have made the Investment (including any situation where an Other Blackstone Account was initially allocated an investment opportunity and incurred such expenses before such investment opportunity was reallocated to us), even when the Other Blackstone Account or co-investment
vehicle commonly invests alongside us in its Investments or Blackstone or Other Blackstone Accounts in their investments. In such cases our share of expenses would increase. As a general matter, the Sponsor expects that until a potential Investment is formally allocated to an Other Blackstone Account and/or potential co-investors
(it being understood that final allocation decisions and approvals are typically made shortly prior to closing an investment), we are expected to bear the broken deal expenses for such investment (even if it was anticipated that such potential investment might be formally allocated to an Other Blackstone Account and/or potential co-investors
instead of us), which can result in substantial amounts of broken deal expenses being borne by us. In the event broken deal expenses are allocated to an Other Blackstone Account or a co-investment
vehicle, the Sponsor or we will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Blackstone Account or co-investment
vehicle, as applicable. Additionally, certain
co-investment
vehicles or certain potential
co-investors,
including Other Blackstone Accounts, who might have invested in a transaction had it been consummated, such as potential investors in co-investment
structures relating to a specific investment where the legally binding agreements relating to such co-investment
are not executed until the time of the deal closing, will not be allocated any share of any break-up
or topping fees or broken deal expenses (and such expenses will be allocated to us), unless the Sponsor determines otherwise in its discretion or as may be set forth in the relevant operative agreements or as required by applicable law. In addition, certain Portfolio Entities will provide transaction support services (including identifying potential investments) to us, Other Blackstone Accounts and their respective Portfolio Entities in respect of certain investments that are not ultimately consummated. See also “—Portfolio Entity Service Providers and Vendors” herein. The Sponsor will endeavor in good faith to allocate such broken deal-related costs among us and such Other Blackstone Accounts as it deems appropriate under the particular circumstances, including the allocation of certain expenses equally among the vehicles that were expected to participate in an investment that was not consummated. Any methodology used to determine the allocation of such broken deal expenses to us and any Other Blackstone Accounts or co-investment
vehicles (including the choice thereof) involves inherent conflicts and will not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. Additionally, while the allocation of such costs can be expected to generally be based on the relative expected investment sizes (as determined by the General Partner in good faith), in certain circumstances they may be based on any of a number of different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore we could, to the fullest extent permitted by applicable law, pay more than our pro-rata
portion of such cost based on its actual usage of such services. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Key Components of Our Results of Operations — BXPE U.S. Expenses.”
Other Blackstone Business Activities.
We, Blackstone, Other Blackstone Accounts, our/their Portfolio Entities, and personnel and related parties of the foregoing have and will continue to receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us and our Portfolio Entities, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; underwriting (including, without limitation, evaluation regarding value creation opportunities and Sustainability risk mitigation), syndication or refinancing of a loan or investment (or other additional fees including, without limitation, acquisition, loan modification or restructuring fees); loan servicing; special servicing; fees for monitoring and oversight of loans provided to Portfolio Entities and/or third parties; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement, brokerage, solutions and risk management services; data extraction and management products and services; BX Energy Portcos (as defined below); Revantage acquisition and disposition program management; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). (See also “—Portfolio Entity Service Providers and Vendors” herein). For example, Blackstone or an Other Blackstone Account may, directly or indirectly through a portfolio entity, from time to time, acquire certain assets, loans or other interests for the purpose of syndicating some or all of such assets, loans or other interests to us and/or Other Blackstone Accounts, and may receive syndication or other fees in connection therewith. Other than as expressly set forth in the Partnership Agreement and/or Investment Management Agreement, such fees shall not be applied to offset Management Fees and Unitholders will not share therein. Such parties will also provide products and services for fees to Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities, and our/their personnel and related parties, as applicable, as well as third parties. Further, such parties could provide products and services for fees to us, Other Blackstone Accounts and our/their Portfolio Entities in circumstances where third-party service providers are concurrently providing similar services to us, Other Blackstone Accounts and our/their Portfolio Entities. Through its Innovations group (BXi), Blackstone incubates (or otherwise invests in) businesses that are expected to be introduced to, and therefore frequently provide goods and services to, us and Other Blackstone Accounts and our/their Portfolio Entities, as well as other Blackstone-related parties and third parties. By contracting for a product or service from a business related to Blackstone, we and our Portfolio Entities would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or the Unitholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us and our Portfolio Entities. We and our Portfolio Entities will incur expenses in negotiating for any such fees and services, which will be treated as fund expenses. In addition, the Sponsor may receive fees associated with capital invested by co-investors
relating to investments in which we participate or otherwise, in connection with a joint venture in which we participate or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Sponsor performs services. Finally, Blackstone and its personnel and related parties will, in certain circumstances, also receive compensation for origination activities and unconsummated transactions.
We have engaged and will, in certain circumstances, engage one or more third-party administrators to provide certain administrative services to us and, in such circumstances, there may be some overlap in the services performed by the third-party administrator and Blackstone personnel and, subject to the Partnership Agreement and the Investment Management Agreement, we will bear all such costs, provided that fees, costs and expenses of administrative services provided with respect to the Administration Fee will not be duplicated for us as fund expenses. We will, as determined by the Sponsor and as permitted by the Partnership Agreement, bear the cost of fund administration, and accounting (including, without limitation, maintenance of our books and records, preparation of net asset value and other valuation support services, as applicable (e.g., valuation model and methodology review, review of third-party due diligence conclusions and sample testing), preparation of periodic investor reporting and calculation of performance metrics, central administration and depositary oversight (e.g., periodic and ongoing due diligence and coordination of investment reconciliation and asset verification); audit support (e.g., audit planning and review of annual financial statements); risk management support services (e.g., calculation and review of investment and leverage exposure), Sustainability support services, regulatory risk reporting, data collection and modeling and risk management matters and tax support services (e.g., annual tax and VAT returns and FATCA and CRS compliance)), in-house
attorneys to provide transactional legal and related tax advice, tax planning and other related services (including, without limitation, entity organization, structuring, due diligence, document drafting and negotiation, closing preparation, post-closing activities (such as compliance with contractual terms and providing advice for investment-level matters with respect to fiduciary and other obligations and issues), litigation or regulatory matters, reviewing and structuring exit opportunities) provided by Blackstone personnel and related parties to us and our Portfolio Entities, including the allocation of their compensation (including, without limitation, salary, bonus and benefits) and related overhead otherwise payable by Blackstone, or pay for their services at market rates, and except in certain limited circumstances or with respect to us, such amounts will not offset Management Fees. The services of in-house
attorneys generally include, without limitation, services with respect to M&A, capital markets or financing transactions, tax or regulatory structuring, supervision of external counsel and service providers, attending internal and external meetings (including investment committee meetings) and/or communicating with relevant internal and external parties. Any determination of whether the fees and costs attributable to Blackstone personnel and related parties reflect market rates or arm’s length terms will not take into account any additional fees and costs borne by us with respect to third parties providing similar services (e.g., an external administrator, if applicable). Such allocations or charges can be based on any of the following methodologies: (a) requiring personnel to periodically record or allocate their historical time spent with respect to us or Blackstone approximating the proportion of certain personnel’s time spent with respect to us, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits services, purchase and sale of assets) and allocable overhead based on time spent, or charging their time spent at market rates, (b) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that Blackstone believes represents a fair recoupment of expenses and a market rate for such services or (c) any other similar methodology determined by Blackstone to be appropriate under the circumstances. Certain Blackstone personnel will provide services to few, or only one, of us and an Other Blackstone Account, in which case Blackstone could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, the provision of such services by Blackstone personnel and related parties and any such methodology (including the choice thereof and any benchmarking, verification or other analysis related thereto) involves inherent conflicts. The General Partner may utilize a different methodology in the future, including one of the other methodologies described, or another methodology, which may result in us bearing amounts more or less than would otherwise be the case. Any amounts paid to Blackstone and/or its affiliates for such services, as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by us as fund expenses, will not result in any offset to the Fund Fees and will, in certain circumstances, result in incurrence of greater expenses by us and our Portfolio Entities than would be the case if such services were provided by third parties. From time to time, the Sponsor may determine not to allocate an expense to us although the expense is a permissible fund expense pursuant to the Partnership Agreement (or vice versa), and the Sponsor may in the future begin charging us for such expenses.
The Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by us or a Portfolio Entity to a third-party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, the Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
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
co-investor
(or otherwise hold an interest) in such investments alongside us, the Sponsor and/or Other Blackstone Accounts, which are expected to give rise to potential or actual conflicts of interest, including with respect to the timing and manner of sale by Blackstone, on the one hand, and other participating funds, including us, on the other hand. Blackstone’s receipt of such interests in-kind
generally would not be at the same time or on substantially the same terms, price and conditions as us, the Sponsor and/or the Other Blackstone Accounts, as applicable. With respect to any dispositions of securities or investments held by Blackstone resulting from receiving such fees in-kind,
since we and/or Other Blackstone Accounts, as applicable, are not similarly situated and may have different terms affecting the timing of our/their respective dispositions, there may be certain situations where Blackstone would not dispose of its securities or interests at the same time and/or on substantially the same terms, price and conditions as such other funds, which would be evaluated by Blackstone on a case-by-case
basis taking into account the circumstances at the relevant time. There can be no assurance that any actual or perceived conflicts will be resolved in favor of us or the Unitholders. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf involving any such corporations, the Sponsor will consider those relationships (including any incentives or disincentives as part of such relationship) when evaluating the investment opportunity, which may result in the Sponsor choosing not to make such an investment on our behalf due to such relationships. We may also co-invest
with clients of Blackstone in a particular investment, and the relationship with such clients could influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). We may be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or develop, or transactions or investments Blackstone may make or have made.
Fees Received by the Sponsor.
Break-up
or topping fees, commitment fees, transaction, monitoring and director fees and organization, financing, divestment, and other similar fees (which do not include amounts received with respect to group purchasing, healthcare brokerage, insurance and other similar services to Portfolio Entities) with respect to the Investments can be paid to the Sponsor, in which case Management Fees will be offset by the amount of net break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees attributable to a potential Investment by us, but not to any amount attributable to a potential investment by Other Blackstone Accounts, vehicles participating in Blackstone’s side-by-side
co-investment
rights, permanent capital vehicles, and/or accounts (including insurance accounts, Everlake, Corebridge and Resolution Life (each as defined below)) managed by affiliates of Blackstone and related entities or third parties (See “—Other Blackstone Business Activities” herein). Alternatively, we could receive the break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees directly, in which case there will be no Management Fee offset. The Sponsor will generally receive a greater economic benefit by structuring the break-up
or topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees to be paid to it directly, subject to the Management Fee offset, and may do so in its sole discretion.
Break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees paid to the Sponsor or us in connection with a transaction could be allocated, or not, to Other Blackstone Accounts, co-investment
vehicles and other investment vehicles participating in investments that invest (or are expected to invest) alongside us, as determined by the Sponsor to be appropriate in the circumstances. Generally, the Sponsor would not allocate break-up,
topping fees, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees with respect to a potential Investment to us, an Other Blackstone Account or co-investment
vehicle unless such person would also share in broken deal expenses related to the potential Investment. The Sponsor may receive other types of fees as described in the Investment Management Agreement which are not subject to offset, including without limitation, financial advisory fees, organization and financing fees for arranging acquisitions and other major financial restructurings, data management fees, fees for Sustainability services, fees for services related to group purchasing, healthcare consulting/brokerage, investment banking, title insurance, capital markets (including with respect to syndications or placements of debt and/or equity securities or instruments issued by portfolio companies or entities formed to invest therein), credit origination, loan servicing and/or other types of insurance, management consulting and other similar operational and financial matters (whether in cash or in kind). As another example of fees for other operational matters, the Sponsor anticipates that in certain circumstances, professionals of Blackstone and Blackstone-affiliated service providers will receive fees for AI Technologies-related services (which may be conducted from within the portfolio operations group or another group within Blackstone) to us, Other Blackstone Accounts and our and Other Blackstone Accounts’ Portfolio Entities, in which case there will be no Management Fee offset. Furthermore, Joint Venture Partners to JV Arrangements may provide services (such as asset management oversight services) similar to, and overlapping with, services provided by the Sponsor to us, Other Blackstone Accounts or their respective Portfolio Entities, and, notwithstanding the foregoing, fees attributable to such services will not offset Management Fees or otherwise be allocated to, or shared with, the Limited Partners. In certain circumstances, JV Arrangements could be structured such that we ourselves receive a portion of monitoring fees attributable to the monitoring services provided by Joint Venture Partners due to our interest in such JV Arrangements, in such cases the monitoring fees paid to JV Arrangements and received by us will offset Management Fees to the extent provided for in the Partnership Agreement and/or Investment Management Agreement. With respect to fees received by Blackstone relating to our Investments or from unconsummated transactions, Unitholders will not receive the benefit of any fees relating to our Investments (including, without limitation, as described above) other than as set forth in our organizational documents. Any potential offset of the Management Fee will only accrue to the extent the fees giving rise to such offset are paid as part of and during the course of our investment in the relevant Portfolio Entity, and, without regard to the nature of such fees, there will be no offset of the Management Fees with respect to any fees paid to Blackstone after we have exited the relevant Investment. Following an exit of our Investment in a Portfolio Entity, Other Blackstone Accounts may continue to hold interests (debt and/or equity) in such Portfolio Entity, and Blackstone may begin to earn fees or continue to earn fees from such Portfolio Entity for providing services to such Portfolio Entity, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services, which in each case will not offset or reduce the Management Fee. Also, in the case of fees for services as a director of a Portfolio Entity, the Management Fee will not be reduced or offset to the extent any Blackstone personnel continues to serve as a director after we have exited (or are in the process of exiting) the applicable Portfolio Entity and/or following the termination of such employee’s employment with Blackstone. Conflicts of interest are expected to arise when a Portfolio Entity enters into arrangements with Blackstone on or about the time we exit our Investment in such Portfolio Entity. To the extent any investment banking fees, consulting (including management, consulting, and AI Technologies) fees, syndication fees, capital markets syndication and significant sums in advisory fees (including underwriting fees (including, without limitation, evaluation regarding value creation opportunities and Sustainability risk mitigation)), origination fees, servicing fees, healthcare consulting/brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings and other similar operational and financial matters, loan servicing and/or other types of insurance fees, data management and services fees or payments, operations fees, financing fees, fees for asset services, title insurance fees, energy procurement/brokerage fees, fees for Sustainability services, fees associated with aviation management including origination fees, servicer fees (e.g., services relating to lease collections/disbursements, maintenance, insurance, lease marketing and sale of aircraft/parts), insurance asset management fees, asset management fees (e.g., services relating to the preparation of monthly cash flow models and industry asset management fees, incentive fees and other similar fees and annual retainers (whether in cash or in-kind))
are received by Blackstone, such fees will not be required to be shared with us or the Unitholders and will not result in any offset to the Management Fee payable by the Unitholders.
Outsourcing.
The Sponsor has and is expected to continue to outsource to third parties many of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, accounting, tax or other related services) that can be and/or historically have been performed in-house
by the Sponsor and its personnel, and the fees, costs and expenses of such third-party service providers will be borne by us as fund expenses. Outsourced services include certain services that often would be provided at the Sponsor’s expense if such services had been performed in-house
by the Sponsor’s personnel. In such cases, the fees, costs and expenses associated with the provision of such services will be borne by us instead of the Sponsor, thereby increasing the fund expenses borne by the Unitholders. Outsourced services also include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that may also be provided by the Sponsor in-house
at our expense. From time to time, the Sponsor may provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and, in such cases, to the extent the Sponsor’s services are reimbursable as fund expenses, the overall amount of fund expenses borne by the Unitholders will be greater than would the case if only the Sponsor or such third party provided such services.
Determining whether to engage a third-party service provider and the terms (including economic terms) of any such engagement will be determined by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or our/their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. The Sponsor will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as fund expenses (with no reduction or offset to Fund Fees) and retaining third parties will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
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
Outsourcing may not occur uniformly for all Blackstone-managed vehicles and accounts and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain Other Blackstone Accounts for similar services.
Material
Non-Public
Information.
By reason of their responsibilities in connection with other activities of Blackstone and potentially by virtue of their activities outside of Blackstone, certain employees of Blackstone and/or the Sponsor and its affiliates may acquire confidential or material non-public
information or be restricted from initiating transactions in certain securities. We will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to purchase or sell an Investment that we otherwise might have purchased or sold, which could negatively affect our operations.
Data Services.
Blackstone or an affiliate of Blackstone formed in the future has and/or can be expected to provide data services to Portfolio Entities, and to certain Unitholders, investors in Other Blackstone Accounts, and to us and Other Blackstone Accounts and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof) (collectively, “Data Holders”). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, distributing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the limitations of the Partnership Agreement and any other applicable contractual limitations, with us, Other Blackstone Accounts, Portfolio Entities, Unitholders, investors in Other Blackstone Accounts, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof). If Blackstone enters into data services arrangements with Portfolio Entities and receives compensation from such Portfolio Entities for such data services, we will indirectly bear our share of such compensation based on our pro-rata
ownership of such Portfolio Entities. Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its sole discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone in the future enters into data services arrangements with Portfolio Entities and such Portfolio Entities pay Blackstone compensation for such data services, we will indirectly bear our share of the cost of such compensation based on our ownership of such Portfolio Entities. To the extent Blackstone receives compensation for such data management services, such compensation could include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, as well as fees, royalties and cost and expense reimbursement (including start-up
costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Such compensation will not be offset against Fund Fees or any other fees or expenses borne by us and will not otherwise be shared with us or the Unitholders. Additionally, Blackstone is also expected to determine to share and distribute the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their Portfolio Entities) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause us to invest in Portfolio Entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain on our behalf. (See also “—Data” herein.)
Securities and Lending Activities.
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by, us and our Portfolio Entities or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts,” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by Portfolio Entities and Other Blackstone Accounts. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us (for example, in the case of secondary sales by us) and Portfolio Entities), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer is permitted to act as the managing underwriter, a member of the underwriting syndicate or broker for us or our Portfolio Entities, or as dealer, broker or advisor to a counterparty to us or a Portfolio Entity, and purchase securities from or sell securities to us, Other Blackstone Accounts or Portfolio Entities of ours and of Other Blackstone Accounts or advise on such transactions. Blackstone will also from time to time, on behalf of us or our Portfolio Entities, or other parties to a transaction involving us or our Portfolio Entities, to effect transactions, including transactions in the secondary markets, that result in commissions or other compensation paid to Blackstone by us or our Portfolio Entities or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment
vehicles. Subject to applicable law, Blackstone is permitted to receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets fees, advisory fees (including capital markets advisory fees), lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, incentive fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, we, an Other Blackstone Account or our/their Portfolio Entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or the Unitholders, and Fund Fees will not be reduced by such amounts. The Sponsor has sole discretion, subject to the terms of the Partnership Agreement, to approve the foregoing arrangements if the Sponsor believes in good faith that such transactions are appropriate for us.
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
Portfolio Entity Relationships Generally.
Blackstone, Portfolio Entities of ours including special purpose vehicle Portfolio Entities that may be formed in connection with Investments, and Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us, Other Blackstone Accounts, and/or Portfolio Entities of ours and of Other Blackstone Accounts or other Blackstone affiliates and/or any portfolio entities of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). In addition, certain Portfolio Entities can be expected to be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). For example, certain Portfolio Entities of ours or of Other Blackstone Accounts provide or recommend goods or services to Blackstone, us, Other Blackstone Accounts, or other Portfolio Entities of ours and of Other Blackstone Accounts or other Blackstone affiliates (or vice versa) (including “platform” investments of ours and of Other Blackstone Accounts). As another example, it can also be expected that the management of one or more Portfolio Entities may consult with one another (or with one or more portfolio entities of an Other Blackstone Account in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and/or sale thereof). Moreover, we and/or an Other Blackstone Account may consult with a Portfolio Entity or a portfolio entity of an Other Blackstone Account as part of the investment diligence for a potential investment by us or such Other Blackstone Account. As a result of or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one Portfolio Entity may transfer to or become employed by another Portfolio Entity (or a portfolio entity of an Other Blackstone Account), us, Blackstone or our/their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to or to the entity such personnel is departing from, without obtaining any consent from the Board of Directors or the Unitholders. The compensation earned and subsequently paid to such personnel may include arrangements designed to make sure person whole for unvested equity or carried interest attributable to such personnel’s entity of origin that was forfeited in connection with their departure therefrom. These agreements, transactions and other arrangements will involve payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, an Other Blackstone Account and/or a Portfolio Entity (which may be in the form of public stock, limited partnership interests or otherwise) and/or other benefits to Blackstone, Blackstone affiliates and/or a Portfolio Entity, none of which will result in any offset to Fund Fees or otherwise be shared with us or the Unitholders, notwithstanding that some of the services provided by a Portfolio Entity are similar in nature to the services provided by the Sponsor and that certain Portfolio Entities are expected to be special purpose vehicles created by us. Such agreements, transactions and other arrangements will generally be entered into without our and/or such Other Blackstone Accounts’ consent or direct involvement or the consent of the Board of Directors or Unitholders (including, without limitation, in the case of minority Investments by us in such Portfolio Entities or the sale of assets from one Portfolio Entity to another). This is because, among other considerations, Portfolio Entities of ours and Portfolio Entities of Other Blackstone Accounts are not considered “affiliates” of Blackstone, us or the Sponsor under the Partnership Agreement and therefore may not be covered by the affiliate transaction restrictions included in the Partnership Agreement. There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to us as otherwise would be the case if the counterparty were not related to Blackstone.
In addition, it is possible that certain Portfolio Entities of ours, Other Blackstone Accounts or entities in which the Other Blackstone Accounts have an interest will compete with us or a Portfolio Entity thereof for one or more investment opportunities. It is also possible that Blackstone (including BXi) or Other Blackstone Accounts, certain Portfolio Entities of the Other Blackstone Accounts or companies in which Blackstone or the Other Blackstone Accounts have or will have an interest will acquire Portfolio Entities that have or are expected to engage in activities that are direct competitors of our Portfolio Entities or will otherwise have adverse consequences on us and/or our Portfolio Entities (including, by way of example only, as a result of such Portfolio Entities providing the same or similar products and/or services as the Portfolio Entities or as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in our and/or our Portfolio Entities’ assets being used to satisfy the obligations or liabilities of one or more Other Blackstone Accounts, their Portfolio Entities and/or affiliates).
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

In addition, Portfolio Entities with respect to which we may elect members of the board of directors will, as a result, subject us and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such Portfolio Entity. Although in most cases our and any such Portfolio Entity’s interests will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such Portfolio Entity and its stakeholders, on the one hand, and our interests, on the other hand. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
These conflicts related to Portfolio Entity relationships will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Portfolio Entity Service Providers and Vendors.
We, Other Blackstone Accounts, Portfolio Entities of each of the foregoing and Blackstone can be expected to engage Portfolio Entities of ours and of Other Blackstone Accounts to provide to other Portfolio Entities, us and Blackstone services including, without limitation, the following: (a) corporate administrative and support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), administrative support, insurance, procurement, placement, brokerage and consulting services, cash management and monitoring, consolidation, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budgeting and forecasting, financing management, fundraising support, human resources (e.g., the onboarding and ongoing development of personnel), lender financial reporting, lender relationship management (e.g., coordinating with lenders on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender)) communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end-of-term
services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental and/or sustainability due diligence support (e.g., review of asset condition reports, energy consumption), climate accounting services, Sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, Sustainability data collection and reporting services, capital planning services, operational coordination (e.g., coordination with joint venture partners, property managers and third-party service providers), risk management, reporting (such as tax, debt, portfolio or other similar topics), restructuring and work-out
of performing,
sub-performing
and nonperforming loans, tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing, internal risk control, treasury and valuation services), business intelligence and data science services, fundraising support, legal/business/finance optimization and innovation (including legal invoice automation), and vendor selection; (b) operational services including personnel (i.e., general management of day-to-day
operations, including, without limitation, construction management and oversight (such as management of general contractors on capital and energy efficiency projects) and operational coordination (i.e., coordination with joint venture partners, operating partners and property managers), tracking Portfolio Entity employees’ and other advisors’ utilization and other metrics for fund-level reporting obligations, planning with respect to portfolio composition (including hold/sell analysis support), Sustainability-related planning (including data collection, review, support and execution and creating and developing strategic initiatives and road maps with respect to Sustainability), consolidating and assisting with Sustainability and other side letter reporting, revenue management support and portfolio and property reporting); and (d) transaction support services (including, without limitation, acquisition support, customer due diligence and related onboarding, liquidation, reporting, relationship management with brokers, banks and other potential sources of investments, identifying potential investments including development sites and providing diligence and negotiation support to acquire the same, coordinating with investors, assembling relevant information, conducting financial and market analyses and modeling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions) and conducting diligence and negotiation support to acquire the same, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements and licensing, providing in-house
legal, Sustainability, accounting and tax services, assisting with due diligence, preparation of asset improvement feasibility analysis, site visits, assembling relevant information, transaction consulting and specification of technical analyses and review of (a) design and structural work, (b) certifications, (c) operations and maintenance manuals and (d) statutory documents). Similarly, Blackstone, Other Blackstone Accounts and their Portfolio Entities can be expected to engage Portfolio Entities of ours to provide some or all of these services. Similarly, Blackstone, Other Blackstone Accounts and their portfolio entities can be expected to engage Portfolio Entities of ours to provide some or all of these services. Some of the services performed by Portfolio Entity service providers could also be performed by a General Partner or its affiliates from time to time and vice versa. Fees paid by us or our Portfolio Entities or value created by other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee payable by our Unitholders and are not otherwise shared with us, unless otherwise required by the Partnership Agreement and/or Investment Management Agreement. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or our/their Portfolio Entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Blackstone has multiple business lines, which may result in competition with a Portfolio Entity for high-performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a Portfolio Entity executive, or such executive may interview with Blackstone during the applicable contractual period with respect to his or her existing position and later be hired by Blackstone after such period. A Portfolio Entity may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone expects that certain Portfolio Entity service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and or other investment funds or accounts managed or controlled by Blackstone).
Portfolio Entities of ours and of Other Blackstone Accounts some of which do and/or can be expected to perform services (including fund administration and other services currently performed in-house
by the Sponsor) to us and our Portfolio Entities include, without limitation, the following, and may include additional Portfolio Entities that may be formed or acquired in the future:

•
Allied.
Allied Benefit Systems (“Allied”) is an independent medical third-party administrator that provides small and midsize businesses with essential medical claims administration and processing services and enables these employer customers to design and operate cost-effective self-insured healthcare benefits for their employees. Allied is expected to provide goods and perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Articulate.
Articulate Global, LLC (“Articulate”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides
e-learning
and training software to global Fortune 100 companies. Articulate is expected to provide goods and perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
ASK Investment Management (
“ASK”
)
. ASK is a Portfolio Entity held by certain Other Blackstone Accounts that provides investment management services. ASK is expected to perform placement agent or other services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
BTIG.
BTIG, LLC (“BTIG”) is a global financial services firm in which certain Other Blackstone Accounts own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services, and BTIG is expected to provide goods and perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Chartis
.
TCG HC Intermediate Holdings, LP (“Chartis”) is a Portfolio Entity held by certain Other Blackstone Accounts that is a specialized management consulting firm exclusively focused on the U.S. healthcare industry. Chartis is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Copeland.
Copeland LP (“Copeland”) is a Portfolio Entity held by certain Other Blackstone Accounts that is a manufacturer of scroll compressors used in residential and commercial Heating, Ventilation and Air Conditioning (“HVAC”) and refrigeration applications. Copeland is expected to provide goods for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
CoreTrust.
On September 30, 2022, certain Blackstone private equity funds and related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes Portfolio Entities owned, in whole or in part, by certain of us and/or Other Blackstone Accounts. CoreTrust is expected to provide group purchasing services to us, Other Blackstone Accounts, our/their Portfolio Entities and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. Historically, CoreTrust has shared with Blackstone a portion of the revenue generated through purchases made by Blackstone Portfolio Entities and also paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fees upon the closing of the CoreTrust Acquisition. However, Blackstone can in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future.

In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain Portfolio Entities (the “Applicable Portfolio Entities”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of Portfolio Entities’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Entities and other Portfolio Entities that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Entity’s applicable benefit plan. CoreTrust also intends to enter into with each applicable Portfolio Entity (and with other Portfolio Entities that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such Portfolio Entities to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee will generally be determined either as a percentage of total company revenues or as a fixed fee (in each case subject to periodic review by CoreTrust and the applicable Portfolio Entity), and it is possible that the access fee will not be subject to benchmarking. The access fee could be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.

•
Cvent.
Cvent Holding Corp. (“Cvent”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides events management software. Cvent is expected to provide goods and perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Encore.
Encore Group (“Encore”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides outsourced audiovisual services and event production. Encore is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Geosyntec.
Geosyntec is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental engineering, design and consulting services. Geosyntec is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Hipgnosis.
Hipgnosis Song Management Limited (“HSM”), formerly The Family (Music) Limited, is a Portfolio Entity of ours and certain Other Blackstone Accounts that provides asset management and advisory solutions for investments in the music space, including for investments by us, Other Blackstone Accounts, our/their Portfolio Entities, affiliates and related parties (whether now in existence or subsequently established) and third parties. The asset management services provided by HSM with respect to such investments can be expected to include, without limitation, evaluating, advising and conducting due diligence on possible investment opportunities in music assets, continually monitoring and reporting on music assets, identifying and evaluating opportunities for realizing value from music assets, making refinancing and/or divestment recommendations and other related services. In exchange for such services, HSM earns fees, including through incentive-based compensation payable to their management team. The fees, compensation and other amounts received by HSM in connection with such services provided to investments will not offset the Management Fee payable by us (and indirectly the Limited Partners). As a result of the foregoing and the certain Other Blackstone Accounts’ partial ownership of HSM, there is an incentive for the Sponsor to participate in and pursue more music-related transactions, due to the prospect of HSM earning such fees, and there is an incentive to engage HSM because the fees, costs and expenses of such services will be borne by us as fund expenses (with no reduction or offset to Management Fees with respect to us) and will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that HSM will provide services equal to or better than those provided by third parties, there is an inherent conflict of interest that gives Blackstone incentive to pursue music-related transactions and engage HSM to perform such services.

•
IDG.
International Data Group, Inc. (“IDG”) is a Portfolio Entity of certain Other Blackstone Accounts that provides data and market intelligence, analytics and marketing services to the technology sector. IDG is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Kryalos.
Kryalos is a Portfolio Entity in which certain Other Blackstone Accounts have made a minority investment that is an operating partner in certain real estate investments made by Other Blackstone Accounts. Kryalos is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Legence
(fka Therma Holdings (“Legence”)). Legence is a Portfolio Entity of certain Other Blackstone Accounts that provides carbon reduction and energy management services. Legence is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Optiv
. Optiv Security, Inc. is a Portfolio Entity held by certain Other Blackstone Accounts that provides a full slate of information security services and solutions. Optiv is expected to provide goods and perform services for us, Other Blackstone Accounts and Blackstone.

•
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”).
Peridot and GSCF are Portfolio Entities of certain Other Blackstone Accounts that provide supply chain financing and accounts receivable services globally. Peridot and GSCF are expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Mphasis.
Mphasis Limited (“Mphasis”) is a Portfolio Entity of certain Other Blackstone Accounts that provides information technology services to global Fortune 500 customers. Mphasis is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Ontra (fka InCloudCounsel)
. Ontra is a Portfolio Entity of certain Other Blackstone Accounts that provides a contract automation and intelligence platform that utilizes artificial intelligence and a network of attorneys to support processing of routine contracts and tracking of obligations in complex agreements. Ontra is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
R Systems.
R Systems International Limited (“R Systems”) is a Portfolio Entity of certain Other Blackstone Accounts that provides information technology services, specializing in digital product engineering. R Systems is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
RE Tech Advisors (“RE Tech”)
. RE Tech is a Portfolio Entity of certain Other Blackstone Accounts that is an energy audit/consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion. RE Tech is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Riveron.
Riveron is a Portfolio Entity held by certain Other Blackstone Accounts that is a provider of financial and advisory services. Riveron is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
SERVPRO.
SERVPRO is a Portfolio Entity of certain Other Blackstone Accounts that is a franchisor of residential and commercial property damage restoration services. SERVPRO is expected to perform services for the Portfolio Entities and Other Blackstone Accounts along with Blackstone.

•
Smartsheet
. Smartsheet Inc. (“Smartsheet”) is a Portfolio Entity of ours and certain Other Blackstone Accounts that is a modern enterprise work management platform. Smartsheet is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Sphera
. Sphera is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental, health and safety and sustainability software services and data. Sphera is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
TaskUS.
TaskUs is a Portfolio Entity of certain Other Blackstone Accounts that provides business process outsourcing services to high growth, new-age
digital companies. TaskUs is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Ultimate Kronos Group.
Ultimate Kronos Group is a Portfolio Entity of certain Other Blackstone Accounts that is a cloud provider of human capital and workforce management solutions. Ultimate Kronos Group is expected to perform services for us, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

We and/or Portfolio Entities have engaged or can be expected to engage in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to Sustainability activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and measurement of Sustainability-related programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Portcos”). We may make use of BX Energy Portcos in order to support our aim of maximizing risk-adjusted returns on investments. In particular, BX Energy Portcos are expected to provide (a) energy advisory services, including energy procurement strategy and contract support; (b) energy brokering, procurement and power marketing, including purchases of energy on behalf of Portfolio Entities through a retail energy marketer or as a broker; (c) renewable or other low-carbon
energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (d) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (e) data and emissions inventories, including managing energy data and calculating emissions from energy purchases.
Blackstone and Other Blackstone Accounts could benefit from these transactions and activities through current income and creation of enterprise value in BX Energy Portcos’ businesses. Although Blackstone believes the services provided by BX Energy Portcos are equal to or better than those of third parties, Blackstone directly benefits from the engagement of BX Energy Portcos and there is therefore an inherent conflict of interest. In addition, there can be no assurances that the engagement of BX Energy Portcos by us and/or Portfolio Entities will positively impact our or our Portfolio Entities’ financial or Sustainability-related performance.
There may be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded to or temporarily hired by our Portfolio Entities or, at times, our Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts’ Portfolio Entities by our Portfolio Entities (or our Investments) may result in a potential conflict of interest between our Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or our relevant Portfolio Entities, as applicable, and the fees paid by us or such Portfolio Entities to, other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee. See also “—Portfolio Entity Service Providers and Vendors” herein.

We and our Portfolio Entities will compensate one or more of these service providers and vendors owned by us or Other Blackstone Accounts, including through incentive-based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned by us or Other Blackstone Accounts will charge us and our Portfolio Entities for goods and services at rates generally consistent with those available in the market for similar goods and services. As a general matter, our Portfolio Entities are not expected to generate profit for us or Other Blackstone Accounts by whom they are owned. Accordingly, Unitholders should have no expectation that Portfolio Entities owned in whole or in part by us will generate any positive returns and such Portfolio Entities could instead result in a loss to us. The discussion regarding the determination of market rates under “—Blackstone-Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the Portfolio Entity service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned or controlled by us or Other Blackstone Accounts pass-through expenses on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis (even if third-party customers or clients are charged on a different basis), which break-even point may occur over a period of time, including in certain circumstances over an extended period of time following engagement by us or the Other Blackstone Account such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent periods. In such cases, costs and expenses directly associated with work performed for our benefit and/or the benefit of our Portfolio Entities are allocated to us/them. Such costs and expenses will not reduce the Fund Fees and are expected to include, along with any related tax costs and an allocation of the service provider’s overhead, any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures (including, without limitation, rent and refurbishment costs and office space in Luxembourg) and equipment; insurance premiums; technology expenditures (including hardware and software costs and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; due diligence expenses;
one-time
costs, including costs related to
building-out,
expanding and winding-down a Portfolio Entity; costs that are of a limited duration or non-recurring
(such as
start-up
or technology
build-up
costs, initial technology and systems implementation costs, employee recruiting and onboarding, ongoing training and severance payments, certain consulting fees and legal costs, and
IPO-readiness
and other infrastructure costs) taxes and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). The foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore we could, to the fullest extent permitted by applicable law, pay more than our pro-rata
portion of fees for services. Similarly, certain Portfolio Entities can be expected to incur costs and expenses in connection with broken deals or transactions that are not consummated. In such circumstances, there will be Portfolio Entities that allocate such broken deal expenses to successful or signed our transactions or an Other Blackstone Account. As a result, Portfolio Entities will at times incur significant costs or expenses without recouping such expenses and there can be no assurances that any such broken deal expenses will in fact be recouped, which would impact us, directly or indirectly. The foregoing costs and expenses could thus result in increased expenses for successful or signed transactions of ours or lower returns from Portfolio Entities that are unable to recoup such expenses. In addition, the Sponsor generally also relies on the management team of a Portfolio Entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a Portfolio Entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until
year-end
and as a result, such
year-end
true-up
is subject to fluctuation and increases such that for a given year, the year-end
cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates and/or accruals (or other periodic estimates and/or accruals where applicable) and therefore we could bear more fees, costs and expenses at year-end
than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less or more of costs and expenses. In addition, a Portfolio Entity that passes through costs and expenses on a cost reimbursement, no-profit
or break-even basis may, in certain circumstances, change its allocation methodology, for example, to another methodology (including with respect to one and not all of its customers or clients, including us and our Portfolio Entities) for the allocation of costs and expenses (including, for the avoidance of doubt, all overhead) described herein or otherwise, to charging a flat fee for a particular service or instance (or vice versa), with respect to one and not all of its customers or clients, including us and our Portfolio Entities, to a contractually determined rate or cost that is generally consistent with those available in the market for similar goods and services or to another methodology described herein or otherwise (or vice versa), and such changes may increase or reduce the amounts received by such Portfolio Entities for the same services, and Unitholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located outside of the U.S., such service providers and vendors will charge us and our Portfolio Entities for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting and/or operational considerations. Further, we and our Portfolio Entities will compensate one or more of these service providers and vendors owned by us, or Other Blackstone Accounts through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or asset of ours, or of Other Blackstone Accounts will vary from the incentive-based compensation paid with respect to other Portfolio Entities and assets of ours and Other Blackstone Accounts and is expected to vary from those charged to third-party customers or clients of such service provider or vendor; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and Portfolio Entities relative to others, and the performance of certain assets and Portfolio Entities may provide incentives to retain management that also service other assets and Portfolio Entities. Blackstone is not expected to perform or obtain any benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit, revenue, purchase and sale price, capital spend or break-even basis, or in respect of incentive-based compensation, and will not offset the Management Fee. There can be no assurances that amounts charged by Portfolio Entity service providers that are not controlled by us or Other Blackstone Accounts will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. In addition, while it is expected that we or Other Blackstone Accounts will engage in long-term or recurring contracts with Portfolio Entity services providers, it can be expected that the Sponsor will not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time. In addition, neither the Sponsor nor Blackstone is required to perform or obtain benchmarking analysis of expenses with respect to non-recurring
contracts with Portfolio Entity service providers and will exclude non-recurring
costs from benchmarking analysis where such analysis is required. With respect to any benchmarking performed, the related benchmarking expenses will be borne by us, Other Blackstone Accounts and our/their respective portfolio entities and will not offset the Management Fee.

In certain circumstances, we and Other Blackstone Accounts will enter into fee arrangements with Portfolio Entity service providers (including instances where the fee is structured as a cost-plus fee, i.e., the cost of services plus a fixed percentage). Where Portfolio Entity service providers have entered into such fee arrangements, there may be situations where the Portfolio Entity service provider’s tax liabilities that are associated with the income received from us and/or Other Blackstone Accounts could be passed along to us such that we would ultimately be responsible for bearing such expenses. Accordingly, the Sponsor may have an incentive to structure its fee arrangements with Portfolio Entity service providers in such a manner where we or an Other Blackstone Account may bear all or a portion of such Portfolio Entity service providers tax liabilities. As further noted above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce Management Fees unless otherwise required by the Partnership Agreement and/or Investment Management Agreement.
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
Portfolio Entity service providers described in this section are generally owned and/or controlled by one or more Blackstone funds, such as us and Other Blackstone Accounts. In certain instances, a similar company could be owned and controlled by Blackstone directly. Blackstone could cause a transfer of ownership of one of these service providers (or the employees, leases, contracts, a business unit or office assets of one service provider to another service provider) from us to an Other Blackstone Account, or from an Other Blackstone Account to us. The transfer of a Portfolio Entity service provider (or the employees, leases, contracts, a business unit or office assets of such service provider) between us and/or Other Blackstone Accounts (where we may be, directly or indirectly, a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from the Board of Directors (subject to the terms of the Partnership Agreement). The Sponsor may, but is not required to, obtain a third-party valuation confirming the same, and if it does, the Sponsor may rely on such valuation. Portfolio Entities of ours, and Other Blackstone Accounts are not considered “affiliates” of Blackstone, the Sponsor or us under the Partnership Agreement and therefore may not be covered by certain affiliate transaction restrictions or requirements included in the Partnership Agreement, such as the requirement to obtain consent from the Board of Directors in certain circumstances.
In the case of investments involving a “platform company,” we will from time to time enter into an arrangement with one or more individuals (who may have experience or capability in sourcing and/or managing investments) to undertake a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The counterpart individuals may be compensated with a salary and/or equity incentive plan. Such compensation may take the form of a management fee and/or profits allocation (whether paid directly to such individuals and/or to an affiliated entity controlled by such individuals), which may be calculated as a percentage of assets under management and/or a waterfall similar to a carried interest, respectively, and which will not be subject to the Management Fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former Consultants (such as senior advisors) to the Sponsor, their affiliates and/or management of portfolio entities, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. In such circumstances, we would initially invest capital to fund a portion of the overhead (including rent, benefits, salary or retainers for the counterpart individuals and/or their affiliated entity) and sourcing costs for such investments. Although the Sponsor is generally responsible under the Partnership Agreement for certain of its overhead expenses and its investment analysis associated with evaluating, making and managing investments, as well as compensation costs of its investment professionals, we (and indirectly our investors), and not solely the Sponsor, will bear some or all of the cost of such platform companies including costs related to overhead and the sourcing and analysis of investments, as well as compensation (including, without limitation, salary, bonus and benefits) for the related counterparties, for any such platform companies.
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
By acquiring an interest in us, Unitholders are deemed to have acknowledged the conflicts described herein related to Portfolio Entity service providers, to have acknowledged and consented to any actual or potential conflicts of interest with respect to any transfer of Portfolio Entity service providers among us and Other Blackstone Accounts and any arrangements or transactions related thereto, including any procedures or actions taken in connection with the resolution thereof, and our (and, if applicable, the Unitholders’) participation therein, consented to any other arrangements and transactions relating to Portfolio Entity service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.
Service Providers, Vendors and Other Counterparties Generally.
Certain third-party advisors, service providers, counterparties and vendors to us and our Portfolio Entities and Third-Party Fund Managers in which we invest (including accountants, administrators, paying agents, depositaries, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms), or their affiliates, are owned by Blackstone, us or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, and affiliates and personnel of the foregoing. Such advisors and service providers referred to above may be our Unitholders or investors in Other Blackstone Accounts, affiliates of the Sponsor, sources of financing and investment opportunities or co-investors
or commercial counterparties or entities in which Blackstone, we and/or Other Blackstone Accounts have an investment, and payments by us and/or such entities may indirectly benefit Blackstone, us, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities or any affiliates or personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us and our Portfolio Entities could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, or any affiliates, personnel or family members of personnel of the foregoing. Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us or a Portfolio Entity, the cost of which will generally be borne directly or indirectly by us, and can be expected to incentivize Blackstone to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Additionally, Blackstone expects certain service providers, their affiliates and personnel to invest in, or co-invest
alongside, one or more Other Blackstone Accounts, and due to the nature of the service provider relationships and the timing of services, these persons have the potential to have information advantages relative to other investors or co-investors,
and in certain circumstances could be offered
co-investment
opportunities before such opportunities are presented to other interested prospective co-investors.
Furthermore, Blackstone reserves the right to encourage third-party service providers to us and our Portfolio Entities to use other Blackstone-affiliated service providers and vendors in connection with our, our Portfolio Entities’ and unaffiliated entities’ business, and Blackstone has an incentive to use third-party service providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. Fees paid by us or our Portfolio Entities to or value created in these service providers and vendors do not offset or reduce Fund Fees payable by the Unitholders and are not otherwise shared with us. In the case of brokers, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
There are no restrictions on the ability of Third-Party Fund Managers in which we invest or their Third-Party Pooled Investment Vehicles or portfolio companies to engage affiliates of Blackstone to provide services or enter into transactions since they are not “affiliates” of Blackstone. In such circumstances, any payments made by such Third-Party Fund Managers or their Third-Party Pooled Investment Vehicles or portfolio companies may be made to or otherwise benefit other parts of Blackstone and be borne indirectly by us (to the extent of our ownership of such Third-Party Fund Manager) and will not otherwise be shared with Unitholders or be applied to offset Fund Fees.
Blackstone has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us and our Portfolio Entities for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if we and our Portfolio Entities consummate a higher percentage of transactions with a particular law firm than Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities, the Unitholders could indirectly pay a higher net effective rate for the services of that law firm than Blackstone, us or Other Blackstone Accounts or our/their Portfolio Entities. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us and our Portfolio Entities are different from those used by Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their affiliates and personnel, we and our Portfolio Entities can be expected to pay different amounts or rates than those paid by such other persons. Similarly, we, Blackstone, the Other Blackstone Accounts and our/their Portfolio Entities and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including, without limitation, the volume of transactions entered into with such counterparty by us, the Sponsor, our Portfolio Entities and Blackstone in the aggregate or other factors, which may include early adoption, timing and other similar reasons. See also “—Group Procurement; Discounts” and “—Multiple Blackstone Business Lines” herein.
We, Other Blackstone Accounts and our/their Portfolio Entities are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro-rata
share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and our/their Portfolio Entities that also use the services of the Portfolio Entity service provider will, directly or indirectly, pay the difference, or the Portfolio Entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a Portfolio Entity’s standard allocation methodology, which could result in us or our Portfolio Entities being allocated more fees, costs and expenses than they would otherwise be allocated solely pursuant to such standard allocation methodology.

Blackstone can be expected to encourage service providers to us, and/or Other Blackstone Accounts to use, at market rates and/or on arm’s length terms, Blackstone-affiliated service providers and Portfolio Entities of ours and/or Other Blackstone Accounts in connection with our, our Portfolio Entities’, and unaffiliated entities’ business. This practice provides an indirect benefit to Blackstone in the form of added business for Blackstone-affiliated service providers and such Portfolio Entities. Further, the performance of a Portfolio Entity of ours could be tied or influenced by the amount of referrals of such Portfolio Entity by Blackstone to Blackstone-affiliated service providers and/or Other Blackstone Accounts and their portfolio entities. For example, we could own warrants or other securities in a Portfolio Entity and the value of such securities could be derived in whole or in part from the amount of referrals of such Portfolio Entity made by the Sponsor to other portfolio entities (and vice versa). The foregoing would incentivize the Sponsor to make such referrals and for Blackstone to cause Other Blackstone Accounts and their Portfolio Entities to hire one or more of our Portfolio Entities (and vice versa). Moreover, Blackstone could determine to allocate such securities, or similar referral fees, away from us, in whole or in part, and to the Other Blackstone Accounts hiring such Portfolio Entity. In such circumstances the Sponsor would have incentives to pursue investment opportunities that may benefit Blackstone or such Other Blackstone Account and which benefits will not be shared with us. Such allocations will not be deemed the sale or acquisition of an Investment to or from an Affiliate, and will not be subject to any consent under the Partnership Agreement. Fees paid to Blackstone by Other Blackstone Accounts in connection with such arrangements do not offset or reduce the Management Fee payable by us (and indirectly the Limited Partners) and are not otherwise shared with us or the Limited Partners, unless required by the Partnership Agreement and/or Investment Management Agreement.
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
With respect to transactions or agreements with Portfolio Entities (including, for the avoidance of doubt, long-term incentive plans), if unrelated officers of a Portfolio Entity have not yet been appointed, Blackstone may negotiate and execute agreements between Blackstone and/or us on the one hand, and the Portfolio Entity or its affiliates, on the other hand, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures Blackstone may use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.
Blackstone-Affiliated Service Providers
.
In addition to the service providers (including Portfolio Entity service providers) and vendors described above, we and our Portfolio Entities are expected to engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours and our Portfolio Entities, as well as our service providers, vendors and Unitholders. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors will offset or reduce Fund Fees. Furthermore, we, Blackstone, the Other Blackstone Accounts and our/their Portfolio Entities and our/their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal to or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, including from any profits generated by such affiliates as described in the following sentence, and there is therefore an inherent conflict of interest. As a result of services provided to us and our Portfolio Entities, affiliated service providers are permitted and could be expected to from time to time generate profits, including incidental profits from services provided to us and our Portfolio Entities.

Blackstone-affiliated service providers and vendors, include, without limitation:
73 Strings
.
73 Strings is an integrated platform that provides data extraction for analysis in portfolio monitoring and valuation purposes. Blackstone holds a minority investment in 73 Strings. We, Blackstone and Other Blackstone Accounts will engage 73 Strings to collect data from portfolio entities and store critical valuation input. The fees, compensation and other amounts received by 73 Strings in connection with such services provided to us will not offset the Management Fee payable by us (and indirectly the Limited Partners) and will not otherwise be shared with us or the Limited Partners.
Blackstone Capital Markets.
Blackstone Capital Markets is a Blackstone affiliate that Blackstone, we and our Portfolio Entities, Other Blackstone Accounts and their portfolio entities and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services.
BX Fund Services Luxembourg.
BX Fund Services Luxembourg, f/k/a BCP / BTO Management, (“BX Fund Services Luxembourg”) is a Luxembourg-based company established in 2012 to centralize various resources supporting the maintenance and day-to-day
management and administration of certain holding companies controlled by us and certain of the Other Blackstone Accounts. BX Fund Services Luxembourg is entirely owned by us and certain Other Blackstone Accounts. In certain cases, the funds which use BX Fund Services Luxembourg’s services will contribute capital to fund the costs of BX Fund Services Luxembourg. Key service functions and/or assistance (as applicable) provided by BX Fund Services Luxembourg include domiciliation, accounting, regulatory and tax reporting and compliance. All costs associated with BX Fund Services Luxembourg’s services and operations (including any BX Fund Services Luxembourg employee compensation and other general overhead) for our or the Other Blackstone Accounts’ benefit will be ultimately borne by us and the Other Blackstone Accounts that own or use BX Fund Services Luxembourg. These shared costs are intended to be allocated and charged on a cost sharing basis to the individual fund related entities utilizing the services of BX Fund Services Luxembourg based on the type and level of services provided, which can be inclusive of a 6% mark up (the “BXFS Lux Mark Up”), though BX Fund Services Luxembourg is generally intended to operate on a nominal profit basis. The General Partner endeavors to allocate fees and expenses associated with BX Fund Services Luxembourg fairly and equitably, which allocation involves certain methodologies based on actual data pertaining to the services provided. The General Partner believes that these methodologies result in a fair and equitable allocation of expenses. To the extent ownership of BX Fund Services Luxembourg is transferred between us and Other Blackstone Accounts, such transfer will generally be consummated for minimal or no consideration, and without obtaining any consent from any boards of directors or any L.P. advisory committee of an Other Blackstone Account and/or the Unitholders or our independent directors or independent client representatives (if any). It is also expected that BX Fund Services Luxembourg will provide staff augmentation services to Blackstone Europe Fund Management S.à r.l. (“BEFM”) a Blackstone affiliate and a Luxembourg private limited liability company incorporated under the laws of the Grand Duchy of Luxembourg, which acts as the alternative investment fund manager of Blackstone’s Luxembourg-based funds (the “Lux Funds”), and wholly allocate certain personnel to BEFM for the purpose of assisting with its duties to the extent permitted by Luxembourg law; it being noted for the avoidance of doubt that such that augmented staff will exclusively render services to BEFM during the period in which such services are performed and will generally perform its duties onsite at BEFM’s premises at all times. BX Fund Services Luxembourg will bill BEFM for any augmented employee allocated to BEFM in an amount equal to the aggregate cost of such augmented staff for the relevant period of time, including compensation and general overhead plus the BXFS Lux Mark Up. BEFM will bear the cost of such expenses, except to the extent that if such services had been provided by BEFM directly rather than by BX Fund Services Luxembourg, such services could be charged to us as permitted by our governing documents and as disclosed herein, in which case we (and indirectly the Unitholders) will bear such expenses.
Aquicore.
Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate with a focus on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.

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
LNLS.
Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (a) acts as a title agent in facilitating and issuing title insurance, (b) provides title support services for title insurance underwriters, (c) in certain circumstances, provides courtesy title settlement services and (d) acts as escrow agent in connection with investments by us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties, and third parties, including, from time to time, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, and to the extent the transaction circumstances allow, as determined by Blackstone in its sole discretion, Blackstone generally expects to benchmark the relevant costs (including on a portfolio-wide basis in certain cases) unless market data is unavailable in the context of such transaction, or is impractical or unduly burdensome to obtain, or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents. There will be no related Management Fee offset for us. As a result, while Blackstone believes that LNLS will provide service equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.
Revantage
.
Revantage is a Portfolio Entity of certain Other Blackstone Accounts that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology, human resources, operational and management services. Revantage is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone. Certain Portfolio Entities are required to obtain certain services from Revantage due to firm-wide or fund-wide other reasons (including the Sponsor’s policies and procedures). Such required services can be expected to include data collection programs, IT security, fund accounting, fund accounting reporting, acquisition onboarding, offboarding of investments, certain valuation reporting, tax reporting and compliance, distribution support, transaction and enterprise risk management, digital asset management, acquisition and disposition program management, certain Sustainability support services, and office services. The Sponsor recommends certain services from Revantage to its portfolio companies where such services are accretive in value or offer proven scale to such portfolio companies. Such recommended services can be expected to include human resource administration, IT infrastructure services, investment accounting and reporting services, promote administration, loan origination assistance, and invoice and claims management services. Revantage also offers Portfolio Entities
“opt-in”
services which are services that certain Portfolio Entities could find valuable and helpful to their infrastructure, whereas certain other Portfolio Entities could already perform such services in-house
or have otherwise established policies and procedures for such services (or similar services) such that they decide not to
“opt-in”
to this category of Revantage’s services. Such services include portfolio company and investment level analytics services, talent acquisition services, financial planning and analysis for portfolio companies, tax advice and administration for portfolio entities, debt, litigation management services, business continuity assistance, and project management services.
While Revantage currently provides corporate support services, transactional support services, operational services and management services, Revantage is expected to expand the scope of its services over time as the platform continues to be built out. Further, each of Revantage Corporate Services, Revantage Asia and Revantage Europe could provide services on a global basis despite each of their respective owner entities and initially designated geographic focuses. For example, Revantage Corporate Services is expected to provide services outside of the United States (including in Asia and Europe) despite its ownership by a United States-focused, Blackstone-managed real estate fund and its initial designation as a service provider in North America, and similarly, Revantage Asia and Revantage Europe could provide services in the United States. By aggregating services received by multiple Portfolio Entities and expanding the scope of those services (and to whom those services are provided), Blackstone aims to reduce costs across portfolio companies and increase the quality and efficiency of such services.
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone and vice versa. Fees paid by us or our Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors do not offset or reduce the Management Fee and are not otherwise shared with us, unless otherwise required by the Partnership Agreement.
In addition, Blackstone owns a minority equity interest in the common stock of Corebridge Financial, Inc. (“Corebridge”), formerly known as American International Group, Inc.’s Life and Retirement business, and in connection therewith continues to maintain a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. Additionally, (a) an Other Blackstone Account fully owns the parent company of Everlake (as defined below), with Blackstone owning a minority indirect equity interest in the parent company of Everlake through the Other Blackstone Account and (b) an Other Blackstone Account fully owns the parent company of Resolution Life (as defined below), with Blackstone owning a minority indirect equity interest in the parent company of Resolution Life through the Other Blackstone Account. (See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” and “—Transactions with Clients of Blackstone Credit and Insurance” herein.) While Blackstone does not control Corebridge (and Corebridge is not an “affiliate” of Blackstone under the Partnership Agreement), the aforementioned investment in Corebridge, Everlake and Resolution Life and asset management arrangements may incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) us and/or our Portfolio Entities to engage Corebridge, Everlake, Resolution Life or their respective affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.
We and/or Portfolio Entities are currently engaged or expected to engage in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to Sustainability activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and/or measurement of Sustainability-related programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Services”). We may make use of BX Energy Services in order to support our aim of maximizing the risk-adjusted returns on investments. In particular, BX Energy Services is expected to provide (a) energy advisory services, including energy procurement strategy and contract support; (b) energy brokering, procurement and power marketing, including purchases of energy on behalf of Portfolio Entities through a retail energy marketer or as a broker; (c) renewable or other low-carbon
energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (d) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (e) data and emissions inventories, including managing energy data and calculating emissions from energy purchases.
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

Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of our investments, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
To the extent we or Other Blackstone Accounts engage in a long-term or recurring contract with a Blackstone-affiliated service provider, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time.
Blackstone will make determinations of certain market rates (i.e., rates that fall within a range that Blackstone has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms, and in certain circumstances, is expected to be in the top of the range), based on its consideration of a number of factors, which are generally expected to include Blackstone’s experience with non-affiliated
service providers as well as benchmarking data and other methodologies determined by Blackstone to be appropriate under the circumstances. To the extent Blackstone-affiliated service providers provide goods and/or services to third parties, the rates charged in such instances are assumed to be market rates for the purposes hereof. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by us (such as size and location), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Fund from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data generally will be borne by us, Other Blackstone Accounts and our/their respective Portfolio Entities and will not offset the Management Fee. For these reasons, such market comparisons may not result in precise market terms for comparable services. Finally, in certain circumstances Blackstone can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated U.S. states) or because in Blackstone’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone has access to adequate market data (including from third-party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Blackstone-affiliated service provider or a Portfolio Entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to us, Other Blackstone Accounts and our/their respective Portfolio Entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by the Sponsor and vice versa. Fees paid by us or our Portfolio Entities to Blackstone-affiliated service providers do not offset or reduce Fund Fees and are not otherwise shared by us. These conflicts related to Blackstone-affiliated service providers (including, for the avoidance of doubt, BX Energy Portcos) will not necessarily be resolved in our favor, and the Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

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
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone and vice versa. Fees paid by us or our Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors do not offset or reduce Fund Fees and are not otherwise shared with us. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or their portfolio entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain Portfolio Entity service providers, as described above, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and/or other investment funds or accounts managed or controlled by Blackstone).
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
Third-Party Fund Manager Relationships Generally; Other Fees.
A Third-Party Fund Manager in which we invest and/or the Third-Party Pooled Investment Vehicles we manage are and will be counterparties in agreements, transactions and other arrangements with Other Blackstone Accounts, their affiliates or Portfolio Entities and/or with other fund managers, the pooled investment vehicles they manage and/or one or more portfolio companies thereof, for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). For example, Third-Party Fund Managers may cause their affiliates, Third-Party Pooled Investment Vehicles or portfolio companies to sell investments or properties to Other Blackstone Accounts or affiliates, or vice versa. Such parties may also enter into arrangements for the provision of services. These agreements, transactions and other arrangements will involve payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, Other Blackstone Accounts or Portfolio Entities (which may be in the form of public stock, limited partnership interests or otherwise) and/or other benefits to or from Blackstone, a Blackstone affiliate and/or a Third-Party Fund Manager, a portfolio company of a Third-Party Fund Manager or an affiliate thereof, none of which will result in any offset to Fund Fees, notwithstanding that some of the services provided by a Third-Party Fund Manager or portfolio companies of a Third-Party Fund Manager are similar in nature to the services provided by the Sponsor. Blackstone and its affiliates may also receive fees from Third-Party Fund Managers, their portfolio companies, affiliates thereof and/or third parties, including for the provision of services with respect thereto (including fees which are paid or borne by third parties), and such fees will also not result in any offset to Fund Fees. Without regard to the nature of the fees, there will be no offset to Fund Fees with respect to any fees paid to the Sponsor after we have exited the Investment. For example, a Third-Party Fund Manager may retain or continue to retain the Blackstone Capital Markets Group (including with respect to fees for services described herein) or continue to work with Blackstone in connection with group purchasing arrangements when and after we have exited its Investment therein. Conflicts of interest may arise when a Third-Party Fund Manager enters into arrangements with Blackstone on or about the time we exit an Investment.

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
Transactions with Clients of Blackstone Credit and Insurance.
Blackstone Credit and Insurance is the business segment of the credit and insurance asset management business unit of Blackstone (“BXCI”) that provides investment advisory services to insurers, including insurance companies that have been, are or may be in the future owned, directly or indirectly, by Blackstone, us, or Other Blackstone Accounts, in whole or in part, among others, such as, Everlake Life Insurance Company and certain of its affiliates (“Everlake”), certain subsidiaries of Corebridge (as defined above) and certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which Blackstone Credit and Insurance provides services have been, are, or may be in the future, owned, directly or indirectly, by Blackstone, us or Other Blackstone Accounts, in whole or in part. Blackstone Credit and Insurance currently provides and is expected to provide in the future asset management or other similar services to Portfolio Entities, including new entities formed by us, and the fees attributable to such services will not offset or reduce fund expenses or otherwise be shared with us, our Portfolio Entities or our Unitholders. As a result of the foregoing, the Sponsor will, from time to time, receive compensation based on such fees and may be incentivized to participate in and pursue more insurance-related transactions due to the prospect of earning such fees. Such arrangements may give rise to additional conflicts of interest in relation to us and there can be no assurance they will be resolved favorably for us.
As of the date hereof, (a) an Other Blackstone Account fully owns the parent company of Everlake, with Blackstone owning an indirect minority equity interest in the parent company of Everlake through the Other Blackstone Account, (b) Blackstone owns a minority equity interest in the common stock of Corebridge and (c) an Other Blackstone Account fully owns the parent company of Resolution Life, with Blackstone owning an indirect minority equity interest in the parent company of Resolution Life through the Other Blackstone Account. The foregoing and other Blackstone Credit and Insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that may otherwise be appropriate for us). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Blackstone Account owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Blackstone Accounts. Blackstone currently provides and in the future Blackstone will likely enter into additional similar arrangements with other Portfolio Entities of ours, Other Blackstone Accounts or other insurance companies. Such arrangements may reduce the allocations of investments to us, and Blackstone may be incentivized to allocate investments away from us to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to our terms.

Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts Blackstone Credit and Insurance advises or sub-advises,
including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “Blackstone Credit and Insurance Clients”). Blackstone Credit and Insurance Clients will engage in a variety of activities, including participating in transactions related to us and/or our Portfolio Entities (e.g., as originators, co-originators,
counterparties or otherwise). Moreover, under certain circumstances (e.g., where a Blackstone Credit and Insurance Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a Blackstone Credit and Insurance Client (or any Other Blackstone Accounts participating via a similar arrangement) will not be an “affiliate” of us for any purpose nor subject to consent of the Board of Directors. Blackstone Credit and Insurance Clients have invested and are expected to continue investing in Other Blackstone Accounts and/or us. For greater certainty, any references herein or in our organizational documents to “Blackstone Credit” or “Blackstone Credit Funds” do not include Blackstone Credit and Insurance or Blackstone Credit and Insurance Clients. Certain Blackstone Credit and Insurance Clients may have investment objectives that overlap with those of ours or our Portfolio Entities, and such Blackstone Credit and Insurance Clients may invest alongside us or our Portfolio Entities in certain investments, which will reduce the investment opportunities otherwise available to us or our Portfolio Entities. Other transactions in which Blackstone Credit and Insurance Clients will participate include, without limitation, investments in debt or other securities issued by Other Blackstone Accounts or Portfolio Entities or other forms of financing to Other Blackstone Accounts or Portfolio Entities (including special purpose vehicles established by us, Other Blackstone Accounts or our Portfolio Entities). When investing alongside us or our Portfolio Entities or in other transactions related to us or our Portfolio Entities, Blackstone Credit and Insurance Clients may not invest or divest at the same time or on the same terms as us or our applicable Portfolio Entities. Blackstone Credit and Insurance Clients will also from time to time acquire investments and Portfolio Entities directly or indirectly from us, including one or more cash flow assets (e.g., royalty streams), which may be securitized along with other cash flow assets. Transactions between us and Blackstone Credit and Insurance Clients will generally not require any approval of the Board of Directors or the Unitholders, and in circumstances where the Sponsor determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone or the Sponsor implements, the Sponsor is not required and does not intend to seek approval of the Board of Directors or the Unitholders. Additionally, we and our Portfolio Entities currently engage, and expect to continue engaging in the future, certain Blackstone Credit and Insurance Clients, including but not limited to Everlake, Corebridge and Resolution Life, to provide certain operational, administrative, ceding, fronting, and other insurance-related services for a fee or commission. Such fees or commissions are expected to benefit the Blackstone Credit and Insurance Clients, Blackstone, and Other Blackstone Accounts and the fees and commissions attributable to such services will not offset or reduce fund expenses or otherwise be shared with us, our Portfolio Entities or our Unitholders. In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving Blackstone Credit and Insurance Clients), Blackstone may, in its discretion, involve independent members of the board of a Portfolio Entity or a third-party stakeholder in the transaction to negotiate price and terms on behalf of the Blackstone Credit and Insurance Clients or otherwise cause the Blackstone Credit and Insurance Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Sponsor may limit the percentage interest of the Blackstone Credit and Insurance Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. Blackstone Credit and Insurance may, but is not required to, from time to time require the applicable Blackstone Credit and Insurance Clients participating in a transaction to consent thereto (including in circumstances where the Sponsor does not seek the consent of the Board of Directors or the Unitholders). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.

Transactions with Portfolio Entities.
Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts operate in multiple industries and provide products and services to or otherwise contract with us and our Portfolio Entities, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts and their respective Portfolio Entities and personnel and related parties of the foregoing can be expected to make referrals or introductions to us and our or Other Blackstone Accounts’ Portfolio Entities in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by us or Other Blackstone Accounts) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, or participation in revenue share, and/or milestones benefitting the referring or introducing party that are tied or related to participation by our Portfolio Entities and/or the portfolio entities of Other Blackstone Accounts, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Sponsor’s investment professionals). Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts which may result in a termination fee or similar payments being due and payable from one such entity to another. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a Portfolio Entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to any related “know-your-client” requirements), risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services to such Portfolio Entities that are referred to the joint venture or business by Blackstone. Such joint venture or business could use data obtained from such Portfolio Entities. See “—Data” and “—Data Management Services” herein. We and the Unitholders typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their Portfolio Entities as a result of the introduction of us and our Portfolio Entities. There may, however, be instances in which the applicable arrangements provide that we or our Portfolio Entities share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of Blackstone. Conversely, where we or one of our Portfolio Entities is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating Other Blackstone Accounts or their respective Portfolio Entities.
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

Investments Managed by Blackstone-Affiliated Asset Managers
. We can be expected generally from time to time to invest in assets, platforms, private investment vehicles and Portfolio Entities that are managed or are intended to be managed by Blackstone-affiliated asset managers, and in such scenarios, the asset management functions (including with respect to investment decisions and makeup of underlying investments) of such asset, platform, private investment vehicle or Portfolio Entity could be delegated or performed by a Blackstone-affiliated asset manager or other similar service provider. For the avoidance of doubt, any such asset, platform, private investment vehicle or Portfolio Entity may include any existing or newly-formed special purpose vehicle organized in connection with the underlying investment and such entity could be wholly owned or controlled by Blackstone. In such circumstances, we would bear our share of fees and expenses relating to such Investments, which would not result in any offset to the Management Fee payable by us (and indirectly the Limited Partners), would not otherwise be shared with us or the Limited Partners and may materially increase the overall amount of fees and expenses borne by us (and indirectly the Limited Partners). Further, in respect of such Investments, the Blackstone-affiliated asset manager could cause us to indirectly invest in one or more Other Blackstone Accounts or Portfolio Entities thereof, and any related fees received by Blackstone will not be required to be shared with us or the Limited Partners and will not result in any offset to the Management Fee payable by us (and indirectly the Limited Partners). The Sponsor will not be required to obtain any consent or approval from the applicable investors or the Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will necessarily be resolved in our favor. See also “—Insurance Investments” herein.
Related Party Leasing.
Current assets related to the Investments, owned by us and our Portfolio Entities will, in certain circumstances, lease property to or from Blackstone, Other Blackstone Accounts and their Portfolio Entities and affiliates and other related parties. The leases are generally expected to, but may not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but may not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. For example, we could be expected to have consent rights over or be asked to approve leases, sales or evictions related to Other Blackstone Accounts, their portfolio entities and affiliates and other related parties. There can be no assurance that we and our Portfolio Entities will lease to or from any such related parties on terms as favorable to us and our Portfolio Entities as would apply if the counterparties were unrelated.
Asset Pooling.
We have in the past, and may in the future continue to, pool certain or all Investments with one or more Other Blackstone Accounts (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the Sponsor or any of its affiliates (or Other Blackstone Accounts) and securities or other interests in the Asset Pool will be owned by us and Other Blackstone Accounts. Subject to the terms of the Partnership Agreement, the consummation of any such transaction may not require the consent of the Board of Directors and may involve the exercise of the Sponsor’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the Sponsor will have broad discretion to determine whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, to determine our and the Other Blackstone Accounts’ proportionate interest in the Asset Pool (or particular classes or tranches of securities or other interests in the Asset Pool), which will require the Sponsor and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool, and to determine how interests in or proceeds from the Asset Pool are attributed to Unitholders or us, each of which may have a material impact on Unitholders’ returns in respect of such investments or us more generally. In making these determinations the Sponsor and its affiliates may, but are not required to, engage or seek the advice of any third-party independent expert, however even if such advice were sought, valuing such assets and interests and, therefore, the value of our interest in, or proceeds received from, any Asset Pool, will be subjective. We will generally be exposed to the performance of all assets in an Asset Pool and those investments contributed to the Asset Pool by the Other Blackstone Accounts may not perform as well as those investments contributed by us. Accordingly, our returns in respect of investments contributed by us may be lower than if the investments had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, us or the Unitholders for any purposes (including, for example, that such proceeds will not be subject to the investment limitations applicable to our Investments, will not be subject to the Performance Participation Allocation, the hurdle amount or the high water mark and will not be subject to any requirements described herein and/or in our organizational documents with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to us or the Unitholders.
Cross-Guarantees and Cross-Collateralization.
In certain circumstances, we and our Portfolio Entities can be expected to enter into cross-collateralization or any cross-guarantee or similar arrangements (including with respect to Asset Pools and as described above with respect to NAV Facilities and other forms of back leverage) with Other Blackstone Accounts (including co-investment
vehicles) and our/their Portfolio Entities, particularly in circumstances in which better financing terms are available through such arrangements, particularly in circumstances where the assets of each Portfolio Entity are similar in nature. It is often better (or commercially required) for a counterparty to view the various entities as one single “Blackstone” party and therefore appropriate for these obligations to be addressed among Other Blackstone Accounts by way of a back-to-back
or reimbursement type agreement. Also, it is expected that cross-collateralization will generally occur at Portfolio Entities rather than us for obligations that are not recourse to us except in limited circumstances such as “bad boy” events. We are able to form certain alternative investment vehicles, special purpose vehicles and holding vehicles, which may involve cross-guarantees or other cross-collateralization arrangements. At times, in connection with joint investments between us and one or more Other Blackstone Accounts, Portfolio Entities will enter into borrowings or guarantees (including collateralized by or otherwise secured by us and one or more Other Blackstone Accounts or their respective interests in such joint investment), and we and such Other Blackstone Account(s) will, in certain circumstances, provide credit support to the entities incurring such borrowings or guarantees. Depending on various factors, including relative assets, any credit facility or other borrowing or guarantees already in existence and other factors affecting the relative levels of credit risk with respect to each of us and such Other Blackstone Account(s), it is expected that we and such Other Blackstone Account(s) taken together will, in certain circumstances, receive terms, including economic terms such as interest rates, that will be better or worse than would have been received by us or such Other Blackstone Account(s) alone, as applicable, if such party obtained financing for only its portion of such joint investment as a sole borrower or sole provider of credit support. We or Other Blackstone Account(s), as applicable, that is benefiting from better terms than it would have obtained for only its portion of such joint investment, are/is not expected to enter into a reimbursement agreement or otherwise compensate any other party that is receiving worse terms. Additionally, while cross-collateralization of Investments may enable us to obtain more favorable terms in respect of certain indebtedness across certain Investments (for example, such as where Investments of different but overlapping classes are located in the same region or a part of a larger portfolio) on a modest scale, any cross-collateralization arrangements with Other Blackstone Accounts could result in us losing our interests in otherwise performing Investments or other assets due to poorly performing or non-performing
investments of Other Blackstone Accounts in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and for the avoidance of doubt, our obligations under such cross-collateralization arrangements are expected to apply to investments in which we have not participated). We can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of Other Blackstone Accounts when such other entities are not in turn exposed to risks associated with our borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of ours and of Other Blackstone Accounts. Through cross-collateralization, cross-guarantees or similar arrangements, we may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and/or other obligations of ours. (See also “—Liability Arising from Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts” and “—Asset Pooling” herein).

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
Diverse Unitholder Group.
Unitholders have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by Blackstone that participate in the same Investments as us, and Unitholder personnel may have incentives or conflicts with respect to their investments in us or Other Blackstone Accounts, including matters Blackstone is not aware of, such as interests in Blackstone Inc. The conflicting interests of Unitholders and investors in other investment vehicles would generally relate to or arise from, among other things, the nature, structuring, financing, tax profile and timing of disposition of Investments. The Sponsor will, in certain circumstances, as a result have conflicts in making these decisions, which can be expected to be more beneficial for one or more (but not all) Unitholders than for other Unitholders. In addition, we can be expected to make Investments that will, in certain circumstances, have a negative impact on related investments made by the Unitholders in separate transactions. In selecting and structuring Investments appropriate for us, the Sponsor will consider the investment and our and our Unitholders’ tax objectives as a whole (and those of investors in Other Blackstone Accounts that participate in the same Investments as us), and not the investment, tax or other objectives of any Unitholder individually. Further, certain Unitholders can be expected to also be investors in Other Blackstone Accounts, including supplemental capital vehicles and co-investment
vehicles that may invest alongside us in one or more Investments or be lenders as described in “—Related Financing Counterparties”, which will create conflicts for the Sponsor in the treatment of different Unitholders.
Unitholders can be expected to also include affiliates of Blackstone, such as Other Blackstone Accounts (via a primary investment or secondary acquisition), affiliates of Portfolio Entities of ours or of Other Blackstone Accounts, charities, foundations or other entities or programs associated with Blackstone, personnel, founders, entrepreneurs, executives and/or current or former Blackstone personnel, Blackstone’s senior advisors, and any such affiliates, funds or persons can be expected to also invest in us or through the vehicles established in connection with Blackstone’s side-by-side
co-investment
rights, in each case, without being subject to management fees or carried interest or other performance-based compensation (or otherwise on more favorable terms, including not bearing in-house
administrative, accounting, legal and/or technology-related expenses notwithstanding that such expenses are charged to us), and the Unitholders will not be afforded the benefits of such arrangements. Some of the foregoing Blackstone-related parties are sponsors of feeder vehicles that could invest in us as Unitholders. The Blackstone-related sponsors of feeder vehicles generally charge their investors additional fees, including performance-based fees, which could provide Blackstone current income and increase the value of its ownership position in them. Blackstone will therefore have incentives to refer potential investors to these feeder vehicles. All of these Blackstone-related Unitholders will have equivalent rights to vote (if applicable) and withhold consents as non-related
Unitholders. Nonetheless, Blackstone may have the ability to influence,

directly or indirectly, these Blackstone-related Unitholders. It is also possible that we or our Portfolio Entities will, in certain circumstances, be counterparties (such counterparties dealt with on an arm’s length basis) or participants in agreements, transactions or other arrangements with a Unitholder or its affiliates (which may occur in connection with such Unitholder or its affiliates making a subscription or capital commitment, as applicable, to us or Other Blackstone Accounts), including with respect to one or more Investments (or types of Investments). Such arrangements may take the form of direct transactions with a Unitholder or its affiliates and/or may include indirect transactions and arrangements with other counterparties in which such Unitholder or its affiliates hold an interest (whether minority or controlling). Such transactions may include agreements to pay performance fees to a management team and other related persons in connection with our investment therein, which will reduce our returns. Such Unitholders described in the previous sentences can be expected to therefore have different information about Blackstone and us than Unitholders not similarly positioned. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such Unitholders, and the Sponsor and its affiliates may be motivated to enter into agreements, transactions or arrangements with Unitholders or their affiliates in order to secure subscriptions or capital commitments, as applicable, from investors to us or Other Blackstone Accounts and may otherwise be motivated by factors other than our interests. (See also “—Other Blackstone Business Activities” and “—Related Financing Counterparties” herein.) Moreover, there is an increasing trend in the private equity industry of fund sponsors offering liquidity to investors in existing funds through a structured secondary process where purchasing investors would, as a condition to participating in such purchase from existing investors, also make a commitment to a new fund being raised. Blackstone could be incentivized to engage in such a process for one or more of its existing funds (or any investments therein) to the extent doing so could be expected to improve Blackstone’s ability to raise a successor fund to the such fund and to form and attract capital to existing or future Other Blackstone Accounts (e.g., by securing an agreement from the purchasing investors participating in the process to make commitments to such funds or, more generally, by positively impacting the performance information for the relevant fund that is presented to prospective investors in Blackstone fundraise materials.) In addition, not all Unitholders monitor their investments in vehicles such as us in the same manner. For example, certain Unitholders can be expected to periodically request from the Sponsor information regarding us and our Portfolio Entities and Investments that is not otherwise included in the reporting and other information delivered to all Unitholders—for instance, pre-quarterly
reporting valuation. In such circumstances, the Sponsor may provide such information to such Unitholder and not to other Unitholders, subject to the requirements of applicable law, and the Sponsor may not be obligated to affirmatively provide such information to all Unitholders because it has provided such information upon request by certain Unitholders. As a result, certain Unitholders can be expected to receive more information from the Sponsor about us and our Portfolio Entities or can be expected to receive information about us and our Portfolio Entities at an earlier time than other Unitholders, and the Sponsor will have no duty to ensure all Unitholders receive the same information regarding us and our Portfolio Entities. Therefore, certain Unitholders can be expected to be able to take actions on the basis of such information which, in the absence of such information, other Unitholders do not take. Furthermore, at certain times Blackstone will, in certain circumstances, be restricted from disclosing to the Unitholders material non-public
information regarding Investments, particularly those Investments in which an Other Blackstone Account or Portfolio Entity that is publicly registered co-invests
with us. In addition, investment banks or other financial institutions, as well as Blackstone personnel, can be expected to also be Unitholders or limited partners of Other Blackstone Accounts. These institutions and personnel are a potential source of information and ideas that could benefit us and can be expected to receive information about us and our Portfolio Entities in their capacity as a service provider or vendor to us and our Portfolio Entities.
In addition, it is also expected that Blackstone will confirm factual matters to incoming Unitholders, make statements of intent or expectation to such incoming Unitholders or acknowledge statements by such incoming Unitholders that relate to us and/or Blackstone’s activities pertaining thereto in one or more respects. In addition, Blackstone may from time to time agree to certain matters relating to knowledge transfer and/or secondments with one or more Unitholders as part of an overall firm relationship. Any such statements, confirmations, agreements or acknowledgements, including those made in response to a Unitholder’s due diligence requests, will not involve the granting of any legal right or benefit, and the Unitholders generally will as a result not typically receive notice of any such confirmation, statements or acknowledgements or copies of the documentation (if any) in which they are contained. There can be no assurance that any such arrangements will not have an adverse effect on us or that such arrangements will not influence Blackstone’s activities or our operations.
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
Credit Facilities
. We have entered into, or are expected to enter into, and utilize one or more NAV Facilities, which involve potential conflicts of interest. Subject to the limitations in the Partnership Agreement, the use of a NAV Facility by us is within the Sponsor’s discretion and can be utilized, among other things, to cover organizational and offering expenses and other fund expenses, which use will incur interest expenses as well as fees calculated based on available, unused capacity under such facility, each of which can be significant. Leverage incurred by entities other than us (including a facility collateralized or otherwise secured by our holdings in multiple or all investments whether through wholly-owned subsidiaries and/or through special purpose vehicles formed by us to make or hold such investments and/or to serve as a borrower under an asset-backed facility for

us) do not count towards the limitations on borrowing or guarantees by us set forth in the Partnership Agreement. Subject to the limitations set forth in the Partnership Agreement and the availability and the terms of any such credit facility for us, the Sponsor has adopted a policy relating to the use of fund-level credit facilities for us and may update or adopt from time to time policies or guidelines relating to the use of such credit facilities. (See also “—Leverage” herein.) Generally and without limiting the foregoing, we can be expected to seek to utilize a NAV Facility for the purpose of, among other things, financing any investment-related activities of ours (such as for assets that we do not intend to hold for a long-term period), covering fund expenses, including organizational and offering expenses, Management Fees, Administration Fees, servicing fees and any other costs of ours, funding repurchases, making distributions (if any) to Unitholders, support margin loan liquidity, ongoing portfolio maintenance and asset disposition expenses, and providing permanent financing or refinancing or providing interim financing to consummate the purchase of Investments. Such borrowings by us and/or Other Blackstone Accounts or Portfolio Entities under any credit facility also increases our/their leverage without any corresponding acquisition of assets. The amount of credit available to us and Other Blackstone Accounts under a NAV Facility is tied to the value of the underlying assets pledged to such facility. While the Sponsor expects to generally utilize credit facilities for us and Other Blackstone Accounts in a consistent manner, the use of such credit facilities may differ based on available credit facility capacity and the contractual terms applicable to us and Other Blackstone Accounts, among other factors and the facility used by us and the Other Blackstone Accounts may differ. Therefore, as the credit facilities utilized by us and the Other Blackstone Accounts have different terms, such as with respect to hedging, currency limitations and interest rates, while we and the Other Blackstone Accounts may be invested in the same investment, and while the valuation of such investment would be consistently determined pursuant to the Partnership Agreement and the relevant organizational documents of the Other Blackstone Accounts, the investment return can, in certain circumstances, differ among us and the Other Blackstone Accounts as a result.
Calculations of net and gross internal rates of return (“IRRs”) in respect of investments and performance data as reported to Unitholders from time to time, are based on the timing of investment inflows and outflows received or made by us as further described in the next sentence. In respect of investment and performance data referred to as reported to Unitholders from time to time, (a) for purposes of gross IRR calculations, (1) cash outflows are calculated when capital is invested by us, (2) cash inflows for investment realizations and current income are calculated upon receipt by us and (3) cash inflows for unrealized investments are based on the fair value at the end of the period determined by Blackstone, and (b) for purposes of net IRR calculations, IRR is based on the due date and amount of capital contributions received from Limited Partners, not the timing or amount of fund-level borrowings (such as our NAV Facilities). Additionally, use of a credit facility may present conflicts of interest, and the General Partner may make distributions (if any) prior to the repayment of outstanding borrowing. As a result, use of a credit facility (or other long-term leverage) will impact calculations of returns and will result in a higher or lower reported IRR than if the amounts borrowed had instead been funded through capital contributions made by the Unitholders. If the use increases the IRR, as it normally does where an Investment increased in value, the Sponsor will have various incentives to use the credit facility, including marketing efforts of Other Blackstone Accounts. For example, in the event the interest rate on borrowings is lower than the hurdle rate, use of leverage arrangements can be expected to accelerate or increase distributions of incentive fees to the Sponsor, providing an economic incentive to fund Investments through long-term borrowings in lieu of capital contributions. In addition, the Sponsor can be expected to receive a greater amount of Management Fees and servicing fees if borrowings under the credit facility are utilized in lieu of a combination of limited partners’ capital and non-recourse
financing for Investments remain outstanding. Moreover, the costs and expenses of any such borrowings will generally be allocated among us and any Parallel Funds pro rata or, subject to applicable law, on such other basis that the General Partner determines to be more equitable under the circumstances, which will increase the expenses borne indirectly by applicable Unitholders or underlying investors and would be expected to diminish net cash on cash returns.

We can be expected to utilize our NAV Facilities and enter into other similar arrangements, financings and extensions of credit for the benefit of co investors, Joint Venture Partners and Other Blackstone Accounts, including vehicles participating in Blackstone’s side-by-side
co-investment
rights, which invest alongside us in one or more Investments. For example, subject to the Partnership Agreement, we can be expected to borrow to fund a Joint Venture Partner’s, co investor’s or Other Blackstone Account’s pro rata share of an Investment or expense related to an Investment. In such circumstances, the Sponsor generally intends to cause any such co-investors, Joint Venture Partners and Other Blackstone Account to bear (or reimburse us for) their pro rata share of any interest expenses (but not necessarily origination and other costs) allocable to such extensions of credit. However, any such co-investors,
Joint Venture Partners and Other Blackstone Accounts, although they benefit from our NAV Facility or other credit facility, will not bear any portion of the costs of establishing and maintaining our credit facility, which will be borne entirely by us. Additionally, conflicts of interest also have the potential to arise to the extent that such a facility is used to make an investment that is later sold in part to Joint Venture Partners, co-investors
or Other Blackstone Accounts, to the extent
co-investors
are not required to act as guarantors under the relevant facility or pay-related costs or expenses, co-investors
nevertheless stand to receive the benefit of the use of the credit facility and neither the relevant fund nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses and/or liabilities. The Sponsor will, in certain circumstances, receive direct and indirect benefits from such uses as well, including as a result of the facilitation of co investment by Other Blackstone Accounts. We will bear interest expenses and all other expenses incurred in relation to our credit facility.
Our credit facilities are permitted to be used and managed in the manner described above independently from any Other Blackstone Account’s credit facilities (and the contractual restrictions applicable to such Other Blackstone Accounts and other credit facilities may be more or less favorable than those of ours), even when the same credit facility is being utilized and/or investments are shared between us and Other Blackstone Accounts, which may result in different expenses related to borrowings and investment IRR reported by multiple Blackstone funds for the same investment.
Insurance.
We have purchased or borne and will continue to purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, Portfolio Entities, the Sponsor, Blackstone and our/their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties (and in certain circumstances, such person’s agents and representatives), against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by Blackstone that cover one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone (including their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties). The Sponsor will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone on a fair and reasonable basis, in its sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable.
Similarly, we and our Portfolio Entities may enter into arrangements with Other Blackstone Accounts and our/their respective Portfolio Entities whereby insurance is procured as a group where the insurance provider may charge lower premiums to the group than it would on an individual basis. In such event, the obligation to pay the premiums on such group policies may be allocated in accordance with the relative values of the respective entities that are insured by such policies (or other factors that Blackstone may reasonably determine). Additionally, we and Other Blackstone Accounts (and our/their respective Portfolio Entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions can be expected to similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Blackstone may reasonably determine). (See also “—Portfolio Entity Service Providers and Vendors” herein.)

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
Captive Insurance; Gryphon.
We and Other Blackstone Accounts (and their Portfolio Entities) will also, in certain circumstances (including with respect to property insurance and terrorism insurance), self-insure through Gryphon Mutual Insurance Company (“Gryphon”), a captive insurance company (“Captive”), owned entirely by its participants (including potentially us and such Other Blackstone Accounts). An affiliate of the Sponsor provides oversight of Captive’s management, sits on the boards of Captive’s cells, provides a guarantee for a letter of credit to help capitalize Captive and receives a fee based on a percentage of the premiums (subject to the benchmarking process described above), and a third-party insurance services firm will provide brokerage, administration and insurer management services to Captive. The fees and expenses of Captive, including insurance premiums and fees paid to its manager, will be borne by us and Other Blackstone Accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties, and will be paid by each participant annually. While we do not expect to provide any funding in addition to such annual contribution, it is possible that each member of Captive, including us, is required to make additional capital contributions in certain circumstances. This arrangement is expected to provide us with greater control over our property insurance and terrorism insurance programs and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. We may, however, be negatively affected to the extent there are disproportionate losses incurred on properties held by Other Blackstone Accounts participating in Captive, including through increased future premiums or the lost ability to recoup capital contributions, and there can be no assurance that the arrangement will not result in under- or over-allocation of costs to us relative to Other Blackstone Accounts or that different allocations or arrangements than those provided above would not result in us and our Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies. Gryphon currently engages, and is expected to continue to engage, Revantage to provide corporate support services in respect of Gryphon’s activities (including assisting with Captive structuring, related insurance placement and oversight and administration of claims). In connection therewith, Revantage is expected to earn commissions for such services related to the Gryphon property program placement, terrorism insurance, casualty program and other lines of coverage and may earn additional commissions during each such policy year. Such commissions will initially be used to offset costs of Captive (which may include fees to Blackstone and allocated costs associated with Revantage’s account payroll, professional services, travel and entertainment, employee development, technology costs and facilities and office services), with any excess funds being returned to or used for the benefit of participating funds in a reasonable manner, which may include reserving for (or advance payment of) additional anticipated costs or direct reimbursement in accordance with a reasonable allocation. Any such services and fees are in addition to the services provided and fees received by Blackstone and will not result in any offset to the Management Fees payable by us or investors in Other Blackstone Accounts, notwithstanding that Revantage is owned by certain Other Blackstone Accounts. See also “— Portfolio Entity Service Providers and Vendors” and “— Group Procurement; Discounts” herein.
Legal Interpretation.
The Partnership Agreement is a detailed agreement that establishes complex arrangements among us and the Sponsor and its affiliates. Questions are expected to arise under the Partnership Agreement regarding the parties’ rights and obligations in certain situations, some of which will not have been contemplated and are not specifically addressed or could have been articulated more precisely at the time of the Partnership Agreement’s drafting and execution. In these instances, the operative provisions of the Partnership Agreement can be broad, general, ambiguous or conflicting, and could permit more than one reasonable interpretation, including in circumstances where one reasonable interpretation is most favorable to the Sponsor and/or its affiliates while another reasonable interpretation is most favorable to us and where the Sponsor therefore has an incentive to prefer the former interpretation over the latter one. While the Sponsor will construe the relevant agreements in good faith and in a manner consistent with its legal obligations (and, when appropriate, in consultation with external legal counsel), the interpretations the Sponsor adopts will not necessarily be, and need not be, the interpretations that are the most favorable to us or the Unitholders therein and could be the interpretations that are most favorable to the Sponsor and/or its affiliates.
Disclosure of Information by the Sponsor
. The Sponsor may be required to, or may determine it is appropriate to, disclose certain information relating to us and/or the Unitholders, including their names, purchase amounts, jurisdictions, beneficial owners, type or category of investor (such as governmental investors) and percentage ownership in us or other entities, in connection with anti-money laundering and know-your-customer requirements and/or requests of our counterparties (for example, in connection with obtaining financing on our behalf or on behalf of our Investments or the investment of a prospective investor in us), as well as in connection with certain other Investment-related matters, including regulatory, governmental or other applications or approvals and the ongoing operation of us and/or our Portfolio Entities, including as described in “—CFIUS and Similar
Non-U.S.
Regulatory Regimes” above. If such a disclosure is not mandatory, the Sponsor will determine whether and to what extent such disclosure is appropriate, and notwithstanding that we and/or one or more Unitholders may be adversely affected by such disclosures, the Sponsor will not be liable to us or any Unitholder for any such disclosure.
Other Conflicts.
In addition, other present and future activities of Blackstone (including the Sponsor and the Dealer Manager), us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties will give rise to additional conflicts of interest relating to us and our investment activities. The Sponsor (in accordance with the terms of the Partnership Agreement) generally attempts to resolve conflicts in a fair and reasonable manner, but conflicts will not necessarily be resolved in favor of our interests and there may be situations where we, as a passive investor investing alongside or in an Other Blackstone Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the Partnership Agreement, the Board of Directors is responsible for overseeing our periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) our Repurchase Program, and any material modification to (a) the Valuation Policy, (b) the Repurchase Program and (c) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by our independent valuation advisor. The Board of Directors will also be authorized to give consent on our behalf with respect to certain matters, including those which may be required or advisable, as determined in the Sponsor’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of our Independent Directors. If the Board of Directors consents to a particular matter and the Sponsor acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board of Directors, or otherwise as provided in the Partnership Agreement, then the Sponsor and its affiliates will not have any liability to us or the Unitholders for such actions taken in good faith by them. In addition, we may be “dragged along” in engaging in activities that involve conflicts of interest without the Sponsor’s approval.
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
Other Considerations
Fund Expenses.
We pay and bear all expenses related to our operations as fund expenses (collectively, “Fund Expenses”). The amount of these Fund Expenses will be substantial and will reduce the amount of capital available to be deployed by us in Investments and the actual returns realized by Unitholders on their investment in us. Fund Expenses include recurring and regular items, as well as extraordinary expenses which may be hard to budget or forecast. As a result, the amount of Fund Expenses ultimately borne by us at any one-time
may exceed expectations.
As described herein and in our organizational documents, Fund Expenses encompass a broad range of expenses and include all expenses of operating us and our Portfolio Entities and other related entities, including any entities used directly or indirectly to acquire, hold, or dispose of Investments or otherwise facilitate our investment activities.
Fund Expenses borne by us and Unitholders also include, among other things, fees, costs and expenses for and/or relating to attorneys (including compensation and benefits costs specifically charged, allocated or attributed by the Sponsor or its affiliates to us or our Portfolio Entities with respect to in-house
attorneys to provide transactional legal advice, tax planning and/or other related services to us or our Portfolio Entities on matters related to potential or actual Investments and transactions; provided, that any such compensation costs shall not be greater than what would be paid to, or duplicative of services provided by (as determined by the General Partner in good faith), an unaffiliated third party for substantially similar advice and/or services), tax advisors, accountants, auditors, administrative agents, paying agents, advisors (including senior advisors), consultants, fund administrators, depositaries and custodians, investment bankers, prime brokers and other third-party service providers or professionals; valuation costs, expenses of offering Units (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and repurchases, and travel expenses relating to the ongoing offering of Units); expenses relating to ongoing administrative, governance and compliance services necessary for our and our Portfolio Entities’ operations (including, without limitation, (a) expenses relating to the preparation and filing of Form PF, Form ADV (with respect to the Investment Manager), Exchange Act reports, reports and notices to be filed with the CFTC, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which we engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which we engage in activities) and/or any other regulatory filings, notices or disclosures of the Investment Manager and/or its affiliates relating to us and our activities, and preparing materials and coordinating meetings of the Board, and (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for us or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to us; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services); brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, clearing and settlement charges and other investment costs, fees and expenses actually incurred in connection with making, holding, settling, monitoring or disposing of actual Investments (including, without limitation, any costs or expenses relating to currency conversion in the case of Investments denominated in a currency other than U.S. dollars); the cost of borrowings, guarantees and other financing (including interest, fees, related legal expenses and arrangement expenses), bank fees, expenses of loan servicers and other service providers; expenses and fees (including compensation costs) charged or specifically attributed or allocated by the General Partner and/or Investment Manager or their affiliates for data-related services provided to the Portfolio Entities or us (including in connection with prospective Investments); provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services; fees, costs and expenses related to the organization or maintenance of any entity used to acquire, hold or dispose of any one or more Investment(s) or otherwise facilitating our investment activities, including without limitation any travel and accommodation expenses related to such entity and the salary and benefits of any personnel (including personnel of the Investment Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such entity, or other overhead expenses in connection therewith; expenses associated with our compliance with applicable laws and regulations; organizational, offering and operating expenses of us or any of our feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such feeder vehicles, Parallel Funds and/or Intermediate Entities or their partners, as applicable; any taxes, fees, costs of obtaining
non-U.S.
tax receipts or other governmental charges levied against us and all expenses incurred in connection with any tax audit, investigation, settlement or review of us; expenses and fees of the General Partner and/or Investment Manager, any third-party advisory committees, any independent representative of ours, and any annual meeting of ours; expenses associated with auditing, research, reporting, printing, publishing and technology, including, without limitation, news and quotation equipment and services, preparation of our periodic reports and related statements (including notices, communications, financial statements and tax returns including any tax returns or filings required to be made by us in any jurisdictions in which any Unitholders are resident or established) in respect of us and our activities; costs, fees and/or expenses associated with responding to information requests from Unitholders and other persons; costs and expenses of technology service providers and related software/hardware and market data and research utilized in connection with our investment and operational activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by us, the Investment Manager or its affiliates in connection with such provision of services thereby); expenses relating to the maintenance of any website, data room or communication medium used in relation to us (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties), expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Unitholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne by such Unitholders directly); expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring and disposing of Investments (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including travel and other similar costs and any costs and expenses in connection therewith, including travel and other related expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings (including with prospective portfolio companies or other similar companies) and any other costs and expenses associated with vehicles through which we directly or indirectly participate in Investments); the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving us or entities in which we hold an Investment or otherwise relating to such Investment and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of ours, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; all fees, costs and expenses, if any, incurred by or on behalf of us in developing, negotiating and structuring prospective or potential Investments that are not ultimately made or a proposed disposition that is not actually consummated, including without limitation any legal, tax, accounting, travel, advisory, consulting, printing and other related costs and expenses and any liquidated damages, reverse termination fees and/or similar payments and commitment fees. For the avoidance of doubt, the fees, costs and expenses of administrative services provided with respect to the Administration Fee will not be duplicated as Fund Expenses. The costs and expenses associated with the organization, offering and operation of us, the Feeder, any Parallel Fund and/or Intermediate Entities (including, without limitation, any Fund Expenses described herein) may be apportioned to, and borne solely by, the investors participating in us, the Feeder, any Parallel Fund and/or Intermediate Entities as determined by the General Partner in its reasonable discretion.
We will also bear any extraordinary expenses we may incur, including any expenses associated with any governmental and/or regulatory inquiry, investigation, proceedings and/or litigation (including discovery requests), private litigation, arbitration or settlement expenses involving us, any investment or entities in which we have an investment or otherwise relates to such investment or with any threat to initiate the foregoing, including the amount of any judgments, fines, remediation or settlements paid in connection therewith and expenses associated with researching and gathering information in respect of any discovery requests or potential litigation and defending against claims by third parties, and any other extraordinary expenses of ours. Service providers (including affiliates of the Sponsor) will be retained for such purposes, as further described under “—Service Providers, Vendors and Other Counterparties Generally” herein. In addition, we will bear any expenses incurred in connection with due diligence visits by the Sponsor to third-party service providers (including fund administrators), by the Sponsor or any Unitholder to any Portfolio Entities or portfolio assets as well as visits by the Sponsor to any Unitholder. We will bear the start-up,
wind-down and liquidation expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) owned by us, or an allocation of such expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) used by us and owned by Other Blackstone Accounts. To the fullest extent permitted by applicable laws, we will bear as Partnership Expenses costs associated with political contribution activities on behalf of a Portfolio Entity, including costs paid by us on behalf of a Portfolio Entity.
Expenses to be borne by the Sponsor are limited only to those items specifically enumerated in our organizational documents, the Investment Management Agreement and/or in the Partnership Agreement (such as rent for office space, office furniture and salaries and benefits of its employees), and all other costs and expenses in operating us will be borne directly or indirectly by the Unitholders. Moreover, while the Unitholders may agree to bear certain expenses related to our operations, such expenses may still be borne by us as Fund Expenses in accordance with the Sponsor’s policies. The Sponsor may choose in its own discretion to pay expenses not specifically enumerated herein, and the Sponsor may at any time in its sole discretion discontinue paying such expenses and cause us to pay them.
Subject to the limitations set forth in the Partnership Agreement, costs, expenses and charges specifically attributed or allocated by the Sponsor and its affiliates to us may exceed what would be paid to an unaffiliated third party for substantially similar services. Expenses associated with the sourcing, development, investigation, negotiation, structuring, acquisition, settling, holding, monitoring and disposition of Investments, including, without limitation, any due diligence-related expenses, brokerage, custody, currency conversion or hedging costs and travel and related expenses in connection with our activities will be borne by us (and indirectly by the Unitholders). Travel and related expenses in connection with our investment activities (including as described above) will not always be directly related to a specific potential investment and may be more general or speculative in nature. Such expenses are initially expected to be allocated to us as a fund expense, notwithstanding the fact that such travel or related activities or meetings could directly or indirectly inure to the benefit of Blackstone, its affiliates, their personnel, or Other Blackstone Accounts and their Portfolio Entities, in addition to or in lieu of us. With respect to a given proposed Investment or proposed disposition considered by us and one or more Other Blackstone Accounts, (a) to the extent not reimbursed by a third party, all third-party and internal expenses including any liquidated damages, reverse termination fees or other similar payments, incurred by us in connection with such proposed Investment, where such proposed Investment is not ultimately made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by us and (b) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by an Other Blackstone Account in connection with such proposed Investment, where such proposed Investment is not ultimately made by the Other Blackstone Account but is made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Other Blackstone Account but is consummated by us, may be borne, in whole or in part (at the Sponsor’s sole discretion) by us (and to the extent borne by us, will be allocated pro-rata
to all Unitholders). See “—Broken Deal Expenses” herein for further discussion regarding the allocation of such expenses. For purposes of this paragraph, the third-party and internal expenses referred to herein, include, without limitation, commitment fees that become payable in connection with a proposed Investment that is not ultimately made, legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for Sponsor employees working on a proposed Investment or disposition), entertainment and related expenses, consulting and printing expenses and any liquidated damages, reverse termination fees, forfeited deposits, and similar payments. Further, any fees and expenses incurred in connection with the organization of a co-investment
vehicle (including fees and expenses related to negotiating the governing documents of such co-investment
vehicle as well as fees and expenses of the type described above, including those which would be considered Organizational Expenses if borne by us) that is expected to invest alongside us in an investment are expected to be borne by us to the extent such co-investment
vehicle does not ultimately make such investment, whether or not such investment is consummated by us. The Sponsor will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Sponsor or Other Blackstone Accounts, on the other, and whether certain costs and expenses should be allocated between or among us, on the one hand, and Other Blackstone Accounts on the other hand. Certain expenses may be suitable for only us or participating Other Blackstone Account and borne only by such vehicle, or as is more often the case, expenses may be allocated pro-rata
among each participating Other Blackstone Account and us even if the expenses relate only to particular vehicle(s) and/or investor(s) therein. Any entities established in connection with Blackstone’s side-by-side
co-investment
rights and any Other Blackstone Accounts that
co-invest
alongside us in Investments will generally bear their
pro-rata
share of any expenses related to such Investments, but such entities will generally not be required to bear any portion of the organizational and offering expenses or any other non-investment-related
Fund Expenses (given that those other vehicles bear their own non-investment-related
expenses). If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Sponsor (e.g., costs and expenses (including airfare and lodging) incurred in connection with a meeting of the officers, managers or directors of any Luxembourg entity described above in which matters relating to our activities (e.g., matters relating to Investments) and the Sponsor’s activities (e.g., the appointment of new managers) are discussed), then such expenses will be allocated between us and the Sponsor as determined by the Sponsor in good faith to be equitable. Fund Expenses and organizational and offering expenses of ours, of any feeder vehicles, Parallel Funds and/or Intermediate Entities may be apportioned to, and borne solely by, the investors participating in us, any feeder vehicles, Parallel Funds and/or Intermediate Entities or be allocated among us, any feeder vehicles, Parallel Funds and/or Intermediate Entities as determined by the Sponsor in its reasonable discretion. For example, certain expenses may be incurred by or on behalf of us and Other Blackstone Accounts and will be allocated among us and such Other Blackstone Accounts by the Sponsor in its good faith reasonable discretion, including, in the case of travel, based on estimated time spent with respect to the business of us and Other Blackstone Accounts. The Sponsor will make such allocation judgments in its fair and reasonable discretion, notwithstanding its interest in the outcome, and may make corrective allocations should it determine that such corrections are necessary or advisable. There can be no assurance that a different manner of allocation would not result in us or an Other Blackstone Account bearing less (or more) expenses.

Travel and related expenses described herein include, without limitation, first class and/or business class airfare (and/or private charter, where appropriate, such as when commercial equivalent travel is not available for the applicable itinerary), first class lodging, ground transportation, travel and premium meals (including, as applicable, closing dinners and mementos, cars and meals (outside normal business hours), and social and entertainment events with Portfolio Entity employees, customers, clients, borrowers, brokers and service providers) and related costs and expenses incidental thereto, including any expenses related to attending trade association and/or industry meetings, conferences or similar meetings. (See also “—Public Health Emergencies” above.)
No Independent Advice.
The terms of the agreements and arrangements under which we are established and will be operated have been or will be established by the Sponsor and are not the result of arm’s-length
negotiations or representations of the Unitholders by separate counsel. Potential investors should therefore seek their own legal, tax (including estate tax) and financial advice before making an investment in us.
Certain Risks Related to Environmental, Social and Governance Considerations
Sustainability Framework Risk.
Blackstone has established a firm-wide sustainability (“Sustainability”) policy and related programs and procedures, including its Sustainability investing policy and certain Fund-specific Sustainability practices (collectively, the “Sustainability Framework”), which outlines its approach to integrating the considerations of Sustainability factors, as applicable, in its business and investment activities. The General Partner intends to apply the Sustainability Framework, as applicable, across the Investments, consistent with and subject to its fiduciary duties and applicable legal, regulatory or contractual requirements. Depending on the Investment, the impact of developments connected with Sustainability factors including greenhouse gas (“GHG”) emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency could have a material effect on the return and risk profile of the Investment. Any reference herein to environmental or social considerations is not intended to qualify our investment objective to seek to maximize risk-adjusted returns on Investments. The Sponsor will endeavor to consider “material” Sustainability factors (materiality in this context is defined as those Sustainability factors that the Sponsor determines have - or have the potential to have - a material impact on an investment’s going-forward ability to create, preserve or erode economic value for that organization and its partners) where applicable in connection with our investment activities in order to protect and maximize investment performance; however, the Sustainability Framework does not serve to modify our investment objectives. The act of selecting and evaluating material Sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Sponsor or a third-party Sustainability specialist will reflect the beliefs, values, internal policies or preferred practices of any particular Unitholder or align with the beliefs or values or preferred practices of other asset managers or with market trends. Additionally, Sustainability factors are only some of the many factors that the Sponsor may consider in making an Investment, and depending on the nature of the Investment, to the extent required by law. Sustainability factors may not be considered for certain Investments or assets. Although the Sponsor considers application of the Sustainability framework to be an opportunity to enhance or protect the performance of investments over the long-term, the Sponsor cannot guarantee that its Sustainability framework, which depends in part on qualitative judgments, will positively impact the financial, climate, or Sustainability performance of any individual Portfolio Entity or us as a whole. Similarly, to the extent the Sponsor or a third-party Sustainability specialist engages with Portfolio Entities on Sustainability related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the financial or Sustainability related performance of the Investment. Successful engagement efforts on our part will depend on our ability to properly identify and analyze material Sustainability, impact metrics and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, country, asset class and investment style. In evaluating a prospective investment or providing reporting regarding such investment, the Sponsor often depends upon (and will not independently verify) information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Sponsor to incorrectly identify, prioritize, assess or analyze the entity’s Sustainability practices and/or related risks and opportunities. The General Partner may decide in its discretion not to utilize certain information or data. While the General Partner believes such sources to be reliable, it will neither update any such information or data nor undertake an independent review of any such information or data provided by third parties. Any Sustainability reporting will be provided in the General Partner’s sole discretion. To the extent that the Sponsor provides material Sustainability reports to investors, such reports will be based on the Sponsor’s or applicable Portfolio Entity management team’s sole and subjective determination of whether a material Sustainability issue has occurred in respect of an Investment.
In addition, the Sponsor in certain circumstances could determine in its discretion, to revisit the implementation of certain of its Sustainability initiatives (including due to cost, timing or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Sponsor to adhere to all elements of our investment strategy, including with respect to Sustainability risk and opportunity management and impact, whether with respect to one or more individual Investments or to our portfolio generally. Except as may be required under the Sustainable Finance Disclosure Regulation (“SFDR”) (as applicable), Sustainability-related statements, initiatives and goals as described herein with respect to our investment strategy, Investments and Portfolio Entities are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved.
Further, Sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different frameworks and methodologies being implemented by other asset managers. For example, the Sponsor’s Sustainability framework does not represent a universally recognized standard for assessing Sustainability considerations. Blackstone is currently a signatory to the United Nations’ Principles for Responsible Investment, a supporter of the Task Force on Climate-Related Financial Disclosures and the Task Force on Nature-related Financial Disclosures, and a member of Ceres Investor Network and the Sustainable Markets Initiative. These initiatives may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. There is no guarantee that the Sponsor will remain a signatory, supporter or member of these initiatives or other similar industry frameworks.
Finally, there is also growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure Sustainability performance, in order to allow investors to validate and better understand sustainability claims. The Sponsor’s Sustainability framework and we generally are subject to evolving regulations and could become subject to additional regulation in the future. The Sponsor cannot guarantee that its current approach will meet future regulatory requirements.
In addition,
anti-ESG
sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted
“anti-ESG”
policies, legislation or initiatives or issued related legal opinions. Additionally, asset managers have been subject to recent scrutiny related to
ESG-focused
industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, the Supreme Court’s recent ruling striking down of race-based affirmative action in higher education admissions has increased scrutiny of corporate diversity, equity and inclusion (“DEI”) practices. Some conservative groups and Republican state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting certain corporate DEI practices are racially discriminatory and unlawful. Such anti-ESG
and
anti-DEI-related
policies, legislation, initiatives, legal opinions and scrutiny could expose Blackstone to the risk of investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm and require certain investors to divest or discourage certain investors from investing in Blackstone’s funds. Blackstone’s Sustainability Framework and the Sponsor could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future.

The Sponsor can be expected to be subject to increasing scrutiny from regulators, elected officials, and investors with respect to Sustainability matters. In recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change, among other aspects of Sustainability. Conversely, certain investors have raised concerns as to whether the incorporation of Sustainability factors in the investment and portfolio management process is inconsistent with the fiduciary duty to maximize returns for investors. The Sponsor can expect to be subject to competing demands from different groups with divergent views on Sustainability matters, including the role of Sustainability in the investment process. Investors could decide to not invest in us based on their assessment of how Blackstone approaches and considers the Sustainability cost of investments and whether the return-driven objectives of Blackstone’s funds align with their Sustainability priorities. This divergence increases the risk that any action or lack thereof with respect to Sustainability matters will be perceived negatively by at least some investors and/or interested parties and adversely impact the Sponsor’s reputation and business.
Regulatory initiatives to require investors to make disclosures to their investors regarding Sustainability matters have become increasingly common, which will further increase the number and type of investors who place importance on these issues and who demand certain types of reporting from Blackstone or the General Partner. In addition, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted Sustainability policies that could restrict such asset managers from investing in certain industries or sectors, such as conventional energy. These authorities have indicated that such asset managers could lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers boycott certain industries. The SEC maintains an enforcement task force to examine Sustainability practices and disclosures by public companies and investment managers and identify inaccurate or misleading statements, often referred to as “greenwashing.” The SEC has commenced enforcement actions against at least three investment advisers relating to Sustainability disclosures and policies and procedures failures, and Blackstone expects there will continue to be significant enforcement activity in this area. The SEC has also proposed Sustainability-related rules for investment advisers and for 1940 Act funds that address, among other things, enhanced Sustainability-related disclosure requirements concerning the incorporation of Sustainability factors in their investment activities. This will increase the risk that the Sponsor could be perceived as, or accused of, greenwashing. Such perception or accusation could damage the Sponsor’s reputation, result in litigation or regulatory actions, and adversely impact the Sponsor’s ability to raise capital and attract new investors. Outside of the United States, the European regulatory environment for alternative investment fund managers and financial services firms can be expected to evolve and increase in complexity and make compliance more costly and time-consuming.
The Sponsor’s Sustainability Framework is subject to evolving regulations and could in the future become subject to additional regulation, penalties and/or risks of regulatory scrutiny and enforcement. Compliance with new requirements will lead to increased management burdens and costs, which has the potential to adversely affect us. The Sponsor cannot guarantee that its current approach (including the Sustainability policy) will meet future regulatory requirements (or future interpretations of existing requirements, some of which are unclear), reporting frameworks or best practices. If the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of Blackstone or the Sponsor and/or its affiliates, then the Sponsor and/or such affiliates will be at risk for regulatory sanction, and any such investigations could be costly, distracting and/or time consuming for Blackstone, the Sponsor and us. There is also risk of regulatory mismatch between U.S., EU and U.K. initiatives relating to Sustainability.
Further, Sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different frameworks and methodologies being implemented by other asset managers. The Sponsor’s Sustainability Framework does not represent a universally recognized standard for assessing Sustainability considerations and can be expected to not align with the approach used by other asset managers or preferred by prospective investors or with future market trends.

Additionally, Blackstone has established certain firm-wide and business group-specific Sustainability-related initiatives. Although the aim of these initiatives is to create strong returns for investors, the pursuit of these initiatives (which may include data collection, analysis and reporting, among other activities) will involve the dedication of time and resources and there is consequently a risk that the pursuit of these initiatives could result in us performing differently than investment funds that do not have Sustainability-related initiatives. Further, except as required under applicable law, any Sustainability-related statements, and these Sustainability-related initiatives are aspirational and not guarantees or promises that all or any such initiatives will be achieved.
Progress Toward Sustainability Goals.
The Sponsor has established, and will in the future establish, certain Sustainability goals. These goals are intended to maximize risk-adjusted returns. However, the pursuit of these goals will involve the dedication of time and resources that may otherwise be allocated to other investment management activities and there is a risk that the pursuit of these goals could in fact be detrimental to risk-adjusted returns. The Sustainability performance of any individual investment cannot be guaranteed.
Sustainability Risks
. The BXPE Fund Program may be deemed to fall within the scope of the Sustainable Finance Disclosure Regulation (“SFDR”). There is legal uncertainty around the parameters applicable when categorizing a financial product under SFDR, and there is no guarantee that regulators will agree with the relevant characterization. In circumstances where there is a determination that a product has been characterized incorrectly, there could be a risk of investigation, enforcement proceedings and/or sanctions. SFDR and certain supporting and related regulations are likely to be amended in the near to medium term and it is possible new guidance will also be issued by the European Banking Authority, the European Insurance and Occupational Pensions Authority and the European Securities and Markets Authority either collectively or separately, and/or the European Commission. These factors and events have the potential to increase compliance and other costs for, and relating to, affected partnerships.
SFDR defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. Blackstone, the Sponsor (or its delegate), the BXPE Fund Program, Portfolio Entities of the BXPE Fund Program, and other parties, such as service providers to the BXPE Fund Program or Portfolio Entity counterparties, may be negatively affected by sustainability risks. If appropriate for an investment, the Sponsor (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. Blackstone, the Sponsor (or its delegate), the BXPE Fund Program, Portfolio Entities of the BXPE Fund Program, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of the BXPE Fund Program and our investments. The investments underlying the BXPE Fund Program do not take into account the EU criteria for environmentally sustainable economic activities.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
BXPE’s
day-to-day
operations are managed by Blackstone Private Equity Strategies Associates L.P. (the “General Partner”) subject to certain oversight rights held by the Board of Directors. The General Partner has delegated BXPE’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” The executive officers are senior Blackstone professionals and our General Partner and Investment Manager are both subsidiaries of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by BXPE, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as those established by the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.
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

Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine
suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party
vendors, including those of companies sponsored by Blackstone such as BXPE. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “— Item 1A. Risk Factors — Cyber Security and Operational Risk” in this Annual Report on Form 10-K.
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy, which applies to BXPE.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 25 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Blackstone’s CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to portfolio companies on technology-related matters.

BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
The Board of Directors and the Audit Committee are responsible for understanding the primary risks to our business.
The Audit Committee is responsible for reviewing BXPE’s and the Sponsor’s IT security controls with management and evaluating the adequacy of BXPE’s and the Sponsor’s IT security program, compliance and controls with management.
Blackstone’s CSO will report to the Board of Directors and/or Audit Committee periodically on cybersecurity matters, including risks facing BXPE and the Sponsor and, as applicable, certain incidents. In addition to such periodic reports, the Board of Directors and/or Audit Committee will receive periodic reports and/or updates from management on the primary cybersecurity risks facing BXPE and the Sponsor and the measures we and the Sponsor are taking to mitigate such risks. In addition to such reports, the
Board
of Directors and/or Audit Committee will receive updates from management regarding changes to BXPE’s and the Sponsor’s cybersecurity risk profile or certain newly identified risks.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 345 Park Avenue, New York, New York, 10154, and are provided by the Sponsor. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings
We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Units are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. Our Units are not listed or traded on any recognized securities exchange.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (a) except as permitted under the BXPE U.S. Partnership Agreement and (b) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of February 28, 2025, we had the below number of holders of each outstanding class of Units:

Class	Number of Holders
Class S Units	7,599
Class D Units	22
Class I Units	3,800
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
Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on Class S Units, Class D Units and Class I Units may differ if different Class-specific fees and expenses are deducted from the gross distributions for each Class. In the event that the Fund makes a distribution, we have adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution (if any), each Unitholder that has not “opted out” of the distribution reinvestment plan will have its distributions automatically reinvested in additional Units rather than receive cash distributions. See “Part I. Item 1. Business — Distribution Reinvestment Plan.”
Calculation of Net Asset Value
The NAV for each Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the NAV for each Class is calculated monthly by the Sponsor.

The NAV is based on the
month-end
values of Investments (including Debt and Other Securities), the addition of the value of any other assets (such as cash on hand, without duplication) (together, “Total Assets”), and the deduction of any liabilities, including the allocation/accrual of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Classes, such as applicable servicing fees, in all cases as determined in accordance with the Valuation Policy. From time to time, the Sponsor may adopt non-material
changes to the Valuation Policy in its sole discretion and material changes with the consent of the Board.
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
In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to the publicly traded price may be appropriate in instances where a legal restriction is a characteristic of the security. The amount of the discount, if taken, will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Investments or Instruments that are not Publicly Traded
BXPE’s Direct Investments will generally initially be valued based on the transaction price; however, to the extent the Sponsor does not believe a Direct Investment’s transaction price reflects the current market value, the Sponsor may adjust such valuation. When the Sponsor determines the fair value of BXPE’s Direct Investments, the Sponsor updates prior month-end
Direct Investments’ valuations by considering the latest available financial data, any cash flow activities during the month related to the investments, and changes in relevant market data, as applicable. The month-end
process is not expected to take into consideration all factors that are included in the quarterly process (as described below). On a quarterly basis, the Sponsor will also value BXPE’s Direct Investments utilizing the more detailed valuation procedures as described below. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of BXPE’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that BXPE’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of

BXPE’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. As a result, it is expected that each Direct Investment will be subject to multiple reviews by independent valuation advisors, including positive assurance at least quarterly and a range of values at least annually. Any material modifications to the fair valuation of a Direct Investment that the Sponsor has determined to value outside of the applicable range provided by the independent valuation advisor will require approval by the Independent Directors.
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
No readily available market quotations
If market quotations are not readily available (or are otherwise not reliable for a particular Investment), the fair value will be determined in good faith by the Sponsor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these Investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information or broker-dealer quotations). Certain Investments, such as mezzanine loans or preferred equity, are unlikely to have market quotations. The initial value of such Investments will generally be the acquisition price of such Investment where the acquisition price is determined to represent fair value. The General Partner and the BX Managers will subsequently utilize generally accepted valuation methodologies to value such Investments.

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
Liabilities
With respect to each Class, the Sponsor will include the fair value of such Class’s pro-rata
portion of BXPE’s liabilities as part of the Class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Investment Manager, any accrued Performance Participation Allocation, accounts payable, accrued operating expenses, fund level borrowings and other liabilities. All of BXPE’s borrowings will be held at amortized cost. Deferred financing costs on credit facilities are included in Deferred Assets on the BXPE US Aggregator (CYM) L.P. Consolidated Statements of Assets and Liabilities and amortized over the original term of the facility. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability and generally consistent with how such liabilities are recognized for financial reporting purposes, except as outlined below.
The Investment Manager advanced all of BXPE’s Organizational and Offering Expenses (as defined below) on BXPE’s behalf (other than subscription fees and servicing fees) through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). BXPE will reimburse the Investment Manager for such advanced expenses ratably over the 60 months following the Effective Date. For purposes of calculating BXPE’s NAV for purchases or repurchases of Units (but not for financial reporting purposes), (a) the Organizational and Offering Expenses paid by the Investment Manager through the Effective Date will be recognized as a reduction to NAV in the month BXPE reimburses the Investment Manager for such costs, and (b) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to Transactional NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment).
The Investment Manager advanced in its discretion all of BXPE’s Initial Fund Expenses Support (as defined below) on BXPE’s behalf through the Effective Date.
For purposes of calculating a monthly NAV for purchases or repurchases of Units (but not for financial reporting purposes under GAAP), the servicing fee for each applicable class of Units is calculated by multiplying the accrued monthly servicing fee rate (1/12th of the total annual servicing fee rate for each applicable class of Units) by the aggregate NAV of such class of Units for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, Management Fee and Administration Fee expense and Performance Participation Allocation accrual.

Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2024 were previously disclosed.
Unit Repurchases
The following table sets forth information regarding repurchases of Units during the three months ended December 31, 2024:

			Total Number of Units	Maximum Number of
	Total Number	Average	Purchased as Part of	Units that May Yet Be
	of Units	Price Paid	Publicly Announced	Purchased Under the
	Purchased	per Unit	Plans or Programs	Plans or Programs
Repurchase Pricing Date	(All Classes)	(All Classes) (a)	(All Classes)	(All Classes) (b)
December 31, 2024	19,879	$27.63	19,879	$—

(a)	Average Price Paid per Unit reflects the 5% early repurchase deduction, as applicable.
(b)	All repurchase requests were satisfied in full.
For additional information on the Repurchase Program, including a breakdown by class, see “Repurchase Program” in Note 5. “Net Assets” in the “Notes to Financial Statements” of Blackstone Private Equity Strategies Fund L.P. in “Part II. Item 8. Financial Statements and Supplementary Data” in this Annual Report on
Form 10-K.

Item 6.	(Reserved)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and the related notes of Blackstone Private Equity Strategies Fund L.P. and the consolidated financial statements and the related notes of BXPE US Aggregator (CYM) L.P. both included within this Annual Report on Form
10-K.
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, in this discussion and analysis, we believe it is important to present information for both BXPE U.S. and the Aggregator. The financial statements of each entity are presented in “Item 8. Financial Statements and Supplementary Data” of this document and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”
Overview
On January 2, 2024, Blackstone launched the BXPE Fund Program, Blackstone’s perpetual private equity solution for eligible individual investors, to provide investors greater access to Blackstone’s private equity platform. Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. We seek to meet our investment objectives by investing primarily in privately negotiated, equity-oriented investments (“Private Equity Investments”) to deliver an attractive portfolio of alternative investments diversified across strategies, sectors and geographies.
BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. As an investor in BXPE, individuals gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Opportunistic, Growth and Life Sciences. As of December 31, 2024, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.
BXPE’s differentiated access to the world’s largest global private equity platform uniquely positions the Fund among competitors, allowing for a broader universe of investment and deployment opportunities. Identifying, closing and realizing attractive private equity investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty. We believe the depth and breadth of our investment strategy and Blackstone’s PE Platform, including the deep reservoir of proprietary data, represents a significant advantage as we compete for quality investment opportunities and help our portfolio companies compete in their respective markets.
We focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities can create competitive advantages for the BXPE Fund Program. In the ordinary course, we will generally seek to invest at least 80% of our NAV in Private Equity Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law.
Recent Developments
As of December 31, 2024, the BXPE Fund Program’s portfolio consists of 75+ Private Equity Investments, including both closed and future commitments, with an aggregate value of $9.0 billion. We aim to have a significant majority of our portfolio invested behind Blackstone’s high-conviction themes, including artificial intelligence (“AI”) and data generation, power and energy demand, innovation in healthcare and life sciences, digitization, experiences and franchisors.

The year ended December 31, 2024 was marked by appreciating equity markets, fueled by declining interest rates, a resilient global economy and enhanced investor sentiment following reductions in central banks’ interest rates. These factors may result in increased transaction activity in 2025, which may increase our ability to deploy capital in attractive opportunities and may, in turn, enhance our ability to meet our investment objectives. However, the potential for continued fluctuation in industry conditions, regulatory policies and general macroeconomic events may contribute to continued market volatility in the United States and globally.
Performance Summary
Since inception in January 2024, we have delivered positive performance across all classes in BXPE U.S.:

Inception To Date
Unit Class	Total Return
Class S	12.9%
Class D	13.6%
Class I	13.8%

•	Inception to date is an annualized return from January 2, 2024.
•
Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.

Investment Portfolio
As of December 31, 2024, BXPE’s top 10 Private Equity Investments, based on fair value, were:

Investments	Description
Adevinta	Online classifieds company
AIR	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
Allied Benefit Systems	Third-party benefits administrative and medical management
Amarok	Electric fencing and security solutions
ATG	Live theatre operator
CoreWeave	AI infrastructure
Higginbotham	Insurance brokerage
Hipgnosis	Music royalties
L’Occitane	Multi-brand beauty and skincare

•	Investments listed in alphabetical order.
The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of December 31, 2024:

•	% of Fair Value may not add due to rounding.
•
% of Fair Value represents the Aggregator’s sum of Investments at Fair Value and Affiliated Investee Funds (exclusive of bank loans, and interests in collateralized loan obligations (“CLOs”)), with additional exclusions specified below.

•
“Regional Breakdown” excludes investments in certain Secondaries funds that have underlying investments with diverse region classifications. Region is generally based on where each investment is headquartered.

•	“Sector Breakdown” excludes investments in certain Secondaries funds that have underlying investments with diverse sector classifications. All determinations are made by BXPE in its sole discretion.
•
“Thematic Breakdown” themes are designed to classify certain investments into BXPE’s high-conviction themes. All determinations are made by BXPE in its sole discretion. Investments classified as Other are generally not aligned to a core theme.

Key Components of Our Results of Operations and Financial Metrics
From inception through January 2, 2024, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and the results of operations are discussed below.

Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.
BXPE U.S. generates income primarily from its investment in the Aggregator. BXPE U.S. has an interest of 76.4% in the Aggregator as of December 31, 2024. For the year ended December 31, 2024, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $550.9 million which resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. of $414.4 million. There were no net realized gains or losses from the investment in the Aggregator for the year ended December 31, 2024. Key drivers of the result of operations of the Aggregator are discussed below.
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
For the year ended December 31, 2024, the Aggregator recorded $563.4 million of Net Change in Unrealized Gain (Loss) on Investments, driven by unrealized appreciation on Corporate Private Equity, Opportunistic and Secondaries investments, $84.8 million of Interest Income, $72.2 million of Dividend Income, driven by Opportunistic and Corporate Private Equity investments, driven by interest earned on Debt and Other Securities, and $47.2 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, partially offset by $(50.5) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, driven by depreciation of foreign-denominated investments.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, is provided and paid for by the Investment Manager. The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE U.S.’s Investment Management Agreement (as defined in Part II. Item 8. Financial Statements and Supplementary Data), (b) Performance Participation Allocation (as defined in Part II. Item 8. Financial Statements and Supplementary Data) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity and (d) all other expenses of BXPE’s operations, administrations and transactions, excluding expenses specific to BXPE U.S. (described below).
For the year ended December 31, 2024, the Aggregator incurred $164.9 million in gross Total Expenses, comprised primarily of Performance Participation Allocation of $83.6 million driven by unrealized appreciation of Private Equity Investments, Gross Management Fees of $50.2 million (of which $16.9 million was waived by the Investment Manager, as it agreed to waive the Management Fees for the first six months following the Initial Closing Date) and Professional Fees of $15.2 million, of which the Investment Manager waived $0.2 million. For the year ended December 31, 2024, the Aggregator incurred $147.8 million in Net Expenses which represents total gross expenses less amounts waived.

BXPE U.S. Expenses
For the year ended December 31, 2024, BXPE U.S. directly incurred $3.7 million in gross Total Expenses, comprised primarily of Professional Fees of $1.8 million, inclusive of audit, tax compliance, regulatory and filing fees, gross Warehousing Fees of $1.2 million, which were fully offset by $1.2 million as the Investment Manager agreed to waive the Warehousing Fees, and Directors’ Fees of $0.6 million. For the year ended December 31, 2024, BXPE U.S. incurred $2.5 million in Net Expenses.
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
As of December 31, 2024, BXPE U.S. had $1.6 million in Cash and Cash Equivalents and no outstanding balance on its line of credit facility with Finco. During the year ended December 31, 2024, Net Cash Provided by (Used in) Operating Activities was $(4.2) billion, primarily as a result of investment into the Aggregator. Net Cash Provided by (Used in) Financing Activities was $4.3 billion during the period, which primarily reflects proceeds from the issuance of Units.
As of December 31, 2024, the Aggregator had $114.7 million in Cash and Cash Equivalents, which includes $60.3 million of Money Market Fund and $54.4 million of Cash Held at Banks, with $129.0 million outstanding under the Bonavista credit facility, as defined in Note 5. “Borrowings” in the “Notes to the Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part II. Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form
10-K.
During the year ended December 31, 2024, Net Cash Provided by (Used in) Operating Activities was $(5.6) billion, primarily as a result of investment purchases. Net Cash Provided by (Used in) Financing Activities was $5.7 billion during the period, which primarily reflects proceeds from the issuance of Units to BXPE U.S. and the Parallel Fund.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond December 31, 2024, see Note 8. “Commitments and Contingencies” in the “Notes to Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 5. “Borrowings” and Note 8. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part II. Item 8. Financial Statements and Supplementary Data” in this Annual Report on
Form 10-K.
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

December 31, 2024
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in Aggregator (a)	$4,679,144
Cash and Cash Equivalents	1,616
Other Assets	1,035
Accrued Unitholder Servicing Fees (b)	(1,328)
Other Liabilities (c)	(1,826)

Transactional Net Asset Value	$4,678,641

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

(c)	Includes repurchase payables. For purposes of computing Transactional NAV per Unit, such repurchase payables are excluded.
The Transactional NAV and return per Unit for each class of BXPE U.S. as of December 31, 2024 was as follows:

	December 31, 2024
	Transactional NAV	Number of
	per Unit	Units
Class S	$28.22	65,661,316
Class D	$28.39	2,346,107
Class I	$28.46	96,932,930

		164,940,353

The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

December 31, 2024
GAAP Net Asset Value	$4,555,893
Adjustments
Organizational and Offering Expenses (a)	6,633
Servicing Fee (b)	105,677
Tax Liabilities (c)	10,438

Transactional Net Asset Value	$4,678,641

(a)	Represents an adjustment to the Investment in Aggregator to reflect the recognition of organizational and offering expenses ratably over the 60-month reimbursement period beginning January 1, 2025.
(b)	Represents an adjustment to reflect Unitholder servicing fees on Class S and Class D Units as they are accrued on a monthly basis.
(c)	Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.
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
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of the Aggregator’s Debt and Other Securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
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
The results of all valuations of investments are reviewed by the BXPE Fund Program valuation sub-committee,
which is comprised of key personnel including BXPE Fund Program’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Portfolio Manager and the Investment Manager’s Chief Compliance Officer. See “Part I. Item 1. Business — Investment Process Overview.” To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
Servicing Fees
Pursuant to the Dealer Manager Agreement entered into between BXPE U.S., the Feeder and Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S. pays the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month and (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, in each case, payable monthly. BXPE U.S. or its affiliates do not pay the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fee, BXPE U.S. uses its NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on its Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of December 31, 2024 is $107.0 million.

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
Recent Accounting Developments
For information regarding recent accounting developments and their impact on BXPE U.S. and the Aggregator, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form
10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXPE. Based on the fair value of the portfolio companies and debt investments as of December 31, 2024, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $616.2 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. of $401.8 million.
Exchange Rate Risk
BXPE holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXPE may manage exposure to investments in portfolio companies in foreign currencies by hedging such risks. As of December 31, 2024, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of December 31, 2024, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies of the Aggregator of $79.1 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. of $52.2 million.

Interest Rate Risk
BXPE has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXPE may utilize a wide variety of derivative instruments to manage such risks. BXPE also has entered into credit facilities that, when drawn-upon, are subject to floating interest rates that are exposed to interest rate risks. As of December 31, 2024, BXPE has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates. If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $7.2 million and BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. would increase by $4.7 million.
In the event interest rates rise, the assumed cost of capital for portfolio companies would likely increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable and increased interest expense on borrowings outstanding under credit facilities that decrease BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements	Page

Financial Statements of Blackstone Private Equity Strategies Fund L.P.

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	220

Statements of Assets and Liabilities as of December 31, 2024 and 2023	221

Statements of Operations for the Years Ended December 31, 2024 and 2023 and for the Period from April 5, 2022 (Inception) to December 31, 2022	222

Statements of Changes in Net Assets for the Years Ended December 31, 2024 and 2023 and for the Period from April 5, 2022 (Inception) to December 31, 2022	223

Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 and for the Period from April 2, 2022 (Inception) to December 31, 2022	224

Schedule of Investments as of December 31, 2024	225

Notes to Financial Statements	226

Financial Statements of BXPE US Aggregator (CYM) L.P.

Report of Independent Registered Public Accounting Firm	235

Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	236

Consolidated Statements of Operations for the Year Ended December 31, 2024 and for the Period from June 15, 2023 (Inception) to December 31, 2023	237

Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2024 and for the Period from June 15, 2023 (Inception) to December 31, 2023	238

Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and for the Period from June 15, 2023 (Inception) to December 31, 2023	239

Condensed Consolidated Schedule of Investments as of December 31, 2024	241

Notes to Consolidated Financial Statements	246

Report of Independent Registered Public Accounting Firm
To the Unitholders and the Board of Directors of Blackstone Private Equity Strategies Fund L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) as of December 31, 2024 and 2023, including the schedule of investments as of December 31, 2024, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024 and 2023, and for the period from April 5, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of BXPE U.S. as of December 31, 2024 and 2023, and the results of its operations, its changes in net assets, and its cash flows for the year ended December 31, 2024 and 2023, and for the period from April 5, 2022 (inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of BXPE U.S.’s management. Our responsibility is to express an opinion on BXPE U.S.’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to BXPE U.S. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BXPE U.S. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of BXPE U.S.’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 14, 2025
We have served as BXPE U.S.’s auditor since 2022.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31, 2024	December 31, 2023
Assets
Investment in BXPE US Aggregator (CYM) L.P. at Fair Value (Cost $4,247,996)	$4,662,353	$—
Cash and Cash Equivalents	1,616	100
Repurchases Receivable	563	—
Due from Affiliates	8	—
Other Assets	280	—

Total Assets	$4,664,820	$100

Liabilities and Net Assets
Due to Affiliates	$225	$—
Accounts Payable, Accrued Expenses and Other Liabilities	1,153	—
Repurchases Payable	544	—
Servicing Fees Payable	107,005	—

Total Liabilities	108,927	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (65,661,316 Units issued and outstanding as of December 31, 2024; no Units issued and outstanding as of December 31, 2023)	1,741,432	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, ( 2,346,107 Units issued and outstanding as of December 31, 2024; no Units issued and outstanding as of December 31, 2023)	65,235	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (96,932,930 Units issued and outstanding as of December 31, 2024; 4,000 Units issued and outstanding as of December 31, 2023)	2,748,976	100
General Partner Interest	250	—

Total Net Assets	4,555,893	100

Total Liabilities and Net Assets	$4,664,820	$100

See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Statements of Operations
(Dollars in Thousands)

			April 5, 2022 (Inception) to December 31, 2022
	Year Ended December 31,
	2024	2023

Expenses
Professional Fees	$1,793	$—	$—
Directors’ Fees	641	—	—
Warehousing Fees	1,166	—	—
Other	63	—	—

Total Expenses	3,663	—	—
Warehousing Fees Waived	(1,166)	—	—

Net Expenses	2,497	—	—

Net Investment Income (Loss)	(2,497)	—	—
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	414,358	—	—

Net Increase in Net Assets Resulting from Operations	$411,861	$—	$—

See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Statements of Changes in Net Assets
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	General Partner Interest (a)	Total Net Assets
Balance at April 5, 2022 (Inception)	$—	$—	$—	$—	$—
Proceeds from Units Issued	—	—	100	—	100

Balance at December 31, 2022	$—	$—	$100	$—	$100

Balance at December 31, 2022 and December 31, 2023	$—	$—	$100	$—	$100

Balance at December 31, 2023	$—	$—	$100	$—	$100
Proceeds from Units Issued	1,700,295	64,700	2,497,512	250	4,262,757
Net Investment Income (Loss)	(1,033)	(44)	(1,420)	—	(2,497)
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	169,854	6,612	237,892	—	414,358
Servicing Fees	(115,179)	(1,211)	—	—	(116,390)
Conversion of Units Between Classes	(11,629)	(4,824)	16,453	—	—
Repurchase of Units, Net of Early Repurchase Deduction	(876)	2	(1,561)	—	(2,435)

Balance at December 31, 2024	$1,741,432	$65,235	$2,748,976	$250	$4,555,893

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Statements of Cash Flows
(Dollars in Thousands)

			April 5, 2022 (Inception) to December 31, 2022
	Year Ended December 31,
	2024	2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$411,861	$—	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE US Aggregator (CYM) L.P.	(414,358)	—	—
Issuance of Class I Units for Directors’ Fees	466	—	—
Investment in BXPE US Aggregator (CYM) L.P.	(4,250,558)	—	—
Proceeds from Repurchase of Investment in BXPE US Aggregator (CYM) L.P.	1,999	—	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	(280)	—	—
Due to Affiliates	225	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	1,153	—	—

Net Cash Provided by (Used in) Operating Activities	(4,249,492)	—	—

Financing Activities
Proceeds for Units Issued	4,262,291	—	100
Payment for Servicing Fees	(9,385)	—	—
Early Repurchase Deduction Received from Blackstone Private Equity Strategies Fund (TE) L.P.	3	—
Repurchase of Units, Net of Early Repurchase Deduction	(1,901)	—	—

Net Cash Provided by Financing Activities	4,251,008	—	100

Cash and Cash Equivalents
Net Increase	1,516	—	100
Beginning of Period	100	100	—

End of Period	$1,616	$100	$100

Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$8	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Class I Units for Directors’ Fees	$466	$—	$—

Accrued Servicing Fees	$116,390	$—	$—

Repurchase of Units, Net of Early Repurchase Deduction	$542	$—	$—

Early Repurchase Deduction Receivable from Blackstone Private Equity Strategies Fund (TE) L.P.	$8	$—	$—

See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Schedule of Investments
(Dollars in Thousands, Except Unit Data)

Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (164,267,528 Units) (a)	Investee Fund	Various	Various	$4,662,353	102.3%

Total Investments (Cost $4,247,996)				$4,662,353	102.3%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on Blackstone Private Equity Strategies Fund L.P.’s proportional share of investments through investees.
See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements
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
Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets indirectly in BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors.
BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (the “Aggregator”). The Aggregator has the same investment objectives as BXPE U.S. The consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of BXPE U.S.’s financial statements and are included following these financial statements.
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
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder first sold unregistered limited partnership units to third parties and began investing.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXPE U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of
Blackstone.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of BXPE U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form
10-K.
BXPE U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
(“ASC 946”). Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statements are presented fairly and that estimates made in preparing its financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances) at the Aggregator.
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
Valuation of Investments at Fair Value
BXPE U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXPE U.S., see the Aggregator’s consolidated financial statements included following these financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. for information regarding the valuation of investments.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the
Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement
date. Changes in the fair value of BXPE U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. in the Statement of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-
term
, highly liquid investments with original maturities of three months or less. BXPE U.S. may have bank balances in excess of federally insured amounts; however, BXPE U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
BXPE U.S. is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to BXPE U.S.’s unitholders. It is possible that BXPE U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXPE U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of BXPE U.S. would be treated as shareholders in a corporation, and BXPE U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXPE U.S. would be required to pay income tax at corporate rates on its net taxable income.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established when BXPE U.S. determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. BXPE U.S. assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
BXPE U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. BXPE U.S. reevaluates its tax positions each period in which new information becomes available. BXPE U.S.’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Statement of Operations.
Affiliates
The General Partner, Investment Manager, Dealer Manager (as defined in Note 7. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator, BXPE Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXPE U.S.
Segment Reporting
BXPE U.S. operates through a single reportable segment. The chief operating decision makers (the “CODMs”) are comprised of BXPE U.S.’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources and make operating decisions for BXPE U.S. primarily based on BXPE U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODMs are listed on the accompanying Statements of Operations.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investment in the Aggregator
BXPE U.S. recognizes dividend income when earned at the time of receipt of proceeds from the Aggregator. BXPE U.S. has an interest of 76.4% in the Aggregator as of December 31, 2024. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S. net assets, see the Condensed Consolidated Schedule of Investments of BXPE US Aggregator (CYM) L.P.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. and BXPE Lux (the “Borrowers”) entered into an amended and restated unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. On August 8, 2024, the Aggregator and a subsidiary of BXPE Lux entered into joinders to the A&R Line of Credit pursuant to which such entities became Borrowers thereunder, but were subsequently released as Borrowers on October 3, 2024, in connection with the Aggregator Credit Agreement (as defined in Note 5. “Borrowings — Aggregator Credit Agreement” in the “Notes to Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P.). The A&R Line of Credit was renewed for an additional one-year
term and now expires on November 4, 2025, subject to additional one year extension options requiring Finco approval.
Under the A&R Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is the then-current borrowing rate offered by a third-party
lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“
SOFR
”) plus 3.00%. Each advance under the A&R Line of Credit is repayable on the earliest of (a) the expiration of the A&R Line of Credit, (b) Finco’s demand and (c) the date on which the Investment Manager no longer acts as investment manager to the Borrowers, provided that the Borrowers will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrowers have not repaid all loans and other obligations under the A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any repurchase requests of the Borrowers pursuant to any established unit repurchase plans, (c) use funds to close any investment which the Borrowers committed to prior to receiving a demand notice and (d) make distributions to its unitholders (“Unitholders”) or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The A&R Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of December 31, 2024, BXPE U.S. had no borrowings or amounts outstanding under the A&R Line of Credit.
5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Con
ti
nued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE U.S. offers three classes of limited partnership Units: Class S, Class D and Class I Units (each a “Unit Class” or a “Class”). The key differences among each Unit Class relate to the ongoing servicing fees and the upfront subscription fee. The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the Unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXPE U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, BXPE U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. across each Unit Class based on their relative ownership share in BXPE U.S. as of the first calendar day of that month.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXPE U.S.’s prior month-end
Transactional NAV per Unit.
The following table presents transactions in the Units during the years ended December 31, 2024 and 2023 and for the period from April 5, 2022 (inception) to December 31, 2022:

	Class S Units	Class D Units	Class I Units	Total

Units Outstanding as of April 5, 2022 (Inception)	—	—	—	—
Units Issued	—	—	4,000	4,000

Units Outstanding as of December 31, 2022	—	—	4,000	4,000

Units Outstanding as of December 31, 2022 and December 31, 2023	—	—	4,000	4,000

Units Outstanding as of December 31, 2023	—	—	4,000	4,000
Units Issued	66,141,178	2,523,878	96,366,858	165,031,914
Conversion of Units Between Classes	(446,033)	(177,771)	621,521	(2,283)
Repurchase of Units	(33,829)	—	(59,449)	(93,278)

Units Outstanding as of December 31, 2024	65,661,316	2,346,107	96,932,930	164,940,353

Repurchase Program
BXPE U.S. has implemented a repurchase program (the “Repurchase Program”) in which it intends to offer to repurchase in each quarter up to 3%
of Units outstanding as of the close of the previous calendar quarter. BXPE U.S. conducts such repurchase offers in accordance with the requirements of
Rule 13e-4
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to the BXPE U.S. Partnership Agreement (as defined below).
Under the Repurchase Program, to the extent BXPE U.S. offers to repurchase Units in any particular quarter, BXPE U.S. expects to repurchase Units using a purchase price equal to BXPE U.S.’s Transactional NAV per Unit as of the last calendar day of the applicable quarter (the “Repurchase Date”), subject to the Early Repurchase Deduction (as defined below).

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
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
During
the year ended December 31, 2024, 93,278 Units were repurchased f
o
r an aggregate value of $2.4
million, of which 8,449 Units at an aggregate value of $0.2 million related to repurchases by the Feeder.
6. Income Taxes
Uncertain Tax Positions
As of December 31, 2024, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the financial statements.
Corporate Alternative Minimum Tax
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The impact of the IRA excise tax and CAMT are not material (or not appli
c
able) to BXPE U.S. financial statements for the year ended December 31, 2024.
7. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a limited partnership agreement, as amended and restated (the “BXPE U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE U.S. (indirectly through the Aggregator). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. For the year ended December 31, 2024, BXPE U.S. was allocated $62.9 million of the Performance Participation Allocation recognized by the Aggregator. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements included following these financial statements for more information regarding the Performance Participation Allocation.
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
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Management Fee
In consideration for its investment management services, BXPE U.S. (indirectly through the Aggregator) pays the Investment Manager a management fee (the “Management Fee”). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager, at its discretion, did not extend the Management Fee waiver. Effective July 1, 2024, the Aggregator began accruing the Management Fee attributable to BXPE U.S. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements included following these financial statements for more information regarding the Management Fee.
For the year ended December 31, 2024, BXPE U.S. was allocated $38.2 million of the gross Management Fee recognized by the Aggregator, of which $13.5 million was waived by the Investment Manager.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE U.S. (indirectly through the Aggregator). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. For the year ended December 31, 2024, BXPE U.S. was allocated $3.1 million of the Administration Fee recognized by the Aggregator. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements included following these financial statements for more information regarding the Administration Fee.
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
-
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
The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXPE U.S.’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of BXPE U.S.’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the servicing fees, BXPE U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, repurchases, if any, for that month and distributions payable on BXPE U.S.’s Units. There are no Unitholder servicing fees with respect to Class I Units. The Unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE U.S. accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of December 31, 2024 was $107.0 million.
Line of Credit and Warehousing Agreements
The Borrowers entered into the A&R Line of Credit with Finco. BXPE U.S., BXPE Lux and the Investment Manager, in its capacity as Investment Manager, on behalf of and not for its own account, of (a) BXPE U.S. and (b) BXPE Lux (together with their respective parallel funds) entered into an Amended and Restated Warehousing Agreement (the “A&R Warehousing Agreement”) with Finco in connection with the launch and ramp up of the BXPE Fund Program. The A&R Warehousing Agreement expired on November 2, 2024, and was not renewed. For additional information, see Note 4. “Line of Credit Agreement.”
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
8. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXPE U.S.’s available liquidity, including proceeds from the issuance of Units by BXPE U.S. and available borrowing capacity under the A&R Line of Credit. For information regarding the A&R Line of Credit, see Note 4. “Line of Credit Agreement.”
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2024, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2024.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following financial highlights for the year ended December 31, 2024 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXPE U.S. had not received subscriptions or commenced investing activities during the year ended December 31, 2023.

	Year Ended December 31, 2024 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$25.00

Proceeds from Units Issued	25.00	25.00	—

Net Investment Loss	(0.02)	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	3.36	3.36	3.38

Net Increase in Net Assets Resulting from Investment Operations	3.34	3.33	3.36
Servicing Fees	(1.82)	(0.53)	—

Net Increase in Net Assets	1.52	2.81	3.36

Net Asset Value, End of Period	$26.52	$27.81	$28.36

Units Outstanding, End of Period	65,661,316	2,346,107	96,932,930
Total Return Based on Net Asset Value (b)	6.09%	11.22%	13.44%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.12%	0.14%	0.12%
Warehousing Fees Waivers	-0.04%	-0.05%	-0.04%

Total Expenses	0.09%	0.09%	0.08%

Net Investment Loss	-0.09%	-0.09%	-0.08%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $25.00. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Professional Fees, Directors’ Fees, Warehousing Fees and Other.
10. Subsequent Events
There have been no events since December 31, 2024 that require recognition or disclosure in the Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Unitholders and the General Partner of BXPE US Aggregator (CYM) L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of BXPE US Aggregator (CYM) L.P. and subsidiaries (the “Aggregator”) as of December 31, 2024 and 2023, including the condensed consolidated schedule of investments as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024 and for the period from June 15, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Aggregator as of December 31, 2024 and 2023, and the results of its operations, its changes in net assets, and its cash flows for the year ended December 31, 2024 and for the period from June 15, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Aggregator’s management. Our responsibility is to express an opinion on the Aggregator’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Aggregator in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Aggregator is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Aggregator’s internal control over financial reporting. Accordingly, we express no such opinion
.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 14, 2025
We have served as the Aggregator’s auditor since 2023.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31, 2024	December 31, 2023

Assets
Investments at Fair Value (Cost $4,913,264)	$5,329,357	$—
Investments in Affiliated Investee Funds at Fair Value (Cost $736,141)	832,952	—
Cash and Cash Equivalents	114,690	—
Derivative Assets at Fair Value	47,182	—
Other Assets	68,349	—
Deferred Assets	13,712	—

Total Assets	$6,406,242	$—

Liabilities and Net Assets
Due to Affiliates	$6,261	$—
Credit Facility	129,000	—
Payable for Investments Purchased	21,151	—
Accrued Performance Participation Allocation	83,602	—
Management Fee Payable	18,209	—
Deferred Tax Liabilities, Net	27,121	—
Administration Fees Payable	1,457	—
Accounts Payable, Accrued Expenses and Other Liabilities	13,257	—
Repurchases Payable	7,037	—

Total Liabilities	307,095	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized, (214,889,732 Units issued and outstanding as of December 31, 2024; no Units issued and outstanding as of December 31, 2023)	6,099,147	—
Limited Partnership Unit — Class B Units, unlimited Units authorized, (no Units issued and outstanding as of December 31, 2024; no Units issued and outstanding as of December 31, 2023)	—	—

Total Net Assets	6,099,147	—

Total Liabilities and Net Assets	$6,406,242	$—

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Operations
(Dollars in Thousands)

	Year Ended December 31, 2024	June 15, 2023 (Inception) to December 31, 2023

Income
Interest Income	$84,801	$—
Dividend Income	72,233	—
Other	11,180	—

Total Income	168,214	—

Expenses
Management Fees	50,230	—
Organizational Expenses	6,594	—
Performance Participation Allocation	83,603	—
Professional Fees	15,238	—
Deferred Financing Cost Amortization	1,065	—
Deferred Offering Costs Amortization	2,871	—
Administration Fees	4,018	—
Other	1,272	—

Total Expenses	164,891	—
Management Fees Waived	(16,947)	—
Expense Support	(187)	—

Net Expenses	147,757	—

Net Investment Income Before Provision for Taxes	20,457	—
Provision for Taxes	28,783	—

Net Investment Income (Loss)	(8,326)	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments and Derivative Instruments	(802)	—
Net Change in Unrealized Gain (Loss) on Investments	563,371	—
Net Change in Unrealized Gain (Loss) on Derivative Instruments	47,182	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(50,482)	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	559,269	—

Net Increase in Net Assets Resulting from Operations	$550,943	$—

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Changes in Net Assets
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at June 15, 2023 (Inception) and December 31, 2023	$—	$—	$—

Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	5,560,090	—	5,560,090
Net Investment Income (Loss)	(8,326)	—	(8,326)
Net Realized Gain on Investments and Derivative Instruments	(802)	—	(802)
Net Change in Unrealized Gain (Loss) on Investments	563,371	—	563,371
Net Change in Unrealized Gain (Loss) on Derivative Instruments	47,182	—	47,182
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(50,482)	—	(50,482)
Repurchase of Units	(11,886)	—	(11,886)

Balance at December 31, 2024	$6,099,147	$—	$6,099,147

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31, 2024	June 15, 2023 (Inception) to December 31, 2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$550,943	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized Loss on Investments and Derivative Instruments	802	—
Net Change in Unrealized (Gain) Loss on Investments	(563,371)	—
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(47,182)	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	50,482	—
Net Amortization of Debt Investments	153	—
Deferred Offering Costs Amortization	3,936	—
Purchases of Investments	(7,212,559)	—
Proceeds from Investments	1,558,766	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	(64,931)	—
Deferred Assets	(17,648)	—
Due to Affiliates	6,261	—
Accounts Payable, Accrued Expenses and Other Liabilities	13,257	—
Payable for Investments Purchased	21,151	—
Deferred Tax Liabilities, Net	27,121	—
Management Fee Payable	18,209	—
Administration Fees Payable	1,457	—
Accrued Performance Participation Allocation	83,602	—

Net Cash Provided by (Used in) Operating Activities	(5,569,551)	—

continued…
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Cash Flows—Continued
(Dollars in Thousands)

	Year Ended December 31, 2024	June 15, 2023 (Inception) to December 31, 2023
Financing Activities
Proceeds from Issuance of Units	$5,560,090	$—
Proceeds from Credit Facilities	532,000	—
Repayment of Credit Facilities	(403,000)	—
Payments for Capital Redemptions	(4,849)	—

Net Cash Provided by Financing Activities	5,684,241	—

Cash and Cash Equivalents
Net Increase	114,690	—
Beginning of Period	—	—

End of Period	$114,690	$—

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$1,897	$—

Cash Paid for Interest	$1,027	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Repurchase of Units	$7,037	$—

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments
(Dollars/Euros in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Portfolio Companies (b)
Business Services
Other Investment(s) in Equity (a)	Americas	$367,849	6.0%
Other Investment(s) in Equity	EMEA	192,472	3.2%

Total Business Services		560,321	9.2%

Consumer
Other Investment(s) in Equity	Americas	265,594	4.4%

Total Consumer		265,594	4.4%

Energy
Other Investment(s) in Equity	Americas	29,076	0.5%
Other Investment(s) in Equity	EMEA	6,835	0.1%
Other Investment(s) in Equity	APAC	415	0.0%

Total Energy		36,326	0.6%

Financial Services
Other Investment(s) in Equity (a)	Americas	477,512	7.8%
Other Investment(s) in Equity	EMEA	91,662	1.5%

Total Financial Services		569,174	9.3%

Healthcare
Other Investment(s) in Equity	Americas	238,892	3.9%

Total Healthcare		238,892	3.9%

Industrials
Other Investment(s) in Equity (a)	Americas	351,339	5.8%

Total Industrials		351,339	5.8%

Infrastructure
Other Investment(s) in Equity	APAC	275,315	4.5%
Other Investment(s) in Equity	Americas	126,253	2.1%

Total Infrastructure		401,568	6.6%

See notes to consolidated financial statements.

continued…

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments—Continued
(Dollars/Euros in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Media & Entertainment
Aurelia Aggregator (CYM) L.P. (43,118 Shares)	EMEA	$362,512	5.9%
Other Investment(s) in Equity (a)	EMEA	547,991	9.0%
Other Investment(s) in Equity	APAC	14,026	0.2%

Total Media & Entertainment		924,529	15.2%

Software
Other Investment(s) in Equity	EMEA	190,778	3.1%
Other Investment(s) in Equity	Americas	180,242	3.0%

Total Software		371,020	6.1%

Technology & Services
Matrix Holdings III DE L.P. (62,342 Shares)	Americas	62,862	1.0%
Other Investment(s) in Equity	Americas	265,028	4.3%
Other Investment(s) in Equity	EMEA	19,240	0.3%

Total Technology & Services		347,130	5.7%

Total Portfolio Companies (Cost $2,104,993 Americas, $1,281,707 EMEA, $289,911 APAC)		4,065,893	66.7%

Debt Investments (c)
Business Services
Other Investment(s) in Debt	Americas	82,370	1.4%

Total Business Services		82,370	1.4%

Consumer
Other Investment(s) in Debt	EMEA	280,496	4.6%
Other Investment(s) in Debt	Americas	104,847	1.7%

Total Consumer		385,343	6.3%

Energy
Other Investment(s) in Debt	Americas	37,686	0.6%
Other Investment(s) in Debt	APAC	5,689	0.1%

Total Energy		43,375	0.7%

See notes to consolidated financial statements.

continued…

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments—Continued
(Dollars/Euros in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Financial Services
Other Investment(s) in Debt	Americas	$101,033	1.7%
Other Investment(s) in Debt	EMEA	3,002	0.0%

Total Financial Services		104,035	1.7%

Healthcare
Other Investment(s) in Debt	Americas	47,735	0.8%
Other Investment(s) in Debt	EMEA	3,998	0.1%

Total Healthcare		51,733	0.8%

Industrials
Other Investment(s) in Debt	Americas	143,055	2.3%
Other Investment(s) in Debt	EMEA	16,840	0.3%
Other Investment(s) in Debt	APAC	4,123	0.1%

Total Industrials		164,018	2.7%

Infrastructure
Other Investment(s) in Debt	Americas	50,369	0.8%

Total Infrastructure		50,369	0.8%

Media & Entertainment
Other Investment(s) in Debt	Americas	5,767	0.1%

Total Media & Entertainment		5,767	0.1%

Software
Other Investment(s) in Debt	Americas	79,759	1.3%

Total Software		79,759	1.3%

Technology & Services
Matrix Holdings II DE L.P. (Outstanding Principal of $198,504)	Americas	211,562	3.5%
Matrix Holdings DE L.P. (Outstanding Principal of $26,329)	Americas	29,057	0.5%
Other Investment(s) in Debt	Americas	56,076	0.9%

Total Technology & Services		296,695	4.9%

Total Debt Investments (Cost $925,421 Americas, $301,315 EMEA, $9,917 APAC)		1,263,464	20.7%

Total Investments (Cost $4,913,264)		5,329,357	87.4%

See notes to consolidated financial statements.

continued…

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments—Continued
(Dollars/Euros in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds
Energy
Other Investment(s) in Affiliated Investee Funds	Americas	$35,439	0.6%

Total Energy		35,439	0.6%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	17,720	0.3%

Total Financial Services		17,720	0.3%

Healthcare
Other Investment(s) in Affiliated Investee Funds	Americas	45,005	0.7%

Total Healthcare		45,005	0.7%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	67,977	1.1%

Total Infrastructure		67,977	1.1%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	22,749	0.4%

Total Secondaries		22,749	0.4%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	72,790	1.2%

Total Software		72,790	1.2%

Specialty Finance
Blackstone CLO Management LLC – Series 9 (a)	Various	292,513	4.8%
Other Investment(s) in Affiliated Investee Funds	Americas	186,001	3.0%

Total Specialty Finance		478,514	7.8%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	92,758	1.5%

Total Technology & Services		92,758	1.5%

Total Affiliated Investee Funds (Cost $438,673 Americas, $278,645 Various, $18,823 EMEA)		832,952	13.7%

See notes to consolidated financial statements.

continued…

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments—Continued
(Dollars/Euros in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Fidelity Institutional Treasury Portfolio Money Market Fund	Americas	$60,283	1.0%

Total Money Market Fund (Cost $60,283 Americas)		60,283	1.0%

Cash
Cash Held at Banks	n/a	54,407	0.9%

Total Cash (Cost $54,407)		54,407	0.9%

Total Cash and Cash Equivalents (Cost $114,690)		114,690	1.9%

Derivative Instruments
Foreign Currency Contracts	n/a	47,182	0.8%

Total Derivative Instruments (Cost $-)		47,182	0.8%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost $5,764,095)		$6,324,181	103.7%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a    Not applicable.
EMEA Europe, Middle East and Africa.
APAC  Asia Pacific.
(a)
There were
no
single investments included in this category that exceeded
5
% of net assets of BXPE US Aggregator (CYM) L.P., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. or a Parallel Fund.

(b)
Portfolio Companies are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (i) common equity, (ii) preferred equity, (iii) warrants and (iv) other equity-linked securities.

(c)
Debt includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (i) bank loans, (ii) interests in collateralized loan obligations (“CLOs”) and (iii) direct lending debt investments.

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
BXPE US Aggregator (CYM) L.P. is a Cayman Islands exe
mp
ted limited partnership formed on June 15, 2023. BXPE US Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the limited partnership agreement, as amended and restated (the “Aggregator Partnership Agreement”).
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. and the Feeder are structured as a perpetual-life strategy, with monthly, fully-funded subscriptions and periodic repurchase offers. The Feeder invests all or substantially all of its assets indirectly in BXPE U.S. In turn, BXPE U.S. invests all or substantially all of its assets in the Aggregator. The Aggregator has the same investment objectives as BXPE U.S.
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
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder sold unregistered limited partnership units to third parties and began investing and subsequently invested those proceeds into the Aggregator.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXPE U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Consolidated Statements of Operations. Management believes the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable.
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

•
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

•
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

•
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

BXPE US Aggregator (CYM) L.P.
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

In certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment
M
anager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
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
The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance
and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the consolidated financial statements.
Under the income approach, which is generally the Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk-free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital
ratios of companies deemed comparable to the investee company.
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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in affiliated or unaffiliated investee funds (“Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the Investee Funds as a practical expedient for fair value. The Aggregator may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investee Fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performance of ongoing operational due diligence, review of the Investee Fund’s financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the Aggregator determines, based on its own due diligence and investment monitoring procedures, that NAV does not represent fair value or if the Investee Fund is not an investment company, such as a collateralized loan obligation (“CLO”) vehicle, the Aggregator will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.
Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The
Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments and Derivative Instruments on the Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Consolidated Statements of Operations.
The Aggregator has elected to not offset derivative assets and liabilities in its Consolidated Statements of Assets and Liabilities, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Aggregator, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator’s other disclosures regarding derivative instruments are discussed in Note 4. “Derivative Instruments.”
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds, Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Consolidated Statement of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Consolidated Statements of Assets and Liabilities, see Note 7. “Related Party Transactions.”
Foreign Currency
In the normal course of business, the Aggregator makes investments outside the United States (“U.S.”) through subsidiaries with a
non-U.S.
dollar currency.
Non-U.S.
dollar denominated assets and liabilities of these subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Cumulative translation adjustments arising from the translation of
non-U.S.
dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Consolidated Statements of Operations.
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

BXPE US Aggregator (CYM) L.P.
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
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXPE U.S. and the Feeder accepted third
-
party investors and commenced investment operations, costs associated with the organization of BXPE were expensed. Costs associated with the offering of BXPE U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Consolidated Statements of Assets and Liabilities and amortized over a 12
-
month

period from January 2, 2024. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXPE U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Consolidated Statements of Operations.
Management Fees Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 7. “Related Party Transactions”) for the first six months following the Initial Closing Date. The Investment Manager, at its discretion, did not extend the Management Fee waiver. The waived Management Fees are reported in Management Fees Waived on the Consolidated Statements of Operations.
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
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement are reported in Expense Support on the Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Income Taxes
The
Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. fed
e
ral and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
To the extent investments made by the
non-U.S.
subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Aggregator determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for Taxes on the Consolidated Statements of Operations.
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S., the Feeder, Parallel Funds, BXPE Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Aggregator.
Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board issued amended guidance on the accounting for Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance requires that reporting entities not consider contractual sale restrictions that prohibit the sale of equity securities when measuring fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The Aggregator will adopt the amended guidance for the interim period beginning after December 31, 2024. Upon adoption, the Aggregator does not expect a significant impact on the consolidated financial statements or any measurement impacts, but will update disclosures to comply with the new requirements.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels as of December 31, 2024:

	December 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$54,407	$—	$—	$—	$54,407
Money Market Fund	60,283	—	—	—	60,283

Total Cash and Cash Equivalents	114,690	—	—	—	114,690

Investments
Portfolio Companies	—	2,768	4,028,240	34,885	4,065,893
Derivative Instruments		47,182	—	—	47,182
Debt Investments	—	722,180	541,284	—	1,263,464

Total Investments	—	772,130	4,569,524	34,885	5,376,539
Investments in Affiliated Investee Funds	—	—	248,934	584,018	832,952

	$114,690	$772,130	$4,818,458	$618,903	$6,324,181

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average		Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$3,645,852	Discounted Cash Flows	WACC	9.3% - 31.4%	17.9%		Lower
			Exit Multiple	7.6x - 22x	15.8	x	Higher
	382,388	Transactional Value	n/a
Debt Investments	541,284	Discounted Cash Flows	WACC	8.4% - 15.3%	12.5%		Lower

Total Investments	4,569,524
Investments in Affiliated Investee Funds	203,929	Third-Party Pricing	n/a
	45,005	Discounted Cash Flows	WACC	10.3%	10.3%		Lower

	$4,818,458

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the year ended December
31
,
2024
, the following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Year Ended December 31, 2024
			Affiliated
	Portfolio	Debt	Investee
	Companies	Investments	Funds	Total
Balance, Beginning of Period	$—	$—	$—	$—
Purchases	3,805,347	558,423	225,775	4,589,545
Sales and Proceeds from Investments	(162,158)	(40,490)	—	(202,648)
Change in Gain (Loss) Included in Net Assets	385,051	23,351	23,159	431,561

Balance, End of Period	$4,028,240	$541,284	$248,934	$4,818,458

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$385,051	$23,351	$23,159	$431,561

NAV as a Practical Expedient
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of December
31
,
2024
, a majority of these investments may not be redeemed at or within three
months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment		Fair Value
Financial Services
Other Investment(s) in Portfolio Companies	$		$34,885

		—	34,885

Secondaries
Other Investment(s) in Affiliated Investee Funds		129,000	236,643

		129,000	236,643

Specialty Finance
Blackstone CLO Management LLC – Series 9		—	88,584
Other Investment(s) in Affiliated Investee Funds		40,000	258,791

		40,000	347,375

		$169,000	$618,903

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Summarized Financial Information of Unconsolidated Significant Investments
The following table presents unaudited summarized financial information
f
or certain equity investments of the Aggregator as of December 31, 2024 and the year then ended. Equity investments in-scope
were determined to be significant as defined by guidance from the SEC.

Total
Balance Sheet
Total Assets	$5,072,558
Total Liabilities	3,399,949
Statement of Operations
Total Revenues	1,125,998
Net Realized and Unrealized Gain from Investments	384,734
Net Operating Income	228,247
Net Income	59,552
The Net Income (Loss) in the table above represents the aggregated net income attributable to the controlling interests in each of the significant investments in scope and does not represent the Aggregator’s proportionate share of income in such investees. Summarized financial totals presented are the best available as of the date of this filing and information may not be for the same reporting period as this filing.
4. Derivative Instruments
In the normal course of business, the Aggregator may enter into derivative contracts to achieve certain risk management objectives.
The Aggregator may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its
non-U.S.
dollar denominated investments. These instruments primarily include (a) forward currency contracts and (b) foreign currency swaps. The Aggregator utilizes forward currency contracts and foreign currency swaps, collectively referred to as foreign exchange contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Aggregator.
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

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	December 31, 2024		December 31, 2023
	Assets		Assets
		Fair		Fair
	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts (EUR)	€506,054	$41,880	€—	$—
Foreign Currency Contracts (GBP)	£61,967	5,302	£—	—

		$47,182		$—

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Consolidated Statements of Operations from derivative instruments:

		June 15, 2023
	Year Ended	(Inception) to
	December 31,	December 31,
	2024	2023

Derivative Instrum en ts
Realized Gain (Loss)
Foreign Currency Contracts	$(24,245)	$—

Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	47,182	—

	$22,937	$—

As of December 31, 2024 and December 31, 2023, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Borrowings
A&R Line of Credit
On August 8, 2024, the Aggregator executed a joinder to the amended and restated unsecured, uncommitted line of credit agreement, dated as of November 3, 2023, among Blackstone Holdings Finance Co. L.L.C. (“Finco”) and the borrowers thereunder (as amended, the “A&R Line of Credit”) and became a borrower thereunder. For a discussion of the terms of the A&R Line of Credit, see Note 4. “Line of Credit Agreement” in the “Notes to Financial Statements” of Blackstone Private Equity Strategies Fund L.P. In connection with the Aggregator Credit Agreement (as defined below), on October 3, 2024, the Aggregator was released as a borrower under the A&R Line of Credit.
As of December 31, 2024, the Aggregator had no borrowings or amounts outstanding under the A&R Line of Credit.
Bonavista Credit Facility
On
July 25, 2024, Bonavista Funding Ltd. (“Bonavista”), a consolidated wholly-owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a revolving credit agreement (the “Bonavista Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed $300.0 million, subject to customary conditions. The Bonavista Credit Facility is collateralized by assets of Bonavista. The obligations under the Bonavista Credit Facility have limited recourse, with repayment solely from the assets collateralizing Bonavista. The liabilities of Bonavista do not have recourse to the general credit of the Aggregator. On December 19, 2024, the aggregate commitment was increased to $400.0 million through September 18, 2025, after which date the aggregate commitment will decrease and return to the previous amount of $300.0 million.
The parties to the Bonavista Credit Facility include Bonavista, as borrower, the Aggregator, a third-party administrative agent (in such capacity, the “Bonavista Administrative Agent”), also serving as sole lead arranger and sole book manager, and the other third-party lenders as identified in the Bonavista Credit Facility. The Bonavista Credit Facility matures on July 27, 2026, and may not be extended. Upon an event of default, the Bonavista Administrative Agent may also terminate its commitment.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

premium
or penalty, subject to certain conditions. The Bonavista Credit Facility is subject to a commitment fee that is generally calculated based on two components, the “First Unused Amount” and “Second Unused Amount” (as defined below). The First Unused Amount incurs no commitment fee for the first nine months the Bonavista Credit Facility is outstanding; thereafter, the commitment fee on the First Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 1%. The Second Unused Amount incurs no commitment fee for the first three-month period the Bonavista Credit Facility is outstanding; on and after the three-month anniversary and prior to the nine-month anniversary, the commitment fee on the Second Unused Amount is equal to (a) the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 0.3%; thereafter, the commitment fee on the Second Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 0.3%.
As of December 31, 2024, Bonavista had $129.0 million outstanding under the Bonavista Credit Facility, the entirety of which was repaid on January 2, 2025. The borrowing carrying amount outstanding under the Bonavista Credit Facility as of December 31, 2024 approximates its fair value and this facility would be classified as Level III within the fair value hierarchy. As of December 31, 2024, the effective interest rate on borrowings outstanding was 5.7%.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of

$375.0
million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between
10% and 20%) and maintains a loan to value ratio of not more than 30%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). On October 31, 2024, the aggregate commitment was increased by $
300.0 million to $675.0
million, and on January 7, 2025, the aggregate commitment was increased by
$225.0 million to $900.0 million.

The
parties to the Aggregator Credit Agreement include the Aggregator, as borrower, a third-party administrative agent (in such capacity, the “Aggregator Administrative Agent”), third-party joint lead arrangers (in such capacities, the “Joint Lead Arrangers”) and co-structuring
agents, and certain other lenders and the letter of credit issuers as identified in the Aggregator Credit Agreement. The Aggregator Credit Agreement matures on October 1, 2027, subject to a one-year
extension option requiring approval by the Aggregator Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the
(a) one-month
term SOFR plus a spread of 3.50% per annum, (b) daily simple SOFR plus a spread of 3.50% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of 2.50%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.50% to 0.70% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused fees.

BXPE US Aggregator (CYM) L.P.
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
As of December 31, 2024, the Aggregator had no borrowings or amounts outstanding under the Aggregator Credit Agreement.
6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of December 31, 2024, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined below) and the deduction of expenses.
Aggregator
Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for Class A Units, which is the Aggregator’s prior month-end
Transactional NAV per Aggregator Unit.
The following table presents transactions in the Aggregator’s Units during the year ended December 31, 2024 and for the period from June 15, 2023 (inception) to December 31, 2023:

	Class A
	Units	Total
Units Outstanding as of June 15, 2023 (Inception) and December 31, 2023	—	—

Units Outstanding as of December 31, 2023	—	—
Units Issued	215,314,300	215,314,300
Repurchase of Units	(424,568)	(424,568)

Units Outstanding as of December 31, 2024	214,889,732	214,889,732

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In
accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to offer to repurchase Aggregator Units from limited partners to match any repurchase offers made by BXPE U.S. and any Parallel Fund. Any repurchase of Aggregator Units will be effected by the Aggregator as needed to comply with the repurchase program
of BXPE U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units repurchased by the Aggregator only with the consent of BXPE U.S., including, if applicable, approval by the Board of Directors. During the year ended December 31, 2024, 424,568 Aggregator Units were
repurchased for an aggregate value of $11.9 million.
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
Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation is paid annually, after the end of such first calendar year, and thereafter, the allocation will be paid quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be repurchased at the General Partner’s request and will be subject to certain limitations.
For the year ended December 31, 2024, the Aggregator accrued Performance Participation Allocation of $83.6 million which was paid in cash to the General Partner on February
3
, 2025.

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
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of the Aggregator’s Transactional NAV per year payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE U.S.’s and the Feeder’s
Class S/S-TE
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
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager, at its discretion, did not extend the Management Fee waiver. As of July 1, 2024, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the year ended December 31, 2024, the Aggregator accrued gross Management Fees of $50.2 million, of which $16.9 million was waived by the Investment Manager.
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
-
party service providers will be payable by the Investment Manager out of its Administration Fee such that the Administration Fee should not exceed, in the aggregate, 0.10% of the Aggregator’s Transactional
NAV.
For
the year ended December 31, 2024, the Aggregator accrued Administration Fees of $4.0 million.
Investments in Affiliated Investee Funds
The Aggregator has investments in certain Blackstone-affiliated investment funds (“Investments in Affiliated Investee Funds”). As of December 31, 2024, the Aggregator had Investments in Affiliated Investee Funds of $833.0 million. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
For the year ended December 31, 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s
NAV.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For
the year ended December 31, 2024, the Aggregator accrued Expense Support of $0.2 million that was paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator.
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
Related Party Transactions
BXPE may from time to time enter into transactions with certain affiliates. In addition to the eleven investments purchased on January 2, 2024 for an aggregate purchase price of $305.3 million pursuant to the A&R Warehousing Agreement (as defined in Note 7. “Related Party Transactions — Line of Credit and Warehousing Agreements” in the “Notes to Financial Statements” of Blackstone Private Equity Strategies Fund L.P.), during the year ended December 31, 2024, the Aggregator purchased three investments for an aggregate purchase price of $433.7 million from other entities or vehicles controlled, sponsored, advised and/or managed by Blackstone or its affiliates.
As a small portion of BXPE’s overall investment strategy, the Aggregator participates in investments alongside other vehicles sponsored, advised and/or managed by Blackstone or its affiliates in a programmatic manner through elections to Blackstone’s side-by-side
investment program. As a participant in the program, from time to time, the Aggregator and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates may sell or syndicate portions of an investment to a related party, including co-investment
vehicles managed by Blackstone. Such syndication transactions are generally required for all participants in the program and are typically made within six months of closing and are effected at cost, plus a fee for the time the investment is held by the Aggregator. During the year ended December 31, 2024, the program participant syndicated portions of eight investments for an aggregate sale price of $31.9 million to related parties.
8. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to
Class S/S-TE
and
Class D/D-TE
units, on BXPE’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of December 31, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the amount of $8.3 million of which $5.6 million relates to Organizational Expenses and was expensed as incurred and $2.7 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. For the year ended December 31, 2024, organizational and offering expenses totaled $5.6 million and $2.7 million, respectively, which are reported in Organizational Expenses and Deferred Offering Costs Amortization on the Consolidated Statements of
Operations.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As
of December 31, 2024, the Aggregator had unfunded commitments to existing investments of $568.7 million and the BXPE Fund Program had additional conditional commitments of $1.9 billion to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2024, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2024.
9. Income Taxes
The Aggregator’s Provision for Taxes was $28.8 million for the year ended December 31, 2024 which resulted in an effective tax rate of 5.0%. For the year ended December 31, 2024, the primary driver giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate was that the Aggregator is only taxed on a portion of its income, primarily income that is considered effectively connected to the U.S. on income from the Aggregator Corporations resulting in federal, state and/or local taxes.
To the extent investments made by the Aggregator are engaged in a U.S. trade or business, the Aggregator will generally be subject to a U.S. federal income tax of 21.0% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30.0%
of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes.
The Aggregator’s Net Increase in Net Assets Resulting from Operations Before Provision for Taxes consists of the following:

		June 15, 2023
	Year Ended	(Inception) to
	December 31,	December 31,
	2024	2023
Net Increase in Net Assets Resulting from Operations Before Provision for Taxes
United States	$425,635	$—
Foreign	154,091	—

	$579,726	$—

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator’s Provision for Taxes consists of the following:

		June 15, 2023
	Year Ended	(Inception) to
	December 31,	December 31,
	2024	2023
Current
Federal Income Tax	$1,162	$—
State and Local Income Tax	500	—

	1,662	—

Deferred
Federal Income Tax	23,300	—
State and Local Income Tax	3,821	—

	27,121	—

Provision for Taxes	$28,783	$—

The following table reconciles the Aggregator’s effective income tax rate to the U.S. federal statutory tax rate:

		June 15, 2023
	Year Ended	(Inception) to
	December 31,	December 31,
	2024	2023
Statutory U.S. Federal Income Tax Rate	21.0%	—
Income Not Subject to Income Tax (a)	-16.7%	—
State and Local Income Taxes (b)	0.7%	—

Effective Income Tax Rate	5.0%	—

(a)	Income Not Subject to Income Tax refers to income from the Aggregator that is not effectively connected with the conduct of a U.S. trade or business.
(b)
State and Local Income Taxes refers to taxes imposed by individual states and local governments on income, property and sales. These taxes vary by jurisdiction and can significantly impact a corporation’s overall effective tax rate.

A summary of the significant components of the Aggregator’s deferred tax assets and liabilities is as follows:

	December 31,	December 31,
	2024	2023
Deferred Tax Assets
Federal and State Net Operating Losses	$3,655	$—

Total Deferred Tax Assets Before Valuation Allowance	3,655	—
Valuation Allowance	—	—

Total Deferred Tax Assets	3,655	—

Deferred Tax Liabilities
Unrealized Appreciation on Investments	30,776	—

Total Deferred Tax Liabilities	30,776	—

Deferred Tax Liabilities, Net	$27,121	$—

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator evaluates the realizability of its deferred tax asset on each balance sheet date and adjusts the valuation allowance when it is more-likely-than-not
that all or a portion of the deferred tax asset may not be realized. The Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income. Based on its assessment, the Aggregator has concluded there was no valuation allowance required as of December 31, 2024.
As of
 December 31, 2024, the Aggregator had aggregate federal or state income tax net operating losses (“NOL”). The Aggregator Corporations had federal and state NOLs of $
12.3
 million and $
2.6
 million, respectively. Federal NOLs can be carried forward indefinitely and state NOLs expire based on the jurisdictions in which they were created.
Uncertain Tax Positions
As of December 31, 2024, the Aggregator is not aware of any uncertain tax positions that would require recognition in the Consolidated Financial Statements
.
Corporate Alternative Minimum Tax
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The impact of the IRA excise tax and CAMT are not material (or not appli
c
able) to the Aggregator’s consolidated financial statements for the year ended December 31, 2024.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities. As 2024 is the initial tax year, it will be subject to examinations upon filing its 2024 tax returns.
10. Financial Highlights
The following financial highlights for the year ended December 31, 2024 are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class A Units were outstanding during the year ended December 31, 2023. No Class B Units have been issued by the Aggregator since inception.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Year Ended
December 31, 2024 (a)
Class A
Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Income	0.18
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	3.20

Net Increase in Net Assets	3.38

Net Asset Value, End of Period	$28.38

Units Outstanding, End of Period	214,889,732
Total Return Based on Net Asset Value (b)	13.53%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	2.07%
Expenses and Management Fees Waivers (c)	-0.44%
Accrued Performance Participation Allocation	2.12%

Total Expenses	3.76%

Net Investment Loss	-0.21%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the initial Net Asset Value per Aggregator Unit of $25.00. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Deferred Financing Cost Amortization, Administration Fees and Other.
11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through March 14, 2
02
5, which is the date that these consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairperson and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
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
under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairperson and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of management, including the Chairperson and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, which may be, or may have been at the time considered to be, our affiliate.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to the Sponsor in accordance with the provisions of the BXPE U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Repurchase Program, and any material modification to (1) the valuation policy adopted for BXPE, (2) the Repurchase Program and (3) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by the Fund’s independent valuation advisor. The Board currently consists of seven members, four of whom are Independent Directors and the General Partner may appoint additional directors to the Board from time to time. Our General Partner elects the executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers
Information regarding the Board of Directors and executive officers are set forth below as of March 14, 2025:

Name	Age	Position	Position Held Since
Christopher J. James	49	Chairperson, Chairperson of the Board	2022
Viral Patel	45	Chief Executive Officer	2024
Thomas M. Morrison	59	President	2022
Matthew J. Bucci (a)	42	Chief Operating Officer	2025
Eric Liaw	44	Chief Investment Officer	2023
Christopher Striano	49	Chief Financial Officer	2022
David Blitzer	55	Director	2022
Joan Solotar	60	Director	2022
Raymond J. Beier	68	Independent Director	2022
Grace Vandecruze	61	Independent Director	2022
John D. Hershey	63	Independent Director	2024
Susan Roth Katzke	60	Independent Director	2024

(a)	Effective as of January 1, 2025, Matthew J. Bucci succeeded Susanne Gilani (Desch) as Chief Operating Officer.
Each director and executive officer hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.
Biographical Information
Directors
BXPE U.S.’s directors have been divided into two
groups—“Non-Independent
Directors” and “Independent Directors.”
The status of an Independent Director under the BXPE U.S. Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Fund Manual or other standards determined by the General Partner.

Non-Independent
Directors
Christopher J. James
has served as the Chairperson of BXPE since November 2022 and a member of the Board of Directors since May 2022. He is also the Global Head of Blackstone’s Tactical Opportunities group (“Tac Opps”). Mr. James also is a member of the Investment Committees for BXPE, the Tac Opps and Blackstone Growth funds. Prior to launching Tac Opps in 2012, Mr. James had been involved in the execution of Blackstone strategic initiatives and investments across a variety of asset classes including the firm’s initial public offering and the firm’s investments in GSO, Pátria Investimentos and Strategic Partners. He has served on the boards of various Blackstone portfolio companies. He currently serves on the Board of Trustees of Prep for Prep and Riverdale Country School. He has served on the boards of various Blackstone portfolio companies. Mr. James received a B.S. from Duke University and a J.D. from Harvard Law School. Mr. James is a valuable member of the Board of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Tac Opps and Blackstone’s private equity strategies.
David Blitzer
has served as a member of the Board of Directors since May 2022. Mr. Blitzer is also a Senior Managing Director at Blackstone, the Chairman of Blackstone’s Tactical Opportunities group (“Tac Opps”) and a member of the firm’s Management Committee. He is also a member of the Tac Opps and BXPE Investment Committees. Tac Opps is Blackstone’s opportunistic investment business which invests globally across asset classes and industries and seeks to identify and execute on attractive, differentiated investment opportunities. Prior to launching Tac Opps, Mr. Blitzer had been involved in the execution of Blackstone investments across a variety of asset classes, including establishing and leading Blackstone’s European private equity business. He joined the firm in 1991. Mr. Blitzer currently serves on the Boards of Dream, a youth development organization servicing over 2,200 inner city children, and the Riverdale Country School, the Advisory Board of the Mount Sinai Surgical Department, the Board of Overseers at the Wharton School and the Board of Trustees at the University of Pennsylvania. Mr. Blitzer is based in New York and graduated magna cum laude from the Wharton School of the University of Pennsylvania. Mr. Blitzer is a valuable member of the Board of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Tac Opps and Blackstone’s private equity strategies.
Joan Solotar
has served as a member of the Board of Directors since May 2022. She is also a member of the BXPE Investment Committee. Ms. Solotar is the Global Head of Blackstone’s Private Wealth Solutions business, which brings institutional quality investment products across a broad spectrum of alternative asset classes to high net worth clients and their advisors. She serves on Blackstone’s Management Committee and Operating Committee, as well as on the board of directors of First Eagle Investment Management. Additionally, Ms. Solotar serves as a member of the board of directors of Blackstone Infrastructure Strategies L.P. and is a member of the Blackstone Infrastructure Strategies L.P. investment committee. Before joining Blackstone in 2007, Ms. Solotar was Head of Equity Research at Bank of America Securities and a highly ranked Institutional Investor All Star financial services analyst at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Solotar is a member of the Board of Trustees of Mount Sinai Health System, Inc, and of the Board of Trustees of East Harlem Tutorial Program and East Harlem Scholars Academies. She wrote a Harvard Business Review article entitled, “Truths for our Daughters,” and coauthored, “Truths from My Daughter.” Ms. Solotar received a B.S. in Management Information Systems from the State University of New York at Albany and an M.B.A. in Finance from New York University. Ms. Solotar is a valuable member of the Board of Directors due to her extensive experience in capital markets, delivering a broad array of Blackstone funds to individual investors, and her leadership as global head of Blackstone’s Private Wealth Solutions group.

Independent Directors
Raymond J. Beier
has served as a member of the Board of Directors and Audit Committee Chair since July 2022. Mr. Beier also serves as a director and audit committee chair of Blackstone Real Estate Income Trust, Inc. Before then, he was a partner in the financial services practice at PricewaterhouseCoopers LLP, having been with the firm from 1993 to 2016. Mr. Beier has extensive experience in financial reporting matters relating to mergers, acquisitions and corporate finance transactions. Mr. Beier served in a variety of roles at PricewaterhouseCoopers LLP, including as a member of the National Office leadership team responsible for its strategic policy and analysis group and as a senior partner in the transaction services group. Mr. Beier also served on various PricewaterhouseCoopers committees, including the Global Private Equity Committee and the Extended Leadership Committee. Mr. Beier received a B.S. in Accounting, summa cum laude, from the University of Minnesota—Duluth and an M.B.A. from the University of Minnesota—Carlson School of Management. Mr. Beier is a valuable member of the Board of Directors because of his extensive experience with accounting and financial reporting matters, especially relating to mergers, acquisitions and corporate finance transactions.
Grace Vandecruze
has served as a member of the Board of Directors since November 2022. Ms. Vandecruze also serves as a member of the board of directors and audit committee chair of Blackstone Infrastructure Strategies L.P. Ms. Vandecruze has served as the Managing Director of Grace Global Capital LLC since 2006 and the Chief Financial Officer of ShoulderUp Technology Acquisition Corp since 2021. She also serves on the board of directors of Link Logistics Real Estate, Resolution Holdings, The Doctors Company and the PIMCO
closed-end
fund complex. Ms. Vandecruze also serves on the Wharton Graduate Executive Board. Ms. Vandecruze has extensive experience in investment banking and financial advisory matters relating to mergers, acquisitions and corporate finance transactions. She began her career as an auditor in public accounting at Ernst & Young and Grant Thornton. She also wrote the book “Homeless to Millionaire – 6 Keys to UPLIFT your Financial Abundance.” Ms. Vandecruze received a B.B.A. in Accounting from the Pace University and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Vandecruze is also a Certified Public Accountant and an active member of the American Institute of Certified Public Accountants. Ms. Vandecruze is a valuable member of the Board of Directors because of her extensive investment banking and financial experience, especially relating to mergers, acquisitions and corporate finance transactions, and her history advising public, private and private equity-backed companies.
John D. Hershey
has served as a member of the Board of Directors since January 2024. Mr. Hershey also serves as a member of the board of directors of Blackstone Infrastructure Strategies L.P. From 2008 to 2023, Mr. Hershey worked at the Oregon State Treasury, most recently as Director of Investments, where he helped manage investment portfolios across all asset classes. Prior to that role, Mr. Hershey was the Director of Alternative Investments, with overall responsibility for private equity, real estate, real assets, hedge fund, private credit, and opportunity portfolios. Previously, Mr. Hershey was a managing director at an early stage venture firm and a managing director at Banc of America Securities. Mr. Hershey received a B.A. in Economics from the University of California, Davis and an M.B.A. from the University of Chicago. He served from 2018-2023 as a board member of the Institutional Limited Partners Association (ILPA), and Vice Chair from 2020-2022. He currently is a member of the board of trustees of the Oregon Health & Science University Foundation and is a member of the board of directors and certain affiliates of Talcott Financial Group Investments. Mr. Hershey is a valuable member of the Board of Directors because of his extensive experience in investment management and alternative investments, including private equity.
Susan Roth Katzke
has served as a member of the Board of Directors since June 2024. From June 2014 until December 2023, Ms. Katzke served as a Managing Director of Credit Suisse, where she was responsible for equity research coverage of the U.S. large cap banks and leadership of the bank research team globally. Ms. Katzke received numerous honors for equity research coverage during her 30+ year Wall Street career; she continues to be a frequent presenter and advisor to senior management teams, corporate boards and financial services industry groups. Ms. Katzke also serves on the board of trustees of The Masters School, has served on various non-profit
boards, and has served as a career coach for Harvard Business School M.B.A. candidates. In 2012, Ms. Katzke was appointed by the U.S. Department of the Treasury to serve on the board of directors of Intervest Bancshares Corporation, a role she held until the bank’s sale to Bank of the Ozarks, in 2015. Ms. Katzke received a B.S. in Economics, with honors, from The Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School. Ms. Katzke is a valuable member of the Board of Directors because of her extensive experience in the financial services industry, including banking, public equity markets and corporate transactions.

Executive Officers
For information concerning the background of Mr. James see
“—Non-Independent
Directors” above.
Viral Patel
has served as the Chief Executive Officer of BXPE since April 2024. Mr. Patel is also a member of the Investment Committees for BXPE, Blackstone Growth and participates on the Investment Committee of technology focused deals in Private Credit. Mr. Patel has been with Blackstone since 2005 and he was involved in the launch of Blackstone Tactical Opportunities, as well as incubating and building other Blackstone businesses. Mr. Patel was also the Global Head of Technology Investing for Blackstone Credit. Before joining Blackstone, Mr. Patel was a member of the Credit Suisse Structured Products business. He has served on the boards of various Blackstone portfolio companies. Mr. Patel graduated magna cum laude from Cornell University with a B.S. in Operations Research and Industrial Engineering.
Thomas M. Morrison
has served as the President of BXPE since May 2022. He is also a Senior Managing Director of Blackstone. Mr. Morrison joined Blackstone in 2011 to lead the firm’s Equity Capital Markets activities across all investment businesses globally. In 2020, he joined the firm’s Private Wealth Solutions group to focus on senior relationships with private wealth investment firms and strategic initiatives focused on expanding access with new products, geographies, model portfolios, co-investments
and capital markets. He is an Advisory Council Member for the Chartered Alternative Investment Analyst (CAIA) Association, Advisory Board Member for the Kellogg Finance Network and
Co-Chairman
of the Friends of Harvard Basketball. Mr. Morrison received a B.A. from Harvard College, majoring in Economics. He also received an M.B.A. from the Kellogg Graduate School of Management, with majors in Management, Finance and Marketing. Mr. Morrison also studied at the University of London, University College.
Matthew J. Bucci
has served as the Chief Operating Officer of BXPE since January 2025. He is also a Senior Managing Director at Blackstone, based in New York. In his role as Chief Operating Officer of BXPE, he oversees strategy, operations and administration for the business. Previously, he served as Chief Operating Officer for Global Corporate Affairs, supporting Public Affairs, Marketing and Sustainability functions across Blackstone. Before joining Blackstone in 2022, Mr. Bucci served as senior advisor for the U.S. Department of Commerce, where he provided strategic guidance on significant initiatives. Previously, Mr. Bucci held several leadership roles on Capitol Hill as well as in state government. He also served as Vice President for Strategic Growth at AECOM, a leading global infrastructure consulting firm, driving key business development and operational efforts. Mr. Bucci graduated from Quinnipiac University.
Eric Liaw
has served as the Chief Investment Officer of BXPE since October 2023. Mr. Liaw previously served as the Head of Portfolio Management of BXPE from November 2022 to October 2023. He also is a Senior Managing Director, the Treasurer and Head of Corporate Development for Blackstone. Mr. Liaw leads Blackstone Global Treasury, which oversees the firm’s balance sheet, risk management activities, and treasury operations. Mr. Liaw also leads strategic mergers and acquisitions, new business initiatives, and special projects in support of Blackstone. Mr. Liaw is also a member of the firm’s Capital Markets, Enterprise Risk, Liquid Asset Investments, and Valuation Committees. Prior to his current role, Mr. Liaw was a Senior Managing Director in Blackstone’s private equity business, focused on investments in the energy sector. Prior to joining Blackstone in 2014, Mr. Liaw was a Principal at TPG Capital where he evaluated and executed investment opportunities in a wide range of industries. Prior to TPG, Mr. Liaw was an associate at Bain Capital, where he focused on private equity investments in a wide range of industries. Mr. Liaw received his B.A., with highest honors, and B.B.A., with highest honors, from the University of Texas at Austin and received his M.B.A., with distinction, from Harvard Business School.

Christopher Striano
has served as the Chief Financial Officer of BXPE since July 2022. Mr. Striano also serves as the Chief Financial Officer of Blackstone Infrastructure Strategies L.P. and as a Senior Managing Director and the Chief Operating Officer of Global Finance at Blackstone. Mr. Striano provides supervisory oversight to the day-to-day
administration of Finance and is responsible for Portfolio Management, Investment & Corporate Operations, Global Fund Finance, Enterprise Operations, and Global Corporate Services groups. Previously he served as Blackstone’s Chief Accounting Officer also responsible for the firm’s accounting policy and SEC Reporting. Prior to that, Mr. Striano served as Head of the firm’s Financial Planning and Analysis group, where his responsibilities included the firm’s global forecast process, business unit and firm-wide strategic planning, managing ratings agency relationships, new business initiatives and various special projects. Mr. Striano received a B.S. in Accounting with a minor in Finance from St. John’s University and serves as a trustee at Bayshore Hackensack Meridian Hospital in New Jersey.
Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board. BXPE U.S. entered into the Investment Management Agreement pursuant to which the Investment Manager, an affiliate of the General Partner, manages the Fund on a day-to-day
basis. The Board is currently composed of seven members, four of whom are Independent Directors. As described below, the Board has established an Audit Committee, and the General Partner may establish ad hoc committees or working groups from time to time, to assist the Board and the Sponsor in fulfilling their oversight responsibilities.
Committees
The Board of Directors has an Audit Committee and the General Partner may form additional committees in the future.
Audit Committee
The Audit Committee is currently composed of Mr. Beier, Ms. Vandecruze, Mr. Hershey and Ms. Katzke, each of whom is an Independent Director. Mr. Beier serves as Chair of the Audit Committee. The Board determined that Mr. Beier is an “audit committee financial expert” as that term is defined under Item 407 of Regulation
S-K,
as promulgated under the Exchange Act.
The General Partner may appoint additional directors to the Board and the Audit Committee from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors.
In accordance with its written charter, adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(d) pre-approves
all audit and
non-audit
services provided to us and certain other persons by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board.

Investment Committee
All Investments in which BXPE participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXPE Investment Committee or by a subset thereof. The BXPE Investment Committee also approves elections to Blackstone’s side-by-side
program whereby BXPE participates in a programmatic manner in Investments alongside Other Blackstone Accounts, investment allocation determinations to other strategies and Primary Commitments prior to BXPE’s participation. Central to BXPE’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXPE Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.
The BXPE Investment Committee process emphasizes a consensus-based approach to decision-making among the members and is the same process that Blackstone has adopted since inception. In addition, BXPE benefits from the breadth of the entire PE Platform, including the various investment, asset management, portfolio operations, finance, investor relations, and legal and compliance professionals located around the globe. These resources provide valuable real-time, proprietary market data that enable BXPE to identify and act on market conditions and trends more rapidly than competitors and target specific themes with conviction.
The BXPE Investment Committee is composed of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray, Lionel Assant, Joseph P. Baratta, David Blitzer, Martin Brand, Michael Chae, Christopher J. James, Eric Liaw, Prakash Melwani, Viral Patel, Vikrant Sawhney and Joan Solotar.
For information concerning the background of Messrs. Blitzer, James, Liaw and Patel and Ms. Solotar, see “—Biographical Information — Directors — Executive Officers” and
“—Non-Independent
Directors” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below:
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and has been a member of Blackstone’s board of directors since February 2012. He sits on the firm’s Management Committee and nearly all of its investment committees. Mr. Gray was appointed to his current role in 2018. Mr. Gray previously served as Global Head of Real Estate, helping build that business into the largest commercial real estate platform in the world. He joined Blackstone in 1992 in the M&A and Private Equity areas. Mr. Gray has served as chairman of the board of directors of Hilton Worldwide Holdings Inc. since 2007 and is also on the board of directors of XRG. He previously served on the board of directors of Corebridge Financial. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine in 2012 focused on the prevention and treatment of BRCA-related cancers. They have also established numerous programs for low-income
children in New York, including creating NYC Kids RISE, college savings initiative provided to every NYC public school kindergartner. The Grays have been named to The Chronicle of Philanthropy’s list of the largest donors in the U.S. Mr. Gray received a B.S. in Economics from the Wharton School, as well as a B.A. in English from the College of Arts and Sciences at the University of Pennsylvania.
Lionel Assant
is the Global
Co-Chief
Investment Officer of Blackstone. As
Co-CIO,
he works in conjunction with business unit CIOs and Group Heads to provide additional firm-level investment oversight across Blackstone’s Private Equity (PE) complex, including Corporate PE, Infrastructure, Tactical Opportunities, Growth, and Life Sciences. Mr. Assant also serves as Blackstone’s European Head of Private Equity. He joined Blackstone in 2003 and has run the European PE business since 2012. Mr. Assant currently serves as a Director of Clarion Events, CIRSA, BME (formerly CRH Building Materials Distribution), Bourne Leisure, VFS and Adevinta. He previously served on the boards of Gerresheimer, Klockner Pentaplast, Mivisa, United Biscuits, Alliance Automotive Group, Tangerine, Intertrust, Armacell, Cerdia, Schenck Process and the National Exhibition Centre. Before joining Blackstone, Mr. Assant was an Executive Director at Goldman Sachs in the Mergers & Acquisitions, Asset Management and Private Equity divisions. Mr. Assant graduated from the Ecole Polytechnique with a Master’s in Economics. He is also involved with Impetus, a charitable foundation which provides resources to improve the lives of children and young people living in poverty.

Joseph P. Baratta
is Global Head of Private Equity Strategies at Blackstone and a member of Blackstone’s board of directors. Mr. Baratta joined Blackstone’s board of directors in March 2020 and has served as Blackstone’s Global Head of Private Equity since July 2012. He also sits on the firm’s Management Committee. Mr. Baratta joined Blackstone in 1998, and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the boards of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of First Eagle Investment Management, Refinitiv, SESAC, Ancestry, Candle Media and Merlin Entertainments Group. He is a trustee of the Tate Foundation and serves on the board of Year Up, an organization focused on youth employment. Mr. Baratta graduated magna cum laude from Georgetown University.
Martin Brand
is Blackstone’s Head of North America Private Equity and Global
Co-Head
of Technology Investing. He also serves as a member of several of Blackstone’s investment committees. Mr. Brand was involved in Blackstone’s investments in Sphera, Ellucian, Renaissance Learning, Simpli.Fi, Refinitiv, Bumble, IntraFi, Paysafe, Vungle, Ultimate Software, Liftoff, Blue Yonder, Optiv, Kronos, Ipreo, Knight Capital Group, Lendmark, Exeter Finance, Viva, NCR, First Eagle, BankUnited, PBF Energy, Performance Food Group, Travelport, New Skies, Cine UK, NHP, Kabel BW, Kabelnetz NRW, Primacom, and Sulo. Before joining Blackstone, Mr. Brand worked as a derivatives trader with Goldman Sachs in New York and Tokyo, and with McKinsey & Company in London. Mr. Brand received a BA/MA in Mathematics and Computation, First Class Honors, from Oxford University and an MBA from the Harvard Business School. He is a director of London Stock Exchange Group, UKG Software, Liftoff Mobile, and First Eagle. He is a Trustee of the American Academy Berlin.
Michael S. Chae
is Blackstone’s Vice Chairman and Chief Financial Officer and a member of the firm’s Management Committee and investment committees across most of the firm’s businesses. Mr. Chae has served as Blackstone’s Vice Chairman and Chief Financial Officer since January 2025 and August 2015, respectively. He chairs Blackstone’s firmwide valuation and enterprise risk committees. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia/Pacific, and as a senior partner in the U.S. private equity business, where he led numerous investments and served on the boards of many private and publicly traded portfolio companies. Before joining Blackstone, Mr. Chae worked at The Carlyle Group and Dillon, Read & Co. Mr. Chae received an A.B. from Harvard College, an MPhil. in International Relations from Cambridge University and a J.D. from Yale Law School. Mr. Chae serves on the boards of the Harvard Management Company, the Robin Hood Foundation, the Asia Society and St. Bernard’s School. He previously served as the President of the board of trustees of the Lawrenceville School where he remains a trustee emeritus. He is a member of the Council on Foreign Relations and founded the Chae Initiative in Private Sector Leadership at Yale Law School.
Prakash A. Melwani
is the Global Chief Investment Officer of the Private Equity Group and is also the Executive Chairman of the firm’s Private Equity business in Asia. Since joining Blackstone in 2003, Mr. Melwani has led a number of the firm’s investments including Texas Genco, Ariel Re, Pinnacle Foods, Performance Food Group, Crocs and Ascend Learning. He serves as Chairman of Ascend Learning. Mr. Melwani received a First Class Honors degree in Economics from Cambridge University, England, and an M.B.A. with High Distinction from the Harvard Business School, where he graduated as a Baker Scholar and a Loeb Rhodes Fellow. Mr. Melwani serves on the Board of Dean’s Advisors at Harvard Business School, the President’s Council on International Activities at Yale University, and the Board of Cambridge in America. He has been elected an Honorary Fellow at Sidney Sussex College, Cambridge University and has been appointed an Executive Fellow at Harvard Business School. He sits on the Board of the International Rescue Committee and is also a member of the Council on Foreign Relations.

Vikrant Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions and a member of the firm’s Management Committee. Mr. Sawhney has served as Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Services since September 2019. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the chair of the board of directors of Dream, an east Harlem-based educational and social services organization, and a Trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees (if any). The Code of Business Conduct and Ethics is available on our website at https://www.bxpe.com/ under “Governance Documents.” We intend to disclose any waiver of the Code of Business Conduct and Ethics, as legally required, on our website.
Insider Trading Policy
Our insider trading policy establishes procedures
for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of the Fund, if any, the General Partner and the Investment Manager) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons, other than those who are unaffiliated with the General Partner, Investment Manager or Blackstone, are prohibited from trading any securities of BXPE without receiving pre-clearance
from the Legal and Compliance Group. The insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.
Delinquent Section 16(a) Reports
Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2024 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for a late Form 4 filing for Susan Roth Katzke, an Independent Director, in respect of a purchase of Class I
Units.

Item 11.	Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Manager, the General Partner or their affiliates, pursuant to the terms of the Investment Management Agreement and the BXPE U.S. Partnership Agreement, as applicable. Our day-to-day
investment operations are managed by the Sponsor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Investment Manager or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the General Partner, the Investment Manager and/or their affiliates for Fund Expenses incurred on our behalf, which can include, but are not limited to, the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXPE;

provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and
Non-Independent
Directors, through their financial interests in the Sponsor, are entitled to a portion of the profits earned by the Sponsor, which includes any fees, including compensation discussed herein, payable to the Sponsor under the terms of the Investment Management Agreement and the BXPE U.S. Partnership Agreement, as applicable, less expenses incurred by the Sponsor in performing its services under the Investment Management Agreement and the BXPE U.S. Partnership Agreement, as applicable. See “Part I. Item 1. Business — Investment Management Agreement” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Compensation of Directors
No compensation is paid to our directors who are not Independent Directors. We pay each Independent Director: (a) $100,000 per year (prorated for any partial-year) and (b) an additional fee of $10,000 per year for the Chair of the Audit Committee, with 75% of the total compensation under (a) and (b) payable in cash and the remaining 25% of the total compensation under (a) and (b) payable in restricted Units of BXPE U.S. that vest one year from the date of grant. However, each Independent Director may elect to increase up to 100% the portion of total compensation paid in restricted Units of BXPE U.S. We are also authorized to pay the reasonable out-of-pocket
expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
The following table sets forth the compensation earned or paid by us to our directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Unit Awards (a)	Total
Christopher J. James	$—	$—	$—
David Blitzer	$—	$—	$—
Joan Solotar	$—	$—	$—
Raymond J. Beier	$27,500	$82,500	$110,000
Grace Vandecruze	$25,000	$75,000	$100,000
John D. Hershey	$25,000	$75,000	$100,000
Susan Roth Katzke	$—	$50,000	$50,000

(a)
Represents the aggregate grant date fair value of awards of restricted Class I Units calculated under the FASB’s ASC Topic 718,
Compensation — Stock Compensation
. The number of restricted Class I Units awarded to each of our independent directors was determined by dividing the total unit award dollar amount by the then-current NAV at the date of grant. On November 12, 2024, grants of restricted Class I Units were made to each of Messrs. Beier and Hershey and Mses. Vandecruze and Katzke, using the NAV transaction price as of October 31, 2024, which was determined on November 27, 2024, and resulted in grant amounts of 2,989 restricted Class I Units, 2,718 restricted Class I Units, 2,718 restricted Class I Units and 1,812 restricted Class I Units, respectively. Such restricted Class I Units shall vest one year following the date of grant on November 12, 2025. Additionally, on January 2, 2024, each of Mr. Beier and Ms. Vandecruze received grants of restricted Class I Units, in the amounts of 3,841 restricted Class I Units and 3,500 restricted Class I Units, respectively, based on a transaction price on such date; such restricted Class I Units were granted in respect of service for the years ended December 31, 2022 and 2023 and vested in full on January 2, 2025.

Compensation Committee Interlocks and Insider Participation
There is currently no compensation committee of the Board of Directors and the Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to the executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2025, the following table sets out certain ownership information with respect to the Class I Units, including vested and unvested Class I Units, for each of the directors and executive officers and all directors and executive officers as a group. None of the Unit Classes have voting power. The directors and executive officers only hold Class I Units. The address for our directors and executive officers is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.

	Class I
	Partnership Units
	Beneficially Owned
Name of Beneficial Owner	Number	% of Class
Directors and Executive Officers
Christopher J. James	10,000	*
Viral Patel	38,906	*
Thomas M. Morrison	39,180	*
Matthew J. Bucci (a)	—	—
Eric Liaw	8,000	*
Christopher Striano	2,000	*
David Blitzer	—	—
Joan Solotar	200,000	*
Raymond J. Beier	6,830	*
Grace Vandecruze	6,218	*
John D. Hershey	2,718	*
Susan Roth Katzke	10,870	*
All current executive officers and directors as a group (12 persons)	324,722	*

*	Less than one percent
(a)	Effective as of January 1, 2025, Matthew J. Bucci succeeded Susanne Gilani (Desch) as Chief Operating Officer.
Securities Authorized for Issuance Under Equity Compensation Plans
We do not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “— Item 11. Executive Compensation — Compensation of Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement; BXPE U.S. Partnership Agreement
BXPE U.S. entered into the Investment Management Agreement with the Investment Manager pursuant to which we pay management fees, administration fees and reimburse certain fund expenses. BXPE U.S. also entered into the Amended and Restated Partnership Agreement, pursuant to which the General Partner is entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement and the BXPE U.S. Partnership Agreement, we reimburse the Investment Manager and General Partner for certain expenses as they occur. See “Part I. Item 1. Business — Investment Management Agreement” and
“—BXPE U.S. Partnership Agreement.”

Warehousing Agreement; Line of Credit Agreement
BXPE U.S., BXPE Lux and the Investment Manager on behalf of BXPE U.S. and BXPE Lux entered into the A&R Warehousing Agreement with Finco in connection with the launch and ramp of BXPE U.S. and BXPE Lux. The A&R Warehousing Agreement expired on November 2, 2024, and was not renewed. BXPE U.S. and BXPE Lux have also entered into an amended and restated unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Finco. For additional information, see Note 4. “Line of Credit Agreement” in the “Notes to Financial Statements” of Blackstone Private Equity Strategies Fund L.P. in “Part II. Item 8. Financial Statements and Supplementary Data.”
Related Party Transactions
In July 2024, we closed on the acquisition of a minority equity stake in a founder-led
luxury restaurant and hospitality brand from a portfolio company of Other Blackstone Accounts, alongside a third-party investor for a purchase price of $88.5 million. The investment was made as part of a marketed sale process and we participated on the same terms as a third-party investor.
In July 2024, we, along with Other Blackstone Accounts, acquired a
UK-listed
company invested in music catalogues and royalties as part of a take-private transaction and subsequently consolidated the company with its investment manager and another music catalogues platform, each of which are also portfolio companies of an Other Blackstone Account. As part of the consolidation, the interests received from the take-private acquisition were contributed to the new consolidated entity at cost and we indirectly acquired proportional interests in the company’s investment manager and a music catalogues platform to maintain the same proportionate ownership of the new consolidated entity as the take-private acquisition. Following the close of the consolidation, we own an aggregate equity stake of $262.4 million of the new consolidated company.
In December 2024, we closed on the acquisition of convertible preferred equity interests of an audio/video services and event production company, a portfolio company of Other Blackstone Accounts alongside a third-party investor and Other Blackstone Accounts for a purchase price of $82.8 million. The terms of the investment were negotiated by the third-party investor as part of a broad minority equity raise process and we participated on the same terms as the third-party investor and Other Blackstone Accounts.
As a small portion of BXPE’s overall investment strategy, the Aggregator participates in investments alongside Other Blackstone Accounts in a programmatic manner through elections to Blackstone’s side-by-side
investment program. As a participant in the program, from time to time, the Aggregator and Other Blackstone Accounts may sell or syndicate portions of an investment to a related party, including co-investment
vehicles managed by Blackstone. Such syndication transactions are generally required for all participants in the program and are typically made within six months of closing and are effected at cost, plus a fee for the time the investment is held by the Aggregator. During the year ended December 31, 2024, the program participant syndicated portions of eight investments for an aggregate sale price of $31.9 million to related parties.
From time to time, Blackstone Capital Markets (“BXCM”), a subsidiary of Blackstone, provides certain transaction-related capital markets services, including debt syndication, equity underwriting, debt and equity placement and refinancing services, in connection with BXPE’s investment activity. For the year ended December 31, 2024, BXCM received $65.7 million in transaction fees for services provided in connection with acquisitions closed where BXPE participated. The arrangement was on terms equivalent to those of unaffiliated parties.

Statement of Policy Regarding Transactions with Related Persons
The Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. The Board of Directors has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any “related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (a) requires Independent Director approval pursuant to the BXPE U.S. Partnership Agreement and the governance guidelines, (b) would be required to be disclosed by us under Item 404(a) of Regulation
S-K
in which we were or are to be a participant, (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation
S-K)
had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of the Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of the Board of Directors. The Independent Directors fulfill the obligations under this policy.
In reviewing a related person transaction or proposed related person transaction, the Independent Directors shall consider all relevant facts and circumstances, including without limitation: (a) the relationship of the related person to the Fund, (b) the nature and extent of the related person’s interest in the transaction, (c) the material terms of the transaction, (d) the business purpose of the transaction, (e) the importance and fairness of the transaction for both us and the related person, (f) whether the transaction would likely impair the judgment of a director or executive officer to act in our best interest, (g) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related
persons, if any, and (h) any other matters that management or the Independent Directors deem appropriate.
In addition, the Related Person Transaction Policy provides that the Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director
or director nominee, consider whether such transaction would compromise the director or director nominee’s status as an “independent” or
“non-employee”
director, as applicable, under the BXPE U.S. Partnership Agreement, governance guidelines and the Code of Business Conduct and Ethics.
Certain Business Relationships
Certain of the current directors and officers are directors, officers or employees of the Investment Manager or its affiliates.
We are subject to conflicts of interest arising out of our relationship with Blackstone, including the General Partner, the Investment Manager and their affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of the BXPE U.S. Partnership Agreement, the terms and conditions of the Investment Management Agreement or the policies and procedures adopted by the General Partner, the Investment Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the Blackstone personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us. Certain transactions between us and Blackstone or its affiliates are subject to approval by the Independent Directors. Some examples of conflicts of interest that may arise by virtue of our relationship with Blackstone include transactions with Other Blackstone Accounts and other affiliates, allocation of investment opportunities, investments in different levels or classes of an issuer’s securities-related financing counterparties, broken deal expenses and affiliated service providers.
See “Part I. Item 1A. Risk Factors — Potential Conflicts of Interest” including “—Buying and Selling Investments or Assets from Certain Related Parties,” “—Other Blackstone Accounts; Allocation of Investment Opportunities,” “—Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally,” “—Related Financing Counterparties,” “—Broken Deal Expenses,” and
“—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers,” and
“—Blackstone-Affiliated Service Providers” for more information.

Promoters and Certain Control Persons
The Sponsor may be deemed a promoter of the Fund. BXPE U.S. entered into the Investment Management Agreement with the Investment Manager and the BXPE U.S. Partnership Agreement with the General Partner. The Investment Manager, for its investment management and its administrative services to us, is entitled to receive Management Fees and the Administration Fee, respectively, in addition to the reimbursement of certain expenses. The General Partner is also entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement and the BXPE U.S. Partnership Agreement, to the extent permitted by applicable law, we will indemnify the Investment Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”
Director Independence
See “—Item 10. Directors, Executive Officers and Corporate Governance” for information on BXPE’s Independent Directors and the definition of “independent.”

Item 14.	Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates:

	Year Ended December 31, 2024
	Blackstone Private Equity Strategies Fund L.P.	BXPE US Aggregator (CYM) L.P.	Total
Audit Fees (a)	$400,000	$719,280	$1,119,280
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	16,666	—	16,666

	$416,666	$719,280	$1,135,946

	Year Ended December 31, 2023
	Blackstone Private Equity Strategies Fund L.P.	BXPE US Aggregator (CYM) L.P.	Total
Audit Fees (a)	$40,000	$—	$40,000
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—

	$40,000	$—	$40,000

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

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of BXPE Fund L.P. (incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 23, 2022).

3.2
Certificate of Amendment to Certificate of Limited Partnership Agreement of BXPE Fund L.P. (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form 10 filed with the SEC on May 23, 2022).

3.3
Blackstone Private Equity Strategies Fund L.P. Second Amended and Restated Limited Partnership Agreement, dated as of March 12, 2024 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024).

4.1
Description of registrant’s Securities (incorporated herein by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024).

10.1
Amended and Restated Uncommitted Unsecured Line of Credit, dated as of November 3, 2023, between Blackstone Holdings Finance Co. L.L.C., Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund SICAV — BXPE Feeder SICAV — I (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 9, 2023).

10.2
Dealer Manager Agreement, dated as of September 29, 2023, between Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. and Blackstone Securities Partners L.P. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 9, 2023).

10.3
Form of Selected Dealer Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 9, 2023).

10.4
Investment Management Agreement, dated as of January 2, 2024, between Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Investments Advisors L.L.C. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2024).

10.5
Credit Agreement, dated as of October 3, 2024, among BXPE US Aggregator (CYM) L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Bank, National Association and Citibank, N.A., as joint lead arrangers and co-structuring agents, and the lenders and the letter of credit issuers party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 13, 2024).

10.6*+	Form of Restricted Unit Award Agreement.

19.1*	Blackstone Private Equity Strategies Fund L.P. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the interactive Data File because its XBRL tabs are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: March 14, 2025

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of March, 2025.

/s/ Christopher J. James
Christopher J. James, Chairperson of BXPE and the Board of Directors (Principal Executive Officer)

/s/ Christopher Striano
Christopher Striano, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ David Blitzer David Blitzer, Director

/s/ Joan Solotar Joan Solotar, Director

/s/ Raymond J. Beier Raymond J. Beier, Director

/s/ Grace Vandecruze Grace Vandecruze, Director

/s/ John D. Hershey John D. Hershey, Director

/s/ Susan Roth Katzke Susan Roth Katzke, Director