Form 10-Q
period 2025-03-31
Blackstone Private Equity Strategies Fund L.P.
filed 2025-05-14
CIK 1930054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of April 30, 2025, the registrant had the following limited partnership units outstanding: 81,855,974 Class S units, 2,402,822 Class D units and 128,364,491 Class I units.

Forward-Looking Statements
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
for the year ended December 31, 2024, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at www.bxpe.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

In this report, except where the context suggests otherwise:
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “BXPE U.S.” refers to Blackstone Private Equity Strategies Fund L.P.
The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds (each as defined below), as the context requires.
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside the Fund, but excluding BXPE Lux (as determined in the Investment Manager’s discretion). One or more such Parallel Funds invest in the Aggregator alongside the Fund.
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
The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXPE U.S.’s board of directors (“Board of Directors” or “Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units outstanding: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class” or a “Class”).
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, we believe it is important to present information for both BXPE U.S. and the Aggregator in this report. The financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXPE or any Other Blackstone Accounts.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31,	December 31,
	2025	2024
Assets
Investment in BXPE US Aggregator (CYM) L.P. at Fair Value (Cost $5,228,912 as of March 31, 2025; $4,247,996 as of December 31, 2024)	$5,865,561	$4,662,353
Cash and Cash Equivalents	4,171	1,616
Repurchases Receivable	3,936	563
Due from Affiliates	1,196	8
Other Assets	264	280

Total Assets	$5,875,128	$4,664,820

Liabilities and Net Assets
Due to Affiliates	$1,465	$225
Accounts Payable, Accrued Expenses and Other Liabilities	2,017	1,153
Repurchases Payable	3,847	544
Servicing Fees Payable	129,007	107,005

Total Liabilities	136,336	108,927

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (77,766,478 Units issued and outstanding as of March 31, 2025; 65,661,316 Units issued and outstanding as of December 31, 2024)	2,148,863	1,741,432
Limited Partnership Unit — Class D Units, unlimited Units authorized, (2,522,223 Units issued and outstanding as of March 31, 2025; 2,346,107 Units issued and outstanding as of December 31, 2024)	73,087	65,235
Limited Partnership Unit — Class I Units, unlimited Units authorized, (118,980,768 Units issued and outstanding as of March 31, 2025; 96,932,930 Units issued and outstanding as of December 31, 2024)	3,516,592	2,748,976
General Partner Interest	250	250

Total Net Assets	5,738,792	4,555,893

Total Liabilities and Net Assets	$5,875,128	$4,664,820

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Expenses
Professional Fees	$498	$477
Directors’ Fees	103	261
Warehousing Fees	—	1,166
Other	6	4

Total Expenses	607	1,908
Warehousing Fees Waived	—	(1,166)

Net Expenses	607	742

Net Investment Loss	(607)	(742)
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	222,291	27,894

Net Increase in Net Assets Resulting from Operations	$221,684	$27,152

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	General Partner Interest	Total Net Assets

Balance at December 31, 2024	$1,741,432	$65,235	$2,748,976	$250	$4,555,893
Proceeds from Units Issued	349,370	5,000	635,407	—	989,777
Net Investment Income (Loss)	(236)	(8)	(363)	—	(607)
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	86,441	2,968	132,882	—	222,291
Servicing Fees	(24,646)	(110)	—	—	(24,756)
Conversion of Units Between Classes	(2,105)	—	2,105	—	—
Repurchase of Units, Net of Early Repurchase Deduction	(1,393)	2	(2,415)	—	(3,806)

Balance at March 31, 2025	$2,148,863	$73,087	$3,516,592	$250	$5,738,792

	Class S Units	Class D Units	Class I Units	General Partner Interest (a)	Total Net Assets
Balance at December 31, 2023	$—	$—	$100	$—	$100
Proceeds from Units Issued	809,127	40,500	1,088,873	250	1,938,750
Net Investment Income (Loss)	(305)	(16)	(421)	—	(742)
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	11,453	606	15,835	—	27,894
Servicing Fees	(54,478)	(803)	—	—	(55,281)

Balance at March 31, 2024	$765,797	$40,287	$1,104,387	$250	$1,910,721

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$221,684	$27,152
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE US Aggregator (CYM) L.P.	(222,291)	(27,894)
Issuance of Class I Units for Directors’ Fees	—	184
Investment in BXPE US Aggregator (CYM) L.P.	(984,853)	(1,937,411)
Proceeds from Repurchase of Investment in BXPE US Aggregator (CYM) L.P.	563	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(1,142)	—
Other Assets	16	—
Due to Affiliates	1,240	78
Accounts Payable, Accrued Expenses and Other Liabilities	864	575

Net Cash Used in Operating Activities	(983,919)	1,937,316

Financing Activities
Proceeds from Issuance of Units	989,777	1,938,566
Payment for Servicing Fees	(2,754)	(846)
Early Repurchase Deduction Received from Blackstone Private Equity Strategies Fund (TE) L.P.	9	—
Repurchase of Units, Net of Early Repurchase Deduction	(558)	—

Net Cash Provided by Financing Activities	986,474	1,937,720

Cash and Cash Equivalents
Net Increase	2,555	404
Beginning of Period	1,616	100

End of Period	$4,171	$504

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Class I Units for Directors’ Fees	$—	$184

Accrued Servicing Fees	$24,756	$55,281

Repurchase of Units, Net of Early Repurchase Deduction	$3,847	$—

Early Repurchase Deduction Receivable from Blackstone Private Equity Strategies Fund (TE) L.P.	$55	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments

BXPE US Aggregator (CYM) L.P. (198,283,767 Units) (a)	Investee Fund	Various	Various	$5,865,561	102.2%

Total Investments (Cost $5,228,912)				$5,865,561	102.2%

	December 31, 2024
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments

BXPE US Aggregator (CYM) L.P. (164,267,528 Units) (a)	Investee Fund	Various	Various	$4,662,353	102.3%

Total Investments (Cost $4,247,996)				$4,662,353	102.3%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on Blackstone Private Equity Strategies Fund L.P.’s proportional share of investments through investees.
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
(“ASC 946”). The condensed financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly and that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances) at the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2024, filed with the SEC.

Certain reclassifications of prior period’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
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
BXPE U.S. does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, nor any other reporting entities within BXPE, because (a) the General Partner is not acting solely on behalf of BXPE U.S. as it carries out its duties and (b) BXPE U.S. does not absorb essentially all of the Aggregator’s variability. At each reporting date, BXPE U.S. assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within BXPE, and any associated consolidation implications.
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

1
0

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
BXPE U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXPE U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. in the Condensed Statements of Operations.
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
Uncertain Tax Positions
BXPE U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. BXPE U.S. reevaluates its tax positions each period in which new information becomes available. BXPE U.S.’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Statements of Operations.

1
1

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
Segment Reporting
BXPE U.S. operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of BXPE U.S.’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for BXPE U.S. primarily based on BXPE U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODMs are listed on the accompanying Condensed Statements of Operations.
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income when earned at the time of receipt of proceeds from the Aggregator. BXPE U.S. has an interest of 78.9% and 76.4% in the Aggregator as of March 31, 2025 and December 31, 2024, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5
% of BXPE U.S. net assets, see the Aggregator’s Condensed Consolidated Schedule of Investments included following these condensed financial statements.
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
”) plus 3.00%. Each advance under the A&R Line of Credit is repayable on the earliest of (a) the expiration of the A&R Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrowers, provided that the Borrowers will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrowers have not repaid all loans and other obligations under the A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any repurchase requests of the Borrowers pursuant to any established unit repurchase plans, (c) use funds to close any investment which the Borrowers committed to prior to receiving a demand notice and (d) make distributions to its unitholders (“Unitholders”) or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The A&R Line of Credit also permits

1
2

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

voluntary
pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of March 31, 2025 and December 31, 2024, BXPE U.S. had no borrowings or amounts outstanding under the A&R Line of Credit.
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
month-end
Transactional NAV per Unit.
The following table presents transactions in the Units during the three months ended March 31, 2025 and 2024:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of December 31, 2023	—	—	4,000	4,000
Units Issued	32,272,800	1,616,129	43,429,515	77,318,444

Units Outstanding as of March 31, 2024	32,272,800	1,616,129	43,433,515	77,322,444

Units Outstanding as of December 31, 2024	65,661,316	2,346,107	96,932,930	164,940,353
Units Issued	12,228,041	176,116	22,058,810	34,462,967
Conversion of Units Between Classes	(73,724)	—	73,044	(680)
Repurchase of Units	(49,155)	—	(84,016)	(133,171)

Units Outstanding as of March 31, 2025	77,766,478	2,522,223	118,980,768	199,269,469

1
3

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
During the three months ended March 31, 2025, 133,171 Units were repurchased for an aggregate value of $3.8 million, of which 71,543 Units at an aggregate value of $2.1 million related to repurchases by the Feeder. BXPE U.S. commenced its first offering pursuant to the Repurchase Program on April 1, 2024, and as such, there were no repurchase requests during the three months ended March 31, 2024.
6. Income Taxes
Uncertain Tax Positions
As of March 31, 2025 and December 31, 2024, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the financial statements.
Corporate Alternative Minimum Tax
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15
%
corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. These IRA provisions are either not applicable or not material to BXPE U.S.’s condensed financial statements for the three months ended March 31, 2025 and 2024.
7. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a limited partnership agreement, as amended and restated (the “BXPE U.S. Partnership Agreement”), with the General Partner. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE U.S. (indirectly through the Aggregator). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the

1
4

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. For the three months ended March 31, 2025 and 2024, BXPE U.S. was allocated $34.6 million and $4.6 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Performance Participation Allocation.
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
For the three months ended March 31, 2025 and 2024, BXPE U.S. was allocated $17.2 million and $5.1 million, respectively, of the gross Management Fee recognized by the Aggregator, which was fully waived by the Investment Manager for the three months ended March 31, 2024.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE U.S. (indirectly through the Aggregator). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. For the three months ended March 31, 2025 and 2024, BXPE U.S. was allocated $1.3 million and $0.4 million, respectively, of the Administration Fee recognized by the Aggregator. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Administration Fee.

1
5

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Dealer Manager Agreement
BXPE U.S. and the Feeder entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXPE U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXPE U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
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
BXPE U.S. accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of March 31, 2025 and December 31, 2024 was $129.0 million and $107.0 million, respectively.
Line of Credit and Warehousing Agreements
The Borrowers entered into the A&R Line of Credit with Finco. BXPE U.S., BXPE Lux and the Investment Manager, in its capacity as Investment Manager, on behalf of (a) BXPE U.S. and (b) BXPE Lux (together with their respective Parallel Funds), and not for its own account, entered into an Amended and Restated Warehousing Agreement (the “A&R Warehousing Agreement”) with Finco in connection with the launch and ramp-up
of the BXPE Fund Program. The A&R Warehousing Agreement expired on November 2, 2024, and was not renewed. For additional information, see Note 4. “Line of Credit Agreement.”
Due to/from Affiliates
Due to Affiliates is composed of cash advances made by Finco on behalf of BXPE U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXPE U.S. and are non-interest
bearing. Due from Affiliates is composed of balances owed to BXPE U.S. from other non-consolidated entities within BXPE.
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

1
6

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
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2025, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2025.
9. Financial Highlights
The following financial highlights for the three months ended March 31, 2025 and 2024 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

1
7

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2025 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$26.52	$27.81	$28.36

Proceeds from Units Issued	—	—	—

Net Investment Income	—	—	—
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	1.19	1.19	1.20

Net Increase in Net Assets Resulting from Investment Operations	1.18	1.18	1.20
Servicing Fees	(0.07)	(0.01)	—

Net Increase in Net Assets	1.11	1.17	1.20

Net Asset Value, End of Period	$27.63	$28.98	$29.56

Units Outstanding, End of Period	77,766,478	2,522,223	118,980,768
Total Return Based on Net Asset Value (b)	4.19%	4.21%	4.22%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.01%	0.01%	0.01%

Total Expenses	0.01%	0.01%	0.01%

Net Investment Loss	-0.01%	-0.01%	-0.01%

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2024 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$25.00

Proceeds from Units Issued	25.00	25.00	—

Net Investment Loss	(0.01)	(0.01)	(0.01)
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.	0.44	0.44	0.44
Servicing Fees	(1.70)	(0.50)	—

Net Increase (Decrease) in Net Assets	(1.27)	(0.07)	0.43

Net Asset Value, End of Period	$23.73	$24.93	$25.43

Units Outstanding, End of Period	32,272,800	1,616,129	43,433,515
Total Return Based on Net Asset Value (c)	-5.08%	-0.28%	1.71%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.12%	0.12%	0.12%
Warehousing Fees Waivers	-0.07%	-0.07%	-0.07%

Total Expenses	0.05%	0.05%	0.05%

Net Investment Loss	-0.05%	-0.05%	-0.05%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.

(c)
Total return
 is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $25.00. Total return does not include upfront transaction fees, if any.

(d)	Expense ratio includes Professional Fees, Directors’ Fees, and Other. For the three months ended March 31, 2024, the expense ratio also included Warehousing Fees.
10. Subsequent Events
There have been no events since March 31, 2025 that require recognition or disclosure in the condensed financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $6,179,727 as of March 31, 2025; $4,913,264 as of December 31, 2024)	$6,942,494	$5,329,357
Investments in Affiliated Investee Funds at Fair Value (Cost $786,661 as of March 31, 2025; $736,141 as of December 31, 2024)	901,802	832,952
Cash and Cash Equivalents	91,748	114,690
Derivative Assets at Fair Value	—	47,182
Due from Affiliates	1,183	—
Accounts Receivable	2,579	3,066
Other Assets	41,646	65,283
Deferred Assets	16,209	13,712

Total Assets	$7,997,661	$6,406,242

Liabilities and Net Assets
Due to Affiliates	$10,287	$6,261
Credit Facility	390,000	129,000
Payable for Investments Purchased	10,797	21,151
Accrued Performance Participation Allocation	44,274	83,602
Management Fee Payable	22,019	18,209
Derivative Liabilities at Fair Value	17,084	—
Deferred Tax Liabilities, Net	51,873	27,121
Taxes Payable	1,402	—
Administration Fees Payable	1,667	1,457
Accounts Payable, Accrued Expenses and Other Liabilities	6,488	13,257
Repurchases Payable	12,137	7,037

Total Liabilities	568,028	307,095

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized, (251,165,565 Units issued and outstanding as of March 31, 2025; 214,889,732 Units issued and outstanding as of December 31, 2024)	7,429,633	6,099,147
Limited Partnership Unit — Class B Units, unlimited Units authorized, (no Units issued and outstanding as of March 31, 2025; no Units issued and outstanding as of December 31, 2024)	—	—

Total Net Assets	7,429,633	6,099,147

Total Liabilities and Net Assets	$7,997,661	$6,406,242

See notes to condensed consolidated financial statements.

2
0

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Income
Interest Income	$19,119	$20,102
Dividend Income	32,677	5,832
Other	115	54

Total Income	51,911	25,988

Expenses
Management Fees	22,019	5,699
Organizational Expenses	686	5,435
Performance Participation Allocation	44,274	5,212
Professional Fees	6,419	931
Deferred Financing Cost Amortization	1,528	—
Deferred Offering Costs Amortization	110	643
Administration Fees	1,667	456
Interest Expense	4,766	—
Other	—	907

Total Expenses	81,469	19,283
Management Fees Waived	—	(5,699)
Expense Support	—	(187)

Net Expenses	81,469	13,397

Net Investment Income (Loss) Before Provision for Taxes	(29,558)	12,591
Provision for Taxes	26,704	314

Net Investment Income (Loss)	(56,262)	12,277

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments and Derivative Instruments	40,099	(136)
Net Change in Unrealized Gain on Investments	308,635	21,014
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(64,266)	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	56,365	(2,340)

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	340,833	18,538

Net Increase in Net Assets Resulting from Operations	$284,571	$30,815

See notes to condensed consolidated financial statements.

2
1

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at December 31, 2024	$6,099,147	$—	$6,099,147
Proceeds from Units Issued	1,058,052	—	1,058,052
Net Investment Income (Loss)	(56,262)	—	(56,262)
Net Realized Gain on Investments and Derivative Instruments	40,099	—	40,099
Net Change in Unrealized Gain (Loss) on Investments	308,635	—	308,635
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(64,266)	—	(64,266)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	56,365	—	56,365
Repurchase of Units	(12,137)	—	(12,137)

Balance at March 31, 2025	$7,429,633	$—	$7,429,633

	Class A Units	Class B Units	Total Net Assets
Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	2,531,494	—	2,531,494
Net Investment Income	12,277	—	12,277
Net Realized Gain (Loss) on Investments	(136)	—	(136)
Net Change in Unrealized Gain (Loss) on Investments	21,014	—	21,014
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(2,340)	—	(2,340)

Balance at March 31, 2024	$2,562,309	$—	$2,562,309

See notes to condensed consolidated financial statements.

2
2

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$284,571	$30,815
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized (Gain) Loss on Investments and Derivative Instruments	(40,099)	136
Net Change in Unrealized (Gain) Loss on Investments	(308,635)	(21,014)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	64,266	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and
Liabilities in Foreign Currencies	(56,365)	2,340
Net Amortization of Debt Investments	4	34
Deferred Offering Costs Amortization	1,639	643
Purchases of Investments	(1,490,979)	(2,247,624)
Proceeds from Investments	213,839	136,152
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(1,183)	—
Accounts Receivable	487	(4,861)
Other Assets	23,884	(2,513)
Deferred Assets	(4,136)	(2,572)
Due to Affiliates	4,026	29
Accounts Payable, Accrued Expenses and Other Liabilities	(6,769)	8,447
Payable for Investments Purchased	(10,354)	131,594
Deferred Tax Liabilities, Net	24,752	314
Taxes Payable	1,402	—
Management Fee Payable	3,810	—
Administration Fees Payable	210	456
Accrued Performance Participation Allocation	(39,328)	5,212

Net Cash Used in Operating Activities	(1,334,958)	(1,962,412)

continued...
See notes to condensed consolidated financial statements.

2
3

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Financing Activities
Proceeds from Issuance of Units	$1,058,052	$2,531,494
Proceeds from Credit Facilities	1,023,000	—
Repayment of Credit Facilities	(762,000)	—
Repurchase of Units	(7,036)	—

Net Cash Provided by Financing Activities	1,312,016	2,531,494

Cash and Cash Equivalents
Net Increase (Decrease)	(22,942)	569,082
Beginning of Period	114,690	—

End of Period	$91,748	$569,082

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$315	$—

Cash Paid for Interest	$4,042	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Repurchase of Units	$12,137	$—

See notes to condensed consolidated financial statements.

2
4

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Investments
Portfolio Companies (b)
Business Services
Other Investment(s) in Equity (a)	Americas	$619,452	8.3%
Other Investment(s) in Equity	EMEA	203,398	2.7%
Other Investment(s) in Equity	APAC	196,464	2.6%

Total Business Services		1,019,314	13.7%

Consumer
Other Investment(s) in Equity (a)	Americas	625,140	8.4%
Other Investment(s) in Equity	EMEA	27,434	0.4%

Total Consumer		652,574	8.8%

Energy
Other Investment(s) in Equity	Americas	33,032	0.4%
Other Investment(s) in Equity	EMEA	8,455	0.1%
Other Investment(s) in Equity	APAC	401	0.0%

Total Energy		41,888	0.6%

Financial Services
Other Investment(s) in Equity (a)	Americas	558,604	7.5%
Other Investment(s) in Equity	EMEA	98,515	1.3%

Total Financial Services		657,119	8.8%

Healthcare
Other Investment(s) in Equity	Americas	247,662	3.3%
Other Investment(s) in Equity	APAC	2,417	0.0%

Total Healthcare		250,079	3.4%

Industrials
Other Investment(s) in Equity (a)	Americas	532,352	7.2%
Other Investment(s) in Equity	APAC	2,092	0.0%

Total Industrials		534,444	7.2%

continued...
See notes to condensed consolidated financial statements.

2
5

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Portfolio Companies (continued) (b)
Infrastructure
Other Investment(s) in Equity	APAC	$293,873	4.0%
Other Investment(s) in Equity	Americas	131,576	1.8%

Total Infrastructure		425,449	5.7%

Media & Entertainment
Aurelia Aggregator (CYM) L.P. (43,118 Shares)	EMEA	437,331	5.9%
Other Investment(s) in Equity (a)	EMEA	583,353	7.9%
Other Investment(s) in Equity	APAC	15,006	0.2%

Total Media & Entertainment		1,035,690	13.9%

Software
Other Investment(s) in Equity (a)	Americas	495,724	6.7%
Other Investment(s) in Equity	EMEA	200,500	2.7%

Total Software		696,224	9.4%

Technology & Services
Other Investment(s) in Equity	Americas	335,347	4.5%
Other Investment(s) in Equity	EMEA	20,859	0.3%

Total Technology & Services		356,206	4.8%

Total Portfolio Companies (Cost $3,167,082 Americas, $1,307,831 EMEA, $482,332 APAC)		5,668,987	76.3%

Debt Investments (c)
Business Services
Other Investment(s) in Debt	Americas	81,374	1.1%

Total Business Services		81,374	1.1%

Consumer
Other Investment(s) in Debt	EMEA	296,357	4.0%
Other Investment(s) in Debt	Americas	98,734	1.3%

Total Consumer		395,091	5.3%

continued...
See notes to condensed consolidated financial statements.

2
6

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Debt Investments (continued) (c)
Energy
Other Investment(s) in Debt	Americas	$37,443	0.5%
Other Investment(s) in Debt	APAC	5,997	0.1%

Total Energy		43,440	0.6%

Financial Services
Other Investment(s) in Debt	Americas	91,627	1.2%
Other Investment(s) in Debt	EMEA	2,960	0.0%

Total Financial Services		94,587	1.3%

Healthcare
Other Investment(s) in Debt	Americas	38,160	0.5%
Other Investment(s) in Debt	EMEA	3,936	0.1%

Total Healthcare		42,096	0.6%

Industrials
Other Investment(s) in Debt	Americas	145,682	2.0%
Other Investment(s) in Debt	EMEA	16,716	0.2%
Other Investment(s) in Debt	APAC	4,104	0.1%

Total Industrials		166,502	2.2%

Infrastructure
Other Investment(s) in Debt	Americas	44,905	0.6%

Total Infrastructure		44,905	0.6%

Media & Entertainment
Other Investment(s) in Debt	Americas	9,016	0.1%

Total Media & Entertainment		9,016	0.1%

Software
Other Investment(s) in Debt	Americas	73,451	1.0%

Total Software		73,451	1.0%

continued...
See notes to condensed consolidated financial statements.

2
7

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Debt Investments (continued) (c)
Technology & Services
Other Investment(s) in Debt	Americas	$323,045	4.3%

Total Technology & Services		323,045	4.3%

Total Debt Investments (Cost $916,442 Americas, $296,133 EMEA, $9,907 APAC)		1,273,507	17.1%

Total Investments (Cost $6,179,727)		6,942,494	93.4%

Affiliated Investee Funds
Energy
Other Investment(s) in Affiliated Investee Funds	Americas	37,020	0.5%

Total Energy		37,020	0.5%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	20,785	0.3%

Total Financial Services		20,785	0.3%

Healthcare
Other Investment(s) in Affiliated Investee Funds	Americas	45,190	0.6%

Total Healthcare		45,190	0.6%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	70,157	0.9%

Total Infrastructure		70,157	0.9%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	102,872	1.4%

Total Secondaries		102,872	1.4%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	73,482	1.0%

Total Software		73,482	1.0%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Affiliated Investee Funds (continued)
Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Various	$265,112	3.6%
Other Investment(s) in Affiliated Investee Funds	Americas	194,491	2.6%

Total Specialty Finance		459,603	6.2%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	92,693	1.2%

Total Technology & Services		92,693	1.2%

Total Affiliated Investee Funds (Cost $499,298 Americas, $268,540 Various, $18,823 EMEA)		901,802	12.1%

Cash and Cash Equivalents
Money Market Fund
Fidelity Institutional Treasury Portfolio Money Market Fund	Americas	8,608	0.1%

Total Money Market Fund (Cost $8,608 Americas)		8,608	0.1%

Cash
Cash Held at Banks	n/a	83,140	1.1%

Total Cash (Cost $83,140)		83,140	1.1%

Total Cash and Cash Equivalents (Cost $91,748)		91,748	1.2%

Derivative Instruments
Foreign Currency Contracts	n/a	(17,084)	-0.2%

Total Derivative Instruments (Cost $-)		(17,084)	-0.2%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost $7,058,136)		$7,918,960	106.6%

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

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

continued...
See notes to condensed consolidated financial statements.

3
0

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Portfolio Companies (continued) (b)
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

continued...
See notes to condensed consolidated financial statements.

3
1

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value
			as a Per-
			centage
			of Net
Name of Investment	Geography	Fair Value	Assets
Debt Investments (continue d ) (c)
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

continued...
See notes to condensed consolidated financial statements.

3
2

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

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

continued...
See notes to condensed consolidated financial statements.

3
3

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

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

(b)
Portfolio Companies are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants and (4) other equity-linked securities.

(c)
Debt includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations (“CLOs”) and (3) direct lending debt investments.

See notes to condensed consolidated financial statements.

3
4

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
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. and the Feeder are structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers. The Feeder invests all or substantially all of its assets indirectly in BXPE U.S. In turn, BXPE U.S. invests all or substantially all of its assets in the Aggregator.
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
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors. The Aggregator has the same investment objectives as BXPE U.S.
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder sold unregistered limited partnership units to third parties and began investing and subsequently invested those proceeds into the Aggregator.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXPE U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

3
5

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
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications of prior period’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:

●
Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Aggregator holds a large position and a sale could reasonably impact the quoted price.

●
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter
derivatives where the fair value is based on observable inputs.

3
6

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

●
Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.

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

3
7

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
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Aggregator to reflect restrictions on disposition where such restrictions are an attribute of the investment.
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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds (“Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the Investee Funds as a practical expedient for fair value. The Aggregator may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investee Fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performance of ongoing operational due diligence, review of the Investee Fund’s financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the Aggregator determines, based on its own due diligence and investment monitoring procedures, that NAV does not represent fair value or if the Investee Fund is not an investment company, such as a collateralized loan obligation (“CLO”) vehicle, the Aggregator will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

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
The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments and Derivative Instruments on the Condensed Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations.
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
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds, Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statements of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Condensed Consolidated Statements of Assets and Liabilities, see Note 7. “Related Party Transactions.”
Foreign Currency
In the normal course of business, the Aggregator makes investments in non-U.S. dollar currency investments
Non-U.S.
dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of
non-U.S.
dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations.

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
Income Recognition
The Aggregator recognizes interest income from private investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from publicly traded securities on the ex-dividend
date and from private securities when earned. Public investment transactions are recorded on their respective trade dates and private investment transactions are recorded on their respective closing dates. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXPE U.S. and the Feeder accepted third-party investors and commenced investment operations, costs associated with the organization of BXPE were expensed. Costs associated with the offering of BXPE U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a
12-month
period from January 2, 2024. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXPE U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
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
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the

4
0

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement are reported in Expense Support on the Condensed Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.
Income Taxes
The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
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
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not
threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for Taxes on the Condensed Consolidated Statements of Operations.
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S., the Feeder, Parallel Funds, BXPE Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Aggregator.

4
1

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board issued amended guidance on the accounting for Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance requires that reporting entities not consider contractual sale restrictions that prohibit the sale of equity securities when measuring fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The Aggregator adopted the amended guidance on January 1, 2025 and was adopted on a prospective basis. There was no significant impact on the condensed consolidated financial statements or any measurement impacts upon adoption.
3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$83,140	$—	$—	$—	$83,140
Money Market Fund	8,608	—	—	—	8,608

Total Cash and Cash Equivalents	91,748	—	—	—	91,748

Investments
Portfolio Companies	—	62,317	5,566,512	40,158	5,668,987
Debt Investments	—	683,945	589,562	—	1,273,507

Total Investments	—	746,262	6,156,074	40,158	6,942,494
Investments in Affiliated Investee Funds	—	—	231,132	670,670	901,802

	$91,748	$746,262	$6,387,206	$710,828	$7,936,044

Liabilities
Derivative Liabilities	$—	$17,084	$—	$—	$17,084

	December 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$54,407	$—	$—	$—	$54,407
Money Market Fund	60,283	—	—	—	60,283

Total Cash and Cash Equivalents	114,690	—	—	—	114,690

Investments
Portfolio Companies	—	2,768	4,028,240	34,885	4,065,893
Derivative Assets	—	47,182	—	—	47,182
Debt Investments	—	722,180	541,284	—	1,263,464

Total Investments	—	772,130	4,569,524	34,885	5,376,539
Investments in Affiliated Investee Funds	—	—	248,934	584,018	832,952

	$114,690	$772,130	$4,818,458	$618,903	$6,324,181

4
2

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third parties, underwriter lock-ups
and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of March 31, 2025, there were no equity securities subject to sales restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level Ill equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of March 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$5,558,336	Discounted Cash Flows	WACC	9.1% - 31.5%	17.8%	Lower
			Exit Multiple	7.6x - 24.0x	16.4x	Higher
	8,176	Transactional Value	n/a
Debt Investments	589,562	Discounted Cash Flows	WACC	8.3% - 15.3%	12.8%	Lower

Total Investments	6,156,074
Investments in Affiliated Investee Funds	185,942	Third-Party Pricing	n/a
	45,190	Discounted Cash Flows	WACC	11.1%	11.1%	Lower

	$6,387,206

4
3

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$3,645,852	Discounted Cash Flows	WACC	9.3% - 31.4%	17.9%	Lower
			Exit Multiple	7.6x - 22x	15.8x	Higher
	382,388	Transactional Value	n/a
Debt Investments	541,284	Discounted Cash Flows	WACC	8.4% - 15.3%	12.5%	Lower

Total Investments	4,569,524
Investments in Affiliated Investee Funds	203,929	Third-Party Pricing	n/a
	45,005	Discounted Cash Flows	WACC	10.3%	10.3%	Lower

	$4,818,458

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

4
4

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended March 31, 2025 and 2024, the following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended March 31,
	2025				2024
			Affiliated				Affiliated
	Portfolio	Debt	Investee		Portfolio	Debt	Investee
	Companies	Investments	Funds	Total	Companies	Securities	Funds	Total
Balance, Beginning of Period	$4,028,240	$541,284	$248,934	$4,818,458	$—	$—	$—	$—
Purchases	1,321,804	26,009	—	1,347,813	657,094	1,400	84,040	742,534
Sales and Proceeds from Investments	(38,577)	(8,003)	(424)	(47,004)	—	—	—	—
Transfer Out of Level III (a)	(64,680)	—	—	(64,680)	—	—	—	—
Change in Gain (Loss) Included in Net Assets	319,725	30,272	(17,378)	332,619	9,355	9	2,436	11,800

Balance, End of Period	$5,566,512	$589,562	$231,132	$6,387,206	$666,449	$1,409	$86,476	$754,334

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$319,725	$30,272	$(17,378)	$332,619	$9,355	$9	$2,436	$11,800

(a)
For the three months ended March 31, 2025, the transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets. For the three months ended March 31, 2024, there were no transfers of investments into or out of Level III of the fair value hierarchy.

NAV as a Practical Expedient
The tables below summarize investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of March 31, 2025 and December 31, 2024, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

4
5

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of March 31, 2025:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value
Energy
Other Investment(s) in Affiliated Investee Funds	$24,240	$37,020

	24,240	37,020

Financial Services
Other Investment(s) in Affiliated Investee Funds	16,177	20,785
Other Investment(s) in Portfolio Companies	—	40,158

	16,177	60,943

Infrastructure
Other Investment(s) in Affiliated Investee Funds	10,477	70,157

	10,477	70,157

Software
Other Investment(s) in Affiliated Investee Funds	—	73,482

	—	73,482

Secondaries
Other Investment(s) in Affiliated Investee Funds	92,829	102,872

	92,829	102,872

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	35,418	273,661

	35,418	273,661

Technology & Services
Other Investment(s) in Affiliated Investee Funds	18,497	92,693

	18,497	92,693

	$197,638	$710,828

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2024:

NAV as a Practical Expedient Investments by Industry	Unfunded Commitment	Fair Value

Financial Services
Other Investment(s) in Portfolio Companies	$—	$34,885

	—	34,885

Secondaries
Other Investment(s) in Affiliated Investee Funds	129,000	236,643

	129,000	236,643

Specialty Finance
Blackstone CLO Management LLC – Series 9	—	88,584
Other Investment(s) in Affiliated Investee Funds	40,000	258,791

	40,000	347,375

	$169,000	$618,903

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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts (in thousands):

	March 31, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts (EUR)	€—	$—	€692,518	$14,103	€506,054	$41,880	€—	$—
Foreign Currency Contracts (GBP)	£—	—	£116,249	2,981	£61,967	5,302	£—	—

		$—		$17,084		$47,182		$—

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended March 31,
	2025	2024
Derivative Instruments
Realized Gain
Foreign Currency Contracts	$33,946	$—

Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	(64,266)	—

	$(30,320)	$—

As of March 31, 2025 and December 31, 2024, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes
.
5. Borrowings
Bonavista Credit Facility
On July 25, 2024, Bonavista Funding Ltd. (“Bonavista”), a consolidated wholly owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a revolving credit agreement (the “Bonavista Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed the aggregate commitment of $
300.0

million, subject to customary conditions. The Bonavista Credit

Facility is collateralized by assets of Bonavista. The obligations under the Bonavista Credit Facility have limited recourse, with repayment solely from the assets collateralizing Bonavista. The liabilities of Bonavista do not have recourse to the general credit of the Aggregator. On December 19, 2024, the maximum aggregate commitment was increased to $
400.0
 million through September 18, 2025, after which date the maximum aggregate commitment will decrease and return to the previous amount of $
300.0
 million.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of March 31, 2025 and December 31, 2024, Bonavista had
$390.0
million and $129.0 million outstanding under the Bonavista Credit Facility, respectively, the entirety of which was subsequently repaid. The borrowing carrying amount outstanding under the Bonavista Credit Facility as of March 31, 2025 and December 31, 2024, approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the effective interest rate on borrowings outstanding was 5.6%

and 5.7%, respectively.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $375.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%) and maintains a loan to value ratio of not more than 30%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). On October 31, 2024, the aggregate commitment was increased to
$675.0
million, and on January 7, 2025, the aggregate commitment was increased to
$900.0
million. On April 30, 2025, the aggregate commitment was increased again by
$150.0 million to $1.1
billion.
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
U
nder the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the
(a) one-month
term SOFR plus a spread of 3.50% per annum, (b) daily simple SOFR plus a spread of 3.50% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of 2.50%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.50% to 0.70% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused fees.
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
As of March 31, 2025 and December 31, 2024, the Aggregator had no borrowings or amounts outstanding under the Aggregator Credit Agreement.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of March 31, 2025, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
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
month-end
Transactional NAV per Aggregator Unit.

The following table presents transactions in the Aggregator’s Units during the three months ended March 31, 2025 and 2024:

	Class A
	Units	Total
Units Outstanding as of December 31, 2023	—	—
Units Issued	100,725,569	100,725,569

Units Outstanding as of March 31, 2024	100,725,569	100,725,569

Units Outstanding as of December 31, 2024	214,889,732	214,889,732
Units Issued	36,684,501	36,684,501
Repurchase of Units	(408,668)	(408,668)

Units Outstanding as of March 31, 2025	251,165,565	251,165,565

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
During the three months ended March 31, 2025, 408,668 Aggregator Units were repurchased for an aggregate value of $12.1 million. During the three months ended March 31, 2024, there were no repurchase requests submitted.

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
For the three months ende
d March 31, 2025 and 2024, the Aggregator accrued Performance Participation Allocation of $44.3 million and $5.2 million, respectively, which was paid in cash to the General Partner subsequent to the three months ended March 31, 2025 and 2024, respectively.
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
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to 1.25%
of the Aggregator’s Transactional NAV per year, payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE U.S.’s and the Feeder’s
Class S/S-TE
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager at its discretion, did not extend the Management Fee waiver. As of July 1, 2024, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such management fee offsets for the three months ended March 31, 2025 and 2024. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three months ended March 31, 2025, the Aggregator accrued gross Management Fees of $
22.0
 million, which was all repaid subsequent to the three months ended March 31, 2025. For the three months ended March 31, 2024, the Aggregator accrued gross Management Fees of $5.7 million, which were fully waived by the Investment Manager.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate, 0.10% of the
Aggregator’s Transactional NAV per annum, payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee and the Performance Participation Allocation, pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.

From time to time
, the Investment Manager may outsource certain administrative duties provided to BXPE with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee such that the Administration Fee should not exceed, in the aggregate, 0.10% of the Aggregator’s Transactional NAV.
For the three months ended March 31, 2025 and 2024, the Aggregator accrued Administration Fees of $1.7 million and $0.5 million, respectively.
Investments in Affiliated Investee Funds
The Aggregator has investments in certain Blackstone-affiliated investment funds (“Investments in Affiliated Investee Funds”). As of March 31, 2025 and December 31, 2024, the Aggregator had Investments in Affiliated Investee Funds of $901.8 million and $833.0 million, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s NAV.
For the three months ended March 31, 2024, the Aggregator recognized Expense Support of $0.2
million that was paid by the Investment Manager subsequent to the three months ended March 31, 2024. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the three months ended March 31, 2025.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
bearing. Due from Affiliates is composed of balances owed to the Aggregator from other non-consolidated entities within BXPE.
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
Related Party Transactions
BXPE may from time to time enter into transactions with certain affiliates. During the three months ended March 31, 2025, the Aggregator participated in a post-closing syndication transaction for the purchase of one investment for an aggregate purchase price of $56.2 million from other entities or vehicles controlled, sponsored, advised and/or managed by Blackstone or its affiliates. The investment was purchased at cost plus a fee for the time the investment was held by such affiliate.
As a small portion of BXPE’s overall investment strategy, the Aggregator participates in investments alongside other vehicles sponsored, advised and/or managed by Blackstone or its affiliates in a programmatic manner through elections to Blackstone’s side-by-side
investment program. As a participant in the program, from time to time, the Aggregator and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates may sell or syndicate portions of an investment to a related party, including co-investment
vehicles managed by Blackstone. Such syndication transactions are generally required for all participants in the program and are typically made within six months of closing and are effected at cost, plus a fee for the time the investment is held by the Aggregator. During the three months ended March 31, 2025, the program participant syndicated portions of five investments for an aggregate sale price of $8.3 million to related parties.
8. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to
Class S/S-TE
and
Class D/D-TE
units, on BXPE’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). As of December 31, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the amount of $8.3 million of which $5.6 million relate
d
 to Organizational Expenses and was expensed as incurred and $2.7 million related to offering costs that are capitalized as a deferred expense and amortized over twelve months. As of March 31, 2025, these accruals were paid off in full and there
were no additional expenses that the Investment Manager advanced on BXPE’s behalf
.
As of March 31, 2025 and December 31, 2024, the Aggregator had unfunded commitments to existing investments of $690.1 million and $568.7 million, respectively, and the BXPE Fund Program had additional conditional commitments of $629.8 million and $1.9 billion, respectively, to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2025.
9. Income Taxes
The Aggregator’s Provision for Taxes was $26.7 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, which resulted in an effective tax rate of 8.6% and 26.5%, respectively. For the three months ended March 31, 2025 and 2024, the primary driver giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate was that the Aggregator is only taxed on a portion of its income, primarily income that is considered effectively connected to the U.S. on income from the Aggregator Corporations resulting in federal, state and/or local taxes.

To the
 extent investments made by the Aggregator are engaged in a U.S. trade or business, the Aggregator will generally be subject to a U.S. federal income tax of 21.0% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30.0
%
of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes.
Uncertain Tax Positions
As of March 31, 2025 and December 31, 2024, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Corporate Alternative Minimum Tax
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15%
corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. These IRA provisions are either not applicable or not material to the Aggregator’s condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities.
10. Financial Highlights
The following financial highlights for the three months ended March 31, 2025 and 2024 are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class B Units have been issued by the Aggregator since inception.

BXPE US Aggre
ga
tor (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class A Units (a)
	Three Months Ended March 31,
	2025	2024
Per Unit Data
Net Asset Value, Beginning of Period	$28.38	$—

Proceeds from Units Issued	—	25.00

Net Investment Income (Loss)	(0.22)	0.11
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	1.42	0.33

Net Increase in Net Assets	1.20	0.44

Net Asset Value, End of Period	$29.58	$25.44

Units Outstanding, End of Period	251,165,565	100,725,569
Total Return Based on Net Asset Value (b) (c)	4.22%	1.75%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.54%	0.78%
Expense Support and Management Fees Waivers (d)	—	-0.33%
Accrued Performance Participation Allocation	0.64%	0.29%

Total Expenses	1.18%	0.74%

Net Investment Income (Loss)	-0.82%	0.68%

(a)	Amounts may not add due to rounding.
(b)
For the three months ended March 31, 2025, total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.

(c)
For the three months ended March 31, 2024, total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the initial Net Asset Value per Aggregator Unit of $25.00. Total return does not include upfront transaction fees, if any.

(d)
Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Deferred Financing Cost Amortization, Administration Fees, Interest Expense and Other. For the three months ended March 31, 2024, the expense ratio did not include Interest Expense.

11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through May 14, 2025, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

5
5

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
BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. As an investor in BXPE, individuals gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Opportunistic, Growth and Life Sciences. As of March 31, 2025, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.
BXPE’s differentiated access to the world’s largest global private equity platform uniquely positions BXPE among competitors, allowing for a broader universe of investment and deployment opportunities. Identifying, closing and realizing attractive private equity investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty. We believe the depth and breadth of our investment strategy and Blackstone’s PE Platform, including the deep reservoir of proprietary data, represents a significant advantage as we compete for quality investment opportunities and help our portfolio companies compete in their respective markets.
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

Recent Developments
As of March 31, 2025, the BXPE Fund Program’s portfolio consists of 85+ Private Equity Investments, including both closed and future signed commitments, with an aggregate value of $11.2 billion. We aim to have a significant majority of our portfolio invested behind Blackstone’s high-conviction themes, including artificial intelligence (“AI”) and data generation, power and energy demand, innovation in healthcare and life sciences, digitization, experiences and franchisors.
As of May 14, 2025, public markets have experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.
Performance Summary
Since inception in January 2024, we have delivered positive performance across all classes in BXPE U.S.:

	March 31, 2025
	Year To Date	Inception To Date
Unit Class	Total Return	Total Return
Class S	4.0%	13.8%
Class D	4.2%	14.5%
Class I	4.3%	14.8%

•	Inception to date is an annualized return from January 2, 2024.
•
Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.

Investment Portfolio
As of March 31, 2025, BXPE’s top 10 Private Equity Investments, based on fair value, were:

Investments	Description
Adevinta	Online classifieds company
AI Fire	Provider of fire and life safety services
AIR	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
ATG	Live theatre operator
CoreWeave	AI infrastructure
Higginbotham	Insurance brokerage
Jersey Mike’s	Fast-casual submarine sandwich franchisor
L’Occitane	Multi-brand beauty and skincare
Recognition (formerly known as Hipgnosis)	Music royalties

•	Investments listed in alphabetical order.

The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of March 31, 2025:

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
Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P.
BXPE U.S. generates income primarily from its investment in the Aggregator. BXPE U.S. had an interest of 78.9% in the Aggregator as of March 31, 2025, an increase of 2.2%, compared to 76.7% as of March 31, 2024, primarily due to relative subscriptions between BXPE U.S. and the Parallel Fund. For the three months ended March 31, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $284.6 million, an increase of $253.8 million, compared to $30.8 million for the three months ended March 31, 2024. This resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. of $222.3 million, an increase of $194.4 million, compared to $27.9 million for the three months ended March 31, 2024. There was no net realized gains or losses from the investment in the Aggregator for the three months ended March 31, 2025 and 2024. Key drivers of the results of operations of the Aggregator are discussed below.
Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income primarily from investments in Private Equity Investments and in Debt and Other Securities, including net realized and unrealized gains and losses and net realized and unrealized gains and losses of foreign exchange translation of assets and liabilities denominated in foreign currencies. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.
We also generate income in the form of dividends and distributions on our Private Equity Investments. To a lesser extent, the Aggregator’s Debt and Other Securities generates interest income.
The increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $253.8 million was attributable to an increase of $322.3 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $68.5 million in Net Investment Income (Loss).
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended March 31, 2025, the Aggregator had $340.8 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $322.3 million, compared to $18.5 million for the three months ended March 31, 2024. The primary drivers contributing to the increase are discussed below:
For the three months ended March 31, 2025, the Aggregator had $308.6 million of Net Change in Unrealized Gain (Loss) on Investments, an increase of $287.6 million, compared to $21.0 million for the three months ended March 31, 2024, primarily due to an increase in purchases of Private Equity Investments and unrealized appreciation on Corporate Private Equity, Growth and Secondaries investments.
For the three months ended March 31, 2025, the Aggregator had $56.4 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, an increase of $58.7 million, compared to $(2.3) million for the three months ended March 31, 2024, primarily due to an increase in purchases and appreciation of foreign-denominated investments.

For the three months ended March 31, 2025, the Aggregator had $40.1 million of Net Realized Gain (Loss) on Investments and Derivative Instruments, an increase of $40.2 million, compared to $(0.1) million for the three months ended March 31, 2024, primarily because the Aggregator held no derivative assets or liabilities as of March 31, 2024.
For the three months ended March 31, 2025, the Aggregator had $(64.3) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments. The Aggregator held no derivative assets or liabilities as of March 31, 2024, so there was no Net Change in Unrealized Gain (Loss) on Derivative Instruments for the three months ended March 31, 2024.
Net Investment Income (Loss)
For the three
months ended March 31, 2025, the Aggregator’s Net Investment Income (Loss) was $(56.3) million, a decrease of $68.5 million, compared to $12.3 million for the three months ended March 31, 2024. The decrease in Net Investment Income (Loss) was attributable to increases of $68.1 million in Net Expenses and $26.4 million in Provision (Benefit) for Taxes, partially offset by an increase of $25.9 million in Total Income.
Aggregator Income
For the three months ended March 31, 2025, the Aggregator generated $51.9 million in Total Income, an increase of $25.9 million, compared to $26.0 million for the three months ended March 31, 2024. The increase was primarily driven by an increase of $26.9 million in Dividend Income, principally due to an increase in dividend income from Opportunistic investments.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Manager. The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE U.S.’s Investment Management Agreement (as defined in Part I. Item 1. Financial Statements), (b) Performance Participation Allocation (as defined in Part I. Item 1. Financial Statements) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity and (d) all other expenses of BXPE’s operations, administrations and transactions, excluding expenses specific to BXPE U.S. (described below).
For the three months ended March 31, 2025, the Aggregator incurred $81.5 million in gross Total Expenses, an increase of $62.2 million, compared to $19.3 million for the three months ended March 31, 2024. The increase was primarily composed of increases in Performance Participation Allocation and Gross Management Fees. For the three months ended March 31, 2025, the Aggregator had $44.3 million of Performance Participation Allocation, an increase of $39.1 million, compared to $5.2 million for the three months ended March 31, 2024, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the three months ended March 31, 2025, the Aggregator had $22.0 million of Gross Management Fees, an increase of $16.3 million, compared to $5.7 million for the three months ended March 31, 2024, primarily due to an increase in Transactional Net Asset Value.
For the three months ended March 31, 2025, the Aggregator incurred $81.5 million in Net Expenses, which represents total gross expenses less amounts waived, an increase of $68.1 million, compared to $13.4 million for the three months ended March 31, 2024, primarily driven by management fees being fully waived by the Investment Manager for the three months ended March 31, 2024, but not in the three months ended March 31, 2025.

BXPE U.S. Expenses
For the three months ended March 31, 2025, BXPE U.S. incurred $0.6 million in Net Expenses, a decrease of $0.1 million, compared to $0.7 million for the three months ended March 31, 2024.
Financial Condition, Liquidity and Capital Resources
As of March 31, 2025, BXPE U.S. had Total Assets of $5.9 billion, an increase of $1.2 billion, compared to $4.7 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $1.2 billion in Investment in BXPE US Aggregator (CYM) L.P. at Fair Value. As of March 31, 2025, the Aggregator had Total Assets of $8.0 billion, an increase of $1.6 billion, compared to $6.4 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $1.6 billion in Investments at Fair Value.
As of March 31, 2025, BXPE U.S. had Total Liabilities of $136.3 million, an increase of $27.4 million, compared to $108.9 million as of December 31, 2024. The increase in Total Liabilities was principally driven by an increase of $22.0 million in Servicing Fees Payable which was primarily driven by an increase in subscriptions in BXPE U.S. and increase in Transactional Net Asset Value. As of March 31, 2025, the Aggregator had Total Liabilities of $568.0 million, an increase of $260.9 million, compared to $307.1 million as of December 31, 2024. The increase in Total Liabilities was primarily driven by an increase of $261.0 million in Credit Facility, which relates to Bonavista credit facility (as defined in Note 5. “Borrowings” in the “Notes to the Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q)
where the Aggregator had $390.0 million outstanding as of March 31, 2025, compared to $129.0 million outstanding as of December 31, 2024.
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
As of March 31, 2025, BXPE U.S. had $4.2 million in Cash and Cash Equivalents. During the three months ended March 31, 2025, Net Cash Provided by (Used in) Operating Activities was $(983.9) million, primarily driven by $(984.9) million in Investment in BXPE US Aggregator (CYM) L.P. During the three months ended March 31, 2025, Net Cash Provided by (Used In) Financial Activities was $986.5 million, primarily driven by $989.8 million in proceeds from issuance of units.
As of March 31, 2025, the Aggregator had $91.7 million in Cash and Cash Equivalents. During the three months ended March 31, 2025, Net Cash Provided By (Used In) Operating Activities was $(1.3) billion, primarily due to $(1.5) billion in purchases of investments, partially offset by $0.2 million of proceeds from investments. Net Cash Provided By (Used In) Financial Activities was $1.3 billion during the three months ended March 31, 2025, primarily driven by $1.1 billion from proceeds from issuance of units, $1.0 billion from proceeds from credit facilities, partially offset by $762.0 million from repayment on the credit facilities.
As of March 31, 2025, Cash and Cash Equivalents, taken together with $910.0 million of unused capacity under the Aggregator’s credit facilities and $300.0 million of unused capacity under BXPE U.S.’s Line of Credit, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term.

Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond March 31, 2025, see Note 8. “Commitments and Contingencies” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. and Note 5. “Borrowings” and Note 8. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of BXPE US Aggregator (CYM) L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Transactional Net Asset Value
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

March 31, 2025
(Dollars in Thousands)
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in Aggregator (a)	$5,888,925
Cash and Cash Equivalents	4,171
Other Assets	5,663
Accrued Unitholder Servicing Fees (b)	(3,138)
Other Liabilities (c)	(7,329)

Transactional Net Asset Value	$5,888,292

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

(c)	Includes repurchase payables. For purposes of computing Transactional NAV per Unit, such repurchase payables are excluded.

The Transactional NAV per Unit for each class of BXPE U.S. as of March 31, 2025 was as follows:

	March 31, 2025
	Transactional NAV	Number of
	per Unit	Units
Class S	$29.36	77,766,478
Class D	$29.58	2,522,223
Class I	$29.67	118,980,768

		199,269,469

The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

March 31, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$5,738,792
Adjustments
Organizational and Offering Expenses (a)	6,293
Servicing Fee (b)	125,870
Tax Liabilities (c)	17,337

Transactional Net Asset Value	$5,888,292

(a)	Represents an adjustment to the Investment in Aggregator to reflect the recognition of organizational and offering expenses ratably over the 60-month reimbursement period beginning January 1, 2025.
(b)	Represents an adjustment to reflect Unitholder servicing fees on Class S and Class D Units as they are accrued on a monthly basis.
(c)	Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.
Critical Accounting Estimates
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
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
Private Equity Direct Investments that Are Not Publicly Traded
Investments for which market prices are not observable include investments in common equity or preferred equity of operating companies. The primary methodology for determining the fair values of such investments is generally the income approach, whereby fair value is derived based on the present value of cash flows that a business, or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. The Sponsor’s secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used, including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability-weighted methods and/or recent round of financing. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.
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
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of the Aggregator’s Debt and Other Securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.

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
Sponsor Process on Fair Value
Due to the importance of fair value throughout the financial statements and the significant judgment required to be applied in arriving at those fair values, the Sponsor has developed a process around valuation that incorporates several levels of approval and review from both internal and external sources.
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
The results of all valuations of investments are reviewed by the BXPE Fund Program valuation sub-committee,
which consists of key personnel including BXPE Fund Program’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Portfolio Manager and the Investment Manager’s Chief Compliance Officer. See “Part I. Item 1. Business — Investment Process Overview” in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2024. To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
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
BXPE U.S. accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of March 31, 2025 is $129.0 million.
Principles of Consolidation
BXPE U.S. and the Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810,
Consolidation
(“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. BXPE U.S. considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of the Aggregator by BXPE U.S. was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that BXPE U.S. does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for BXPE U.S. to control the Aggregator and (c) essentially all of the Aggregator’s activities are not conducted solely on behalf of BXPE U.S. BXPE U.S. believes non-consolidation
is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Aggregator are an integral part of BXPE U.S.’s condensed financial statements, two sets of financial statements are included in this report, one for BXPE U.S. and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.
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
Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXPE. Based on the fair value of the portfolio companies and debt investments as of March 31, 2025, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $784.4 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. of $576.3 million.

Exchange Rate Risk
BXPE holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXPE may manage exposure to investments in portfolio companies in foreign currencies by hedging such risks. As of March 31, 2025, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of March 31, 2025, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies of the Aggregator of $85.9 million and a decline in BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXPE US Aggregator (CYM) L.P. of $58.4 million.
Interest Rate Risk
BXPE has a diversified portfolio of liquid assets and to meet its liquidity needs. This portfolio may include open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXPE may utilize a wide variety of derivative instruments to manage such risks. As of March 31, 2025, BXPE has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates.
BXPE has credit facilities that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows.
If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $6.9 million, offset by the annualized Interest Expense of the Aggregator increasing by $1.0 million, and BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investments Allocated from BXPE US Aggregator (CYM) L.P. would increase by $4.0 million.
In the event interest rates rise, the assumed cost of capital for portfolio companies could increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairperson and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chairperson and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15
under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chairperson and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-

15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairperson and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2024 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and www.bxpe.com. The risks described in our Annual Report on
Form 10-K
are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2025 were previously disclosed.
Unit Repurchases
The following table sets forth information regarding repurchases of Units during the three months ended March 31, 2025:

			Total Number of Units	Maximum Number of
	Total Number	Average	Purchased as Part of	Units that May Yet Be
	of Units	Price Paid	Publicly Announced	Purchased Under the
	Purchased	per Unit	Plans or Programs	Plans or Programs
Repurchase Pricing Date	(All Classes)	(All Classes) (a)	(All Classes)	(All Classes) (b)
March 31, 2025	133,171	$28.46	133,171	$—

(a)	Average Price Paid per Unit reflects the 5% early repurchase deduction, as applicable.
(b)	All repurchase requests were satisfied in full.

For additional information on our repurchase program, including a breakdown by class, see “Repurchase Program” in Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of Blackstone Private Equity Strategies Fund L.P. in “Part I. Item 1. Financial Statements” in this Quarterly Report on
Form 10-Q.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: May 14, 2025

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher J. James
Name:	Christopher J. James
Title:	Chairperson
(Principal Executive Officer)
Date: May 14, 2025

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

70