Form 10-Q
period 2025-06-30
Blackstone Private Equity Strategies Fund L.P.; Blackstone Private Equity Strategies Fund (TE) L.P.
filed 2025-08-13
CIK 1930054, 1953940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
Blackstone Private Equity Strategies Fund
L.P.   000-56446
Blackstone Private Equity Strategies Fund (TE)
L.P. 000-56742

Blackstone Private Equity Strategies Fund L.P.
Blackstone Private Equity Strategies Fund (TE) L.P.

Delaware	Blackstone Private Equity Strategies Fund L.P.	88-1872156
Delaware	Blackstone Private Equity Strategies Fund (TE) L.P.	88-2930978
(State or other jurisdiction of incorporation or organization)	(Exact name of registrant as specified in its charter)	(I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices)(Zip Code)
(212)
583-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Blackstone Private Equity Strategies Fund L.P.	None	None	None
Blackstone Private Equity Strategies Fund (TE) L.P.	None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Blackstone Private Equity Strategies Fund L.P. Yes ☒ No ☐	Blackstone Private Equity Strategies Fund (TE) L.P. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):

Blackstone Private Equity Strategies Fund L.P. Yes ☒ No ☐	Blackstone Private Equity Strategies Fund (TE) L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Blackstone Private Equity Strategies Fund L.P.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
		Smaller reporting company ☐	Emerging growth company ☒
Blackstone Private Equity Strategies Fund (TE) L.P.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
		Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Blackstone Private Equity Strategies Fund L.P. ☐	Blackstone Private Equity Strategies Fund (TE) L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).

Blackstone Private Equity Strategies Fund L.P. Yes ☐ No ☒	Blackstone Private Equity Strategies Fund (TE) L.P. Yes ☐ No ☒
As of July 31, 2025, Blackstone Private Equity Strategies Fund L.P. had the following limited partnership units outstanding: 91,179,433 Class S units, 2,781,080 Class D units, 145,136,793 Class I units and 192,000 Class N units.
As of July 31, 2025, Blackstone Private Equity Strategies Fund (TE) L.P. had the following limited partnership units outstanding: 44,250,505 Class S units, 117,734 Class D units and 27,659,702 Class I units.
This combined Form
10-Q
is separately filed by Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

Explanatory Note
This report combines the Quarterly Reports on Form
10-Q
for the three and six months ended June 30, 2025, of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (collectively, the “Registrants”).
The Feeder invests all or substantially all of its assets through its investment in BXPE U.S. and BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (the “Aggregator”). The Feeder, BXPE U.S. and the Aggregator all have the same investment objectives.
We believe combining the Quarterly Reports on Form
10-Q
of the Registrants and the Aggregator into this single report:

•	facilitates clarity for investors in the Feeder and BXPE U.S. regarding the underlying investments of the Registrants,

•	enables investors to gain a clearer understanding of the Registrants by allowing them to evaluate the business as a whole,

•	eliminates duplicative disclosures and provides a more streamlined and readable presentation, and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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
The term “BXPE U.S.” refers to Blackstone Private Equity Strategies Fund L.P.
The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder (as defined below), the Aggregator and its consolidated subsidiaries and any Parallel Funds (as defined below), as the context requires.
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
The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P. together with its consolidated subsidiary.
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
The term “Registrants” refers to BXPE U.S. and the Feeder.
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
The term “Units” refers to our limited partnership units of BXPE U.S. and the Feeder, as context requires. There are four classes of Units outstanding at BXPE U.S.: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class N (“Class N” or the “Class N Units”) and three classes of Units outstanding at the Feeder: Class S, Class D, Class I Units (each a “Unit Class” or a “Class”).
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, we believe it is important to present information for each of the Feeder, BXPE U.S. and the Aggregator in this report. The financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXPE or any Other Blackstone Accounts.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Private Equity Strategies Fund (TE) L.P.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30,	December 31,
	2025	2024
Assets
Investment in BXPE U.S. at Fair Value (Cost $1,828,481 as of June 30, 2025; $1,263,768 as of December 31, 2024)	$2,133,807	$1,385,158
Cash and Cash Equivalents	1,016	1,130
Repurchases Receivable	2,272	172

Total Assets	$2,137,095	$1,386,460

Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$530	$258
Servicing Fees Payable	72,095	50,776
Due to Affiliates	685	1,436
Repurchases Payable	2,148	162
Deferred Tax Liabilities	6,892	2,278
Taxes Payable	150	150

Total Liabilities	82,500	55,060

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized (42,824,952 Units issued and outstanding as of June 30, 2025 and 31,356,066 Units issued and outstanding as of December 31, 2024)	1,244,668	827,177
Limited Partnership Unit — Class D Units, unlimited Units authorized (109,056 Units issued and outstanding as of June 30, 2025 and 24,000 Units issued and outstanding as of December 31, 2024)	2,982	595
Limited Partnership Unit — Class I Units, unlimited Units authorized (25,943,281 Units issued and outstanding as of June 30, 2025 and 17,847,128 Units issued and outstanding as of December 31, 2024)	806,945	503,628

Total Net Assets	2,054,595	1,331,400

Total Liabilities and Net Assets	$2,137,095	$1,386,460

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Professional Fees	$285	$98	$531	$173

Total Expenses	285	98	531	173

Net Investment Loss Before Provision for Taxes	(285)	(98)	(531)	(173)
Provision for Taxes	4,134	1,098	6,059	1,460

Net Investment Loss	(4,419)	(1,196)	(6,590)	(1,633)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	117,221	22,671	183,936	30,506

Net Increase in Net Assets Resulting from Operations	$112,802	$21,475	$177,346	$28,873

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Total Net Assets
Balance at March 31, 2025	$1,039,756	$619	$657,328	$1,697,703
Proceeds from Units Issued	148,614	2,280	107,249	258,143
Net Investment Loss	(2,749)	(5)	(1,665)	(4,419)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	72,863	135	44,223	117,221
Servicing Fees	(11,770)	(47)	—	(11,817)
Conversion of Units Between Classes	(592)	—	592	—
Repurchase of Units	(1,454)	—	(782)	(2,236)

Balance at June 30, 2025	$1,244,668	$2,982	$806,945	$2,054,595

Balance at March 31, 2024	$340,692	$—	$209,297	$549,989
Proceeds from Units Issued	191,948	—	81,792	273,740
Net Investment Loss	(783)	—	(413)	(1,196)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	14,817	—	7,854	22,671
Servicing Fees	(12,866)	—	—	(12,866)
Conversion of Units Between Classes	(113)	—	113	—

Balance at June 30, 2024	$533,695	$—	$298,643	$832,338

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Total Net Assets
Balance at December 31, 2024	$827,177	$595	$503,628	$1,331,400
Proceeds from Units Issued	336,028	2,280	236,829	575,137
Net Investment Loss	(4,108)	(6)	(2,476)	(6,590)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	114,629	160	69,147	183,936
Servicing Fees	(24,914)	(47)	—	(24,961)
Conversion of Units Between Classes	(978)	—	978	—
Repurchase of Units	(3,166)	—	(1,161)	(4,327)

Balance at June 30, 2025	$1,244,668	$2,982	$806,945	$2,054,595

Balance at December 31, 2023	$—	$—	$—	$—
Proceeds from Units Issued	552,339	—	288,246	840,585
Net Investment Loss	(1,051)	—	(582)	(1,633)
Net Change in Unrealized Gain (Loss) on Investment Investment in BXPE U.S.	19,640	—	10,866	30,506
Servicing Fees	(37,120)	—	—	(37,120)
Conversion of Units Between Classes	(113)	—	113	—

Balance at June 30, 2024	$533,695	$—	$298,643	$832,338

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$177,346	$28,873
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE U.S.	(183,936)	(30,506)
Investment in BXPE U.S.	(569,108)	(838,685)
Proceeds from Investment in BXPE U.S.	2,295	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Payable and Accrued Expenses	272	143
Due to Affiliates	(830)	30
Deferred Tax Liabilities	4,614	1,091
Taxes Payable	—	369

Net Cash Used in Operating Activities	(569,347)	(838,685)

Financing Activities
Proceeds from Issuance of Units	575,137	840,585
Payment for Servicing Fees	(3,642)	(924)
Repurchase of Units	(2,198)	—
Early Repurchase Deduction	(64)	—

Net Cash Provided by Financing Activities	569,233	839,661

Cash and Cash Equivalents
Net Increase (Decrease)	(114)	976
Beginning of Period	1,130	—

End of Period	$1,016	$976

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$1,445	$—

Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$24,961	$37,120

Repurchase of Units, Net of Early Repurchase Deduction	$2,148	$—

Early Repurchase Deduction Payable to BXPE U.S	$87	$—

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (68,052,038 Units) (a)	Investee Fund	Various	Various	$2,133,807	103.9%

Total Investments (Cost $1,828,481)				$2,133,807	103.9%

	December 31, 2024
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (48,845,826 Units) (a)	Investee Fund	Various	Various	$1,385,158	104.0%

Total Investments (Cost $1,263,768)				$1,385,158	104.0%

(a)	Refer to Note 4. “Investment in BXPE U.S.” for details on the Feeder’s proportional share of investments through investees.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund (TE) L.P. is a Delaware limited partnership formed on May 25, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”), which together with its consolidated subsidiary, forms the “Feeder.” The Feeder is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers. The Feeder is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
The Feeder invests all or substantially all of its assets through its investment in Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”). BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (the “Aggregator”). The Feeder has the same investment objectives as BXPE U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors, to participate in BXPE U.S. in a more
tax-efficient
manner. The condensed financial statements of BXPE U.S. and the condensed consolidated financial statements of the Aggregator are an integral part of the Feeder’s condensed consolidated financial statements, which are included following these condensed consolidated financial statements.
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
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when the Feeder and BXPE U.S. first sold unregistered limited partnership units to third parties and began investing.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of the Feeder, BXPE U.S. and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE’s investments. In addition, the Investment Manager actively manages and monitors each investment to seek to maximize the value of each investment. The Investment Manager and its affiliates also provide certain administrative services to BXPE. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Feeder have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Feeder is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Feeder reflects its investment on the Condensed Consolidated Statements of Assets and Liabilities at its fair value with unrealized gains and losses resulting from changes in fair value reflected in Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates indirectly include those used in the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances) at the Feeder and the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications of prior period’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
Principles of Consolidation
As provided under ASC 946, the Feeder will not consolidate its investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to the Feeder. Accordingly, the Feeder consolidated the results of its wholly owned investment company subsidiary, BXPE Feeder (CYM) L.P. All intercompany balances and transactions have been eliminated in consolidation.
Valuation of Investments at Fair Value
The performance of the Feeder is directly affected by the performance of BXPE U.S.’s investment in the Aggregator which is disclosed in the notes to BXPE U.S.’s condensed financial statements. The Feeder has indirect exposure to gains and losses on underlying investments because it invests in BXPE U.S., which, in turn, has indirect exposure because it invests in the Aggregator. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator.
The Feeder measures its investment in BXPE U.S. at fair value using the net asset value of BXPE U.S. The net asset value of BXPE U.S. is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because BXPE U.S.’s net asset value is not published or the basis for current transactions, (b) BXPE U.S. is an investment company and (c) the net asset value of BXPE U.S. is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Feeder’s investment in BXPE U.S. are presented within Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. The Feeder may have bank balances in excess of federally insured amounts; however, the Feeder deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
The Feeder operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation and as such is not directly subject to any U.S. federal income taxes. It is possible that the Feeder may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Feeder would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Feeder would be treated as shareholders in a corporation, and the Feeder itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Feeder would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Feeder’s consolidated subsidiary is subject to U.S. federal, state and/or local income taxes on certain of its investments.
BXPE Feeder (CYM) L.P., a consolidated subsidiary of the Feeder, is an investment company that is treated as a corporation for U.S. income tax purposes. To the extent investments made by the Aggregator are engaged in a U.S. trade or business, BXPE Feeder (CYM) L.P. will generally be subject to a U.S. federal income tax of 21% on its share of taxable income effectively connected with the conduct of a U.S. trade or business, and may also be subject to an additional branch profits tax of 30% on its share of the Aggregator’s effectively connected earnings and profits, adjusted as provided by law. BXPE Feeder (CYM) L.P. may also be subject to state and local income tax if it is determined to have nexus. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the U.S. federal and state income tax liability of BXPE Feeder (CYM) L.P.
If the Aggregator generates U.S. source income that is not effectively connected with a U.S. trade or business, BXPE Feeder (CYM) L.P. could be subject to a 30% federal income tax on its share of all fixed or determinable annual or periodical gains, profits and income unless certain statutory exceptions are met. The tax is expected to be withheld at the source and taxes withheld can be used as a credit against the U.S. income tax liability of BXPE Feeder (CYM) L.P. The Aggregator is expected to hold certain investments which may generate U.S. source interest or dividends subject to this 30% withholding tax.
The government of the Cayman Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon BXPE Feeder (CYM) L.P.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Feeder determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Feeder assesses all available positive and negative evidence, including the amount and character of future taxable income.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Uncertain Tax Positions
The Feeder recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not
threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Feeder reevaluates its tax positions each period in which new information becomes available. The Feeder’s policy is to recognize tax-related
interest and penalties, if applicable, as a component of Provision for Taxes on the Condensed Consolidated Statements of Operations.
Affiliates
The General Partner, Investment Manager, Dealer Manager (as defined in Note 5. “Related Party Transactions”), BXPE U.S., Parallel Funds, the Aggregator, BXPE Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Feeder.
Segment Reporting
The Feeder operates through a single reportable segment. The chief operating decision makers (the “CODMs”) are comprised of BXPE’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for BXPE primarily based on the Feeder’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODMs are listed on the accompanying Condensed Consolidated Statements of Operations.
3. Investment in BXPE U.S.
The Feeder recognizes dividend income on the record date of distributions from BXPE U.S. The Feeder has an interest of
30.4% and 30.4% in BXPE U.S. as of June 30, 2025 and December 31, 2024, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Feeder. For a listing of investments that may proportionally exceed 5% of the Feeder’s net assets, refer to the Condensed Consolidated Schedule of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
The Feeder offers three classes of limited partnership Units: Class S, Class D and Class I Units (each a “Unit Class” or a “Class”). The key differences among each Unit Class relate to the ongoing servicing fees and the upfront subscription fee. The term “Transactional NAV” refers to the price at which transactions in the Feeder’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before the Feeder determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in the Feeder and not reflected in the Feeder’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, the Feeder allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. across each Unit Class based on their relative ownership share in the Feeder as of the first calendar day of that month.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to the Feeder’s most recent Transactional NAV per Unit available for each Class, which is the Feeder’s prior month-end
Transactional NAV per Unit.
The following table presents transactions in the Units during the three and six months ended June 30, 2025 and 2024:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of March 31, 2025	37,880,071	24,000	22,376,156	60,280,227
Units Issued	5,011,521	85,056	3,572,802	8,669,379
Conversion of Units Between Classes	(19,550)	—	19,314	(236)
Repurchase of Units	(47,090)	—	(24,991)	(72,081)

Units Outstanding as of June 30, 2025	42,824,952	109,056	25,943,281	68,877,289

Units Outstanding as of March 31, 2024	14,373,376	—	8,239,499	22,612,875
Units Issued	7,508,459	—	3,189,055	10,697,514
Conversion of Units Between Classes	(4,400)	—	4,384	(16)

Units Outstanding as of June 30, 2024	21,877,435	—	11,432,938	33,310,373

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of December 31, 2024	31,356,066	24,000	17,847,128	49,227,194
Units Issued	11,607,941	85,056	8,101,074	19,794,071
Conversion of Units Between Classes	(33,279)	—	32,927	(352)
Repurchase of Units	(105,776)	—	(37,848)	(143,624)

Units Outstanding as of June 30, 2025	42,824,952	109,056	25,943,281	68,877,289

Units Outstanding as of December 31, 2023	—	—	—	—
Units Issued	21,881,835	—	11,428,554	33,310,389
Conversion of Units Between Classes	(4,400)	—	4,384	(16)

Units Outstanding as of June 30, 2024	21,877,435	—	11,432,938	33,310,373

Repurchase Program
The Feeder, as an investor in BXPE U.S. participates in the BXPE U.S. repurchase program (the “Repurchase Program”) and unitholders of the Feeder have a right to participate in the Repurchase Program under the same terms as direct unitholders of BXPE U.S. BXPE U.S. has implemented the Repurchase Program in which it intends to offer to repurchase in each quarter up to
3%
of its Units outstanding as of the close of the previous calendar quarter. BXPE U.S. conducts such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and subject to BXPE U.S.’s limited partnership agreement (the “BXPE U.S. Partnership Agreement”).
Under the Repurchase Program, to the extent BXPE U.S. offers to repurchase its Units in any particular quarter, BXPE U.S. expects to repurchase its Units using a purchase price equal to BXPE U.S.’s transactional net asset value per Unit as of the last calendar day of the applicable quarter (the “Repurchase Date”), subject to the Early Repurchase Deduction (as defined below).

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Any repurchase requests of Units that have been outstanding for fewer than two years will be subject to an early repurchase deduction equal to 5%
of the value of the Transactional NAV of its Units being repurchased (calculated as of the Repurchase Date) (the “Early Repurchase Deduction”) for the benefit of BXPE U.S. and its unitholders, which includes the unitholders of the Feeder, subject to certain exceptions. Unitholders of the Feeder that request a repurchase are entitled to receive the applicable net asset value per Unit of the Feeder as of the valuation date, which is in turn based on the net asset value of BXPE U.S.’s Class I Units (as adjusted for any expenses or liabilities incurred by the Feeder and any assets of, or income received by, the Feeder). The Early Repurchase Deduction is applied by BXPE U.S., without duplication by the Feeder.
During the three and six months ended June 30, 2025, 72,081 and 143,624 Units were repurchased for an aggregate value of $2.2 million and $4.3 million, respectively. During the three and six months ended June 30, 2024, there were no repurchase requests.
5. Related Party Transactions
Partnership Agreement
The Feeder has entered into a limited partnership agreement, as amended and restated (the “Feeder Partnership Agreement”), with the General Partner. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) on behalf of the Feeder by BXPE U.S. (indirectly through the Aggregator). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and six months ended June 30, 2025, the Feeder was allocated $17.6 million and $28.0 million of the Performance Participation Allocation recognized by the Aggregator, respectively. As an investor in BXPE U.S., the Feeder bears its proportionate share of the Performance Participation Allocation, which was $3.4 million and $4.7 million
,
 respectively, for the three and six months ended June 30, 2024. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Performance Participation Allocation.
Investment Management Agreement
BXPE U.S. has entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager may enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE U.S. (indirectly through the Aggregator) pays the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager, at its discretion, did not extend the Management Fee waiver. Effective July 1, 2024, the Aggregator began accruing the Management Fee attributable to the Feeder. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Management Fee.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and six months ended June 30, 2025, the Feeder was allocated $6.4 million and $11.6 million of the gross Management Fee recognized by the Aggregator, respectively. As an investor in BXPE U.S., the Feeder bears its proportionate share of the Management Fee recognized by the Aggregator, which was $2.4 million and $3.9 million, respectively, for the three and six months ended June 30, 2024, which was fully waived by the Investment Manager for the three and six months ended June 30, 2024.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE U.S. (indirectly through the Aggregator). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and six months ended June 30, 2025, the Feeder was allocated $0.5 million and $0.9 million of the Administration Fee recognized by the Aggregator, respectively. As an investor in BXPE U.S., the Feeder bears its proportionate share of the Administration Fee recognized by the Aggregator, which was $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2024. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Administration Fee.
Dealer Manager Agreement
The Feeder and BXPE U.S. entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages the Feeder’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Feeder’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE U.S. and the Feeder’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Feeder’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Feeder’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the unitholder servicing fee, the Feeder uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, repurchases, if any, for that month and distributions payable on the Feeder’s Units. There are no unitholder servicing fees with respect to Class I Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Feeder accrues the cost of the unitholder servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of June 30, 2025 and December 31, 2024 was $72.1 million and $50.8 million, respectively.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Due to Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, on behalf of the Feeder for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest
bearing. Due to Affiliates also consists of balances the Feeder owes to other
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
6. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from the Feeder’s available liquidity, including proceeds from the issuance of Units by the Feeder.
Contingencies
The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2025, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2025.
7. Income Taxes
Uncertain Tax Positions
As of June 30, 2025 and December 31, 2024, the Feeder is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax on adjusted financial statement income. These IRA provisions are either not applicable or not material to the Feeder’s condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. Since the legislation was enacted after the quarter ended June 30, 2025, its impacts are not reflected in the Feeder’s financial results for the three and six months ended June 30, 2025. The Feeder is currently evaluating the potential future impacts of the new legislation.
Tax Contingencies
The Feeder files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Feeder is subject to examination by various taxing authorities.
8. Financial Highlights
The following financial highlights are calculated for the unitholders of the Feeder as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Six Months Ended June 30, 2025 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$26.38	$24.81	$28.22

Net Investment Loss	(0.09)	(0.09)	(0.11)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	2.94	2.68	2.99

Net Increase in Net Assets Resulting from Investment Operations	2.85	2.60	2.88
Servicing Fees	(0.17)	(0.06)	—

Net Increase in Net Assets	2.68	2.54	2.88

Net Asset Value, End of Period	$29.06	$27.34	$31.10

Units Outstanding, End of Period	42,824,952	109,056	25,943,281
Total Return Based on Net Asset Value (b)	10.17%	10.23%	10.22%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses ( c )	0.03%	0.03%	0.03%

Net Investment Loss	-0.37%	-0.40%	-0.37%

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2024 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—

Proceeds from Units Issued	25.00	—	25.00

Net Investment Loss	(0.07)	—	(0.07)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	1.19	—	1.19
Servicing Fees	(1.73)	—	—

Net Increase (Decrease) in Net Assets	(0.61)	—	1.12

Net Asset Value, End of Period	$24.39	$—	$26.12

Units Outstanding, End of Period	21,877,435	—	11,432,938
Total Return Based on Net Asset Value (b)	-2.42%	—	4.49%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (c)	0.03%	—	0.03%

Net Investment Loss	-0.27%	—	-0.26%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Feeder’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for the six months ended June 30, 2025 or the initial Net Asset Value per Unit of $25.00 for the six months ended June 30, 2024. Total return does not include upfront transaction fees, if any.

( c )	Expense ratio includes Professional Fees.
9. Subsequent Events
There have been no events since June 30, 2025 that require recognition or disclosure in the condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30,	December 31,
	2025	2024
Assets
Investment in the Aggregator at Fair Value (Cost $6,142,062 as of June 30, 2025; $4,247,996 as of December 31, 2024)	$7,173,477	$4,662,353
Cash and Cash Equivalents	1,957	1,616
Repurchases Receivable	8,166	563
Due from Affiliates	321	8
Other Assets	221	280

Total Assets	$7,184,142	$4,664,820

Liabilities and Net Assets
Due to Affiliates	$628	$225
Accounts Payable, Accrued Expenses and Other Liabilities	1,710	1,153
Repurchases Payable	7,883	544
Servicing Fees Payable	147,231	107,005

Total Liabilities	157,452	108,927

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized (86,968,721 Units issued and outstanding as of June 30, 2025; 65,661,316 Units issued and outstanding as of December 31, 2024)	2,549,616	1,741,432
Limited Partnership Unit — Class D Units, unlimited Units authorized (2,781,080 Units issued and outstanding as of June 30, 2025; 2,346,107 Units issued and outstanding as of December 31, 2024)	85,469	65,235
Limited Partnership Unit — Class I Units, unlimited Units authorized (140,029,174 Units issued and outstanding as of June 30, 2025; 96,932,930 Units issued and outstanding as of December 31, 2024)	4,391,355	2,748,976
Limited Partnership Unit — Class N Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2025; no Units issued and outstanding as of December 31, 2024)	—	—
General Partner Interest	250	250

Total Net Assets	7,026,690	4,555,893

Total Liabilities and Net Assets	$7,184,142	$4,664,820

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Professional Fees	$534	$478	$1,032	$955
Directors’ Fees	104	175	207	436
Warehousing Fees	—	—	—	1,166
Other	149	27	155	31

Total Expenses	787	680	1,394	2,588
Warehousing Fees Waived	—	—	—	(1,166)

Net Expenses	787	680	1,394	1,422

Net Investment Loss	(787)	(680)	(1,394)	(1,422)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	394,766	79,288	617,057	107,182

Net Increase in Net Assets Resulting from Operations	$393,979	$78,608	$615,663	$105,760

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Class N Units	General Partner Interest	Total Net Assets
Balance at March 31, 2025	$2,148,863	$73,087	$3,516,592	$—	$250	$5,738,792
Proceeds from Units Issued	283,415	15,110	626,285	—	—	924,810
Net Investment Loss	(300)	(9)	(478)	—	—	(787)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	149,481	4,728	240,557	—	—	394,766
Servicing Fees	(22,874)	(225)	—	—	—	(23,099)
Conversion of Units Between Classes	(5,082)	(7,226)	12,308	—	—	—
Repurchase of Units, Net of Early Repurchase Deduction	(3,887)	4	(3,909)	—	—	(7,792)

Balance at June 30, 2025	$2,549,616	$85,469	$4,391,355	$—	$250	$7,026,690

Balance at March 31, 2024	$765,797	$40,287	$1,104,387	$—	$250	$1,910,721
Proceeds from Units Issued	429,935	6,600	522,828	—	—	959,363
Net Investment Loss	(290)	(12)	(378)	—	—	(680)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	33,794	1,396	44,098	—	—	79,288
Servicing Fees	(28,679)	(128)	—	—	—	(28,807)
Conversion of Units Between Classes	(4,067)	—	4,067	—	—	—

Balance at June 30, 2024	$1,196,490	$48,143	$1,675,002	$—	$250	$2,919,885

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Class N Units	General Partner Interest		Total Net Assets
Balance at December 31, 2024	$1,741,432	$65,235	$2,748,976	$—	$250		$4,555,893
Proceeds from Units Issued	632,785	20,110	1,261,692	—	—		1,914,587
Net Investment Loss	(536)	(17)	(841)	—	—		(1,394)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	235,922	7,696	373,439	—	—		617,057
Servicing Fees	(47,520)	(335)	—	—	—		(47,855)
Conversion of Units Between Classes	(7,187)	(7,226)	14,413	—	—		—
Repurchase of Units, Net of Early Repurchase Deduction	(5,280)	6	(6,324)	—	—		(11,598)

Balance at June 30, 2025	$2,549,616	$85,469	$4,391,355	$—	$250		$7,026,690

Balance at December 31, 2023	$—	$—	$100	$—	$—		$100
Proceeds from Units Issued	1,239,062	47,100	1,611,701	—	250	(a)	2,898,113
Net Investment Loss	(595)	(28)	(799)	—	—		(1,422)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	45,247	2,002	59,933	—	—		107,182
Servicing Fees	(83,157)	(931)	—	—	—		(84,088)
Repurchase of Units, Net of Early Repurchase Deduction	(4,067)	—	4,067	—	—		—

Balance at June 30, 2024	$1,196,490	$48,143	$1,675,002	$—	$250		$2,919,885

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$615,663	$105,760
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(617,057)	(107,182)
Non-cash Directors’ Fees	—	184
Investment in the Aggregator	(1,906,168)	(2,893,789)
Proceeds from Repurchase of Investment in the Aggregator	4,499	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(235)	—
Other Assets	59	—
Due to Affiliates	403	292
Accounts Payable, Accrued Expenses and Other Liabilities	557	1,033

Net Cash Used in Operating Activities	(1,902,279)	(2,893,702)

Financing Activities
Proceeds from Issuance of Units	1,914,587	2,897,929
Payment for Servicing Fees	(7,628)	(2,166)
Early Repurchase Deduction Received from the Feeder	64	—
Repurchase of Units, Net of Early Repurchase Deduction	(4,403)	—

Net Cash Provided by Financing Activities	1,902,620	2,895,763

Cash and Cash Equivalents
Net Increase	341	2,061
Beginning of Period	1,616	100

End of Period	$1,957	$2,161

Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$8	$8

Supplemental Disclosure of Non-Cash Financing Activities
Non-cash Directors’ Fees	$—	$184

Accrued Servicing Fees	$47,855	$84,088

Repurchase of Units, Net of Early Repurchase Deduction	$7,883	$—

Early Repurchase Deduction Receivable from the Feeder	$87	$—

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (228,544,353 Units) (a)	Investee Fund	Various	Various	$7,173,477	102.1%

Total Investments (Cost $6,142,062)				$7,173,477	102.1%

	December 31, 2024
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (164,267,528 Units) (a)	Investee Fund	Various	Various	$4,662,353	102.3%

Total Investments (Cost $4,247,996)				$4,662,353	102.3%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on BXPE U.S.’s proportional share of investments through investees.
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
Valuation of Investments at Fair Value
BXPE U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXPE U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXPE U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXPE U.S. may have bank balances in excess of federally insured amounts; however, BXPE U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
BXPE U.S. is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to BXPE U.S.’s unitholders. It is possible that BXPE U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXPE U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in BXPE U.S. would be treated as shareholders in a corporation, and BXPE U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXPE U.S. would be required to pay income tax at corporate rates on its net taxable income.
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
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income on the record date of distributions from the Aggregator. BXPE U.S. has an interest of
 80.7% and 76.4% in the Aggregator as of June 30, 2025 and December 31, 2024, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S. net assets, see the Aggregator’s Condensed Consolidated Schedule of Investments included following these condensed financial statements.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. and BXPE Lux (the “Borrowers”) entered into an amended and restated unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. On August 8, 2024, the Aggregator and a subsidiary of BXPE Lux entered into joinders to the A&R Line of Credit pursuant to which such entities became Borrowers thereunder, but were subsequently released as Borrowers on October 3, 2024, in connection with the Aggregator Credit Agreement (as defined in Note 5. “Borrowings — Aggregator Credit Agreement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator). The A&R Line of Credit was renewed for an additional one-year
term and now expires on November 4, 2025, subject to additional one year extension options requiring Finco approval.
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
To the extent the Borrowers have not repaid all loans and other obligations under the A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrowers will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any repurchase requests of the Borrowers pursuant to any established unit repurchase plans, (c) use funds to close any investment which the Borrowers committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

consistent with the immediately preceding fiscal quarter. The A&R Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2025 and December 31, 2024, BXPE U.S. had no borrowings or amounts outstanding under the A&R Line of Credit.
5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
BXPE U.S. offers four classes of limited partnership Units: Class S, Class D, Class I Units and Class N Units (each a “Unit Class” or a “Class”). As of June 30, 2025 and 2024, no Class N Units were outstanding. The key differences among each Unit Class relate to the ongoing servicing fees and the upfront subscription fee. The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for
Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXPE U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, BXPE U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each Unit Class based on their relative ownership share in BXPE U.S. as of the first calendar day of that month.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXPE U.S.’s prior month-end
Transactional NAV per Unit.
The following table presents transactions in the Units during the three and six months ended June 30, 2025 and 2024:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of March 31, 2025	77,766,478	2,522,223	118,980,768	199,269,469
Units Issued	9,502,536	498,259	20,772,111	30,772,906
Conversion of Units Between Classes	(170,851)	(239,402)	407,526	(2,727)
Repurchase of Units	(129,442)	—	(131,231)	(260,673)

Units Outstanding as of June 30, 2025	86,968,721	2,781,080	140,029,174	229,778,975

Units Outstanding as of March 31, 2024	32,272,800	1,616,129	43,433,515	77,322,444
Units Issued	16,801,536	258,738	20,363,833	37,424,107
Conversion of Units Between Classes	(157,614)	—	157,056	(558)

Units Outstanding as of June 30, 2024	48,916,722	1,874,867	63,954,404	114,745,993

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of December 31, 2024	65,661,316	2,346,107	96,932,930	164,940,353
Units Issued	21,730,577	674,375	42,830,921	65,235,873
Conversion of Units Between Classes	(244,575)	(239,402)	480,570	(3,407)
Repurchase of Units	(178,597)	—	(215,247)	(393,844)

Units Outstanding as of June 30, 2025	86,968,721	2,781,080	140,029,174	229,778,975

Units Outstanding as of December 31, 2023	—	—	4,000	4,000
Units Issued	49,074,336	1,874,867	63,793,348	114,742,551
Conversion of Units Between Classes	(157,614)	—	157,056	(558)

Units Outstanding as of June 30, 2024	48,916,722	1,874,867	63,954,404	114,745,993

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
During the three and six months ended June 30, 2025, 260,673 and 393,844 Units were repurchased for a value, net of the Early Repurchase Deduction, of $7.8 million and $11.6 million, respectively. During the three and six months ended June 30, 2024, there were no repurchase requests.
6. Income Taxes
Uncertain Tax Positions
As of June 30, 2025 and December 31, 2024, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax on adjusted financial statement income. These IRA provisions are either not applicable or not material to BXPE U.S.’s condensed financial statements for the three and six months ended June 30, 2025 and 2024.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. Since the legislation was enacted after the quarter ended June 30, 2025, its impacts are not reflected in BXPE U.S.’s financial results for the three and six months ended June 30, 2025. BXPE U.S. is currently evaluating the potential future impacts of the new legislation.
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
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE U.S. (indirectly through the Aggregator). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and six months ended June 30, 2025, BXPE U.S. was allocated $59.1 million and $93.7 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and six months ended June 30, 2024, BXPE U.S. was allocated $11.6 million and $16.2 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.
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
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager, at its discretion, did not extend the Management Fee waiver. Effective July 1, 2024, the Aggregator began accruing the Management Fee attributable to BXPE U.S. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and six months ended June 30, 2025, BXPE U.S. was allocated $21.5 million and $38.7 million of the gross Management Fee recognized by the Aggregator, respectively. For the three and six months ended June 30, 2024, BXPE U.S. was allocated $8.5 million and $13.5 million, respectively, of the gross Management Fee recognized by the Aggregator, which was fully waived by the Investment Manager for the six months ended June 30, 2024.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE U.S. (indirectly through the Aggregator). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. For the three and six months ended June 30, 2025, BXPE U.S. was allocated $1.6 million and $2.9 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and six months ended June 30, 2024, BXPE U.S. was allocated $0.7 million and $1.1 million, respectively, of the Administration Fee recognized by the Aggregator. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration Fee.
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
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85%, 0.25% and 0.50% of the value of BXPE U.S.’s Transactional NAV attributable to Class S, Class D and Class N Units, respectively, as of the last day of each month. In calculating the servicing fees, BXPE U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, repurchases, if any, for that month and distributions payable on BXPE U.S.’s Units. There are no unitholder servicing fees with respect to Class I Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S, Class D and Class N Units are sold. Servicing Fees Payable as of June 30, 2025 and December 31, 2024 was $147.2 million and $107.0 million, respectively
, for Class S and Class D. As of June 30, 2025 and December 31, 2024, no class N Units were outstanding.
Line of Credit
The Borrowers entered into the A&R Line of Credit with Finco. For additional information, see Note 4. “Line of Credit Agreement.”

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
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2025, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2025.
9. Financial Highlights
The following financial highlights for the six months ended June 30, 2025 and 2024 are calculated for the unitholders of BXPE U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. As of June 30, 2025 and 2024, no Class N Units were outstanding.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2025 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$26.52	$27.81	$28.36

Proceeds from Units Issued	—	—	—

Net Investment Loss	(0.01)	(0.01)	(0.01)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	2.97	2.98	3.00

Net Increase in Net Assets Resulting from Investment Operations	2.96	2.98	3.00
Servicing Fees	(0.17)	(0.05)	—

Net Increase in Net Assets	2.80	2.93	3.00

Net Asset Value, End of Period	$29.32	$30.73	$31.36

Units Outstanding, End of Period	86,968,721	2,781,080	140,029,174
Total Return Based on Net Asset Value (b)	10.54%	10.52%	10.58%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.02%	0.02%	0.02%

Total Expenses	0.02%	0.02%	0.02%

Net Investment Loss	-0.02%	-0.02%	-0.02%

	Six Months Ended June 30, 2024 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$25.00

Proceeds from Units Issued	25.00	25.00	—

Net Investment Loss	(0.02)	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1.21	1.20	1.21
Servicing Fees	(1.73)	(0.50)	—

Net Increase (Decrease) in Net Assets	(0.54)	0.68	1.19

Net Asset Value, End of Period	$24.46	$25.68	$26.19

Units Outstanding, End of Period	48,916,722	1,874,867	63,954,404
Total Return Based on Net Asset Value (b)	-2.16%	2.71%	4.76%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.12%	0.13%	0.12%
Warehousing Fees Waivers	-0.05%	-0.06%	-0.06%

Total Expenses	0.07%	0.07%	0.06%

Net Investment Loss	-0.07%	-0.07%	-0.06%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for the six months ended June 30, 2025 or the initial Net Asset Value per Unit of $25.00 for the six months ended June 30, 2024. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Professional Fees, Directors’ Fees, and Other. For the six months ended June 30, 2024, the expense ratio also included Warehousing Fees.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10. Subsequent Events
There have been no events since June 30, 2025 that require recognition or disclosure in the condensed financial statements.

BXPE US Aggregator (CYM) L.P.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $6,829,590 as of June 30, 2025; $4,913,264 as of December 31, 2024)	$8,141,468	$5,329,357
Investments in Affiliated Investee Funds at Fair Value (Cost $844,262 as of June 30, 2025; $736,141 as of December 31, 2024)	1,004,690	832,952
Cash and Cash Equivalents	50,450	114,690
Derivative Assets at Fair Value (Cost $473 as of June 30, 2025; $- as of December 31, 2024)	225	47,182
Due from Affiliates	215	—
Accounts Receivable	3,387	3,066
Other Assets	15,968	65,283
Deferred Assets	20,041	13,712

Total Assets	$9,236,444	$6,406,242

Liabilities and Net Assets
Due to Affiliates	$7,120	$6,261
Credit Facilities	62,000	129,000
Payable for Investments Purchased	17	21,151
Accrued Performance Participation Allocation	73,618	83,602
Management Fee Payable	26,847	18,209
Derivative Liabilities at Fair Value (Cost $- as of June 30, 2025 and December 31, 2024)	68,666	—
Deferred Tax Liabilities, Net	73,360	27,121
Taxes Payable	2,093	—
Administration Fees Payable	1,980	1,457
Accounts Payable, Accrued Expenses and Other Liabilities	6,905	13,257
Repurchases Payable	19,399	7,037

Total Liabilities	342,005	307,095

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized (283,386,912 Units issued and outstanding as of June 30, 2025; 214,889,732 Units issued and outstanding as of December 31, 2024)	8,894,439	6,099,147
Limited Partnership Unit — Class B Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2025; no Units issued and outstanding as of December 31, 2024)	—	—

Total Net Assets	8,894,439	6,099,147

Total Liabilities and Net Assets	$9,236,444	$6,406,242

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$22,830	$20,605	$41,949	$40,707
Dividend Income	61,763	16,860	94,440	22,692
Other	90	9,830	205	9,884

Total Income	84,683	47,295	136,594	73,283

Expenses
Management Fees	26,847	11,248	48,866	16,947
Organizational Expenses	2,334	41	3,020	5,476
Performance Participation Allocation	73,618	15,573	117,892	20,785
Professional Fees	5,683	3,285	12,102	4,216
Deferred Financing Cost Amortization	1,734	—	3,262	—
Deferred Offering Costs Amortization	158	732	268	1,375
Administration Fees	1,981	900	3,648	1,356
Interest Expense	1,000	—	5,766	—
Other	—	28	—	935

Total Expenses	113,355	31,807	194,824	51,090
Management Fees Waived	—	(11,248)	—	(16,947)
Expense Support	—	—	—	(187)

Net Expenses	113,355	20,559	194,824	33,956

Net Investment Income (Loss) Before Provision for Taxes	(28,672)	26,736	(58,230)	39,327
Provision for Taxes	24,052	2,036	50,756	2,350

Net Investment Income (Loss)	(52,724)	24,700	(108,986)	36,977

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain on Investments and Derivative Instruments	2,832	(908)	42,931	(1,044)
Net Change in Unrealized Gain (Loss) on Investments	441,053	83,513	749,868	104,527
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(51,649)	2,937	(116,095)	2,937
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	153,195	(3,097)	209,560	(5,437)

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	545,431	82,445	886,264	100,983

Net Increase in Net Assets Resulting from Operations	$492,707	$107,145	$777,278	$137,960

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at March 31, 2025	$7,429,633	$—	$7,429,633
Proceeds from Units Issued	991,499	—	991,499
Net Investment Loss	(52,724)	—	(52,724)
Net Realized Gain on Investments and Derivative Instruments	2,832	—	2,832
Net Change in Unrealized Gain (Loss) on Investments	441,053	—	441,053
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(51,649)	—	(51,649)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	153,195	—	153,195
Repurchase of Units	(19,400)	—	(19,400)

Balance at June 30, 2025	$8,894,439	$—	$8,894,439

Balance at March 31, 2024	$2,562,309	$—	$2,562,309
Proceeds from Units Issued	1,496,527	—	1,496,527
Net Investment Income	24,700	—	24,700
Net Realized Loss on Investments and Derivative Instruments	(908)	—	(908)
Net Change in Unrealized Gain (Loss) on Investments	83,513	—	83,513
Net Change in Unrealized Gain (Loss) on Derivative Instruments	2,937	—	2,937
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(3,097)	—	(3,097)

Balance at June 30, 2024	$4,165,981	$—	$4,165,981

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at December 31, 2024	$6,099,147	$—	$6,099,147
Proceeds from Units Issued	2,049,551	—	2,049,551
Net Investment Loss	(108,986)	—	(108,986)
Net Realized Gain on Investments and Derivative Instruments	42,931	—	42,931
Net Change in Unrealized Gain (Loss) on Investments	749,868	—	749,868
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(116,095)	—	(116,095)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	209,560	—	209,560
Repurchase of Units	(31,537)	—	(31,537)

Balance at June 30, 2025	$8,894,439	$—	$8,894,439

Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	4,028,021	—	4,028,021
Net Investment Income	36,977	—	36,977
Net Realized Loss on Investments	(1,044)	—	(1,044)
Net Change in Unrealized Gain (Loss) on Investments	104,527	—	104,527
Net Change in Unrealized Gain (Loss) on Derivative Instruments	2,937		2,937
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(5,437)	—	(5,437)

Balance at June 30, 2024	$4,165,981	$—	$4,165,981

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$777,278	$137,960
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized (Gain) Loss on Investments and Derivative Instruments	(42,931)	1,044
Net Change in Unrealized (Gain) Loss on Investments	(749,868)	(104,527)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	116,095	(2,937)
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	(209,560)	5,437
Net Amortization of Debt Investments	5	72
Deferred Costs Amortization	3,531	1,375
Purchases of Investments	(2,354,080)	(4,208,303)
Proceeds from Investments	371,680	1,101,038
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(215)	—
Accounts Receivable	(321)	(6,527)
Other Assets	49,747	(31,148)
Deferred Assets	(9,860)	(2,785)
Due to Affiliates	859	1,084
Accounts Payable, Accrued Expenses and Other Liabilities	(6,352)	10,314
Payable for Investments Purchased	(21,134)	62,950
Deferred Tax Liabilities, Net	46,239	37
Taxes Payable	2,093	2,313
Management Fee Payable	8,638	—
Administration Fees Payable	523	1,356
Accrued Performance Participation Allocation	(9,984)	20,785

Net Cash Used in Operating Activities	(2,027,617)	(3,010,462)

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Financing Activities (Continued)
Proceeds from Issuance of Units	$2,049,551	$4,028,021
Proceeds from Credit Facilities	1,314,000	—
Repayment of Credit Facilities	(1,381,000)	—
Payments for Capital Redemptions	(19,174)	—

Net Cash Provided by Financing Activities	1,963,377	4,028,021

Cash and Cash Equivalents
Net Increase (Decrease)	(64,240)	1,017,559
Beginning of Period	114,690	—

End of Period	$50,450	$1,017,559

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$2,188	$—

Cash Paid for Interest	$5,970	$—

Supplemental Disclosure of Non-Cash Financing Activities
Repurchase of Units	$19,400	$—

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Investments
Portfolio Companies (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$626,395	7.0%
Other Investment(s) in Equity	APAC	225,428	2.5%
Other Investment(s) in Equity	EMEA	210,946	2.4%

Total Business Services		1,062,769	11.9%

Consumer
Other Investment(s) in Equity (b)	Americas	748,670	8.4%
Other Investment(s) in Equity	EMEA	33,034	0.4%

Total Consumer		781,704	8.8%

Energy
Other Investment(s) in Equity	Americas	40,567	0.5%
Other Investment(s) in Equity	EMEA	9,296	0.1%
Other Investment(s) in Equity	APAC	456	0.0%

Total Energy		50,319	0.6%

Financial Services
Other Investment(s) in Equity (b)	Americas	851,859	9.6%
Other Investment(s) in Equity	EMEA	110,963	1.2%
Other Investment(s) in Equity	APAC	4,234	0.0%

Total Financial Services		967,056	10.9%

Healthcare
Other Investment(s) in Equity (b)	Americas	472,914	5.3%
Other Investment(s) in Equity	APAC	5,179	0.1%

Total Healthcare		478,093	5.4%

Industrials
Other Investment(s) in Equity (b)	Americas	532,036	6.0%
Other Investment(s) in Equity	APAC	2,299	0.0%

Total Industrials		534,335	6.0%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Portfolio Companies (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$297,865	3.3%
Other Investment(s) in Equity	Americas	150,477	1.7%

Total Infrastructure		448,342	5.0%

Media & Entertainment
Aurelia Aggregator (CYM) L.P. (43,118 Shares)	EMEA	453,319	5.1%
Other Investment(s) in Equity (b)	EMEA	625,259	7.0%
Other Investment(s) in Equity	APAC	18,921	0.2%

Total Media & Entertainment		1,097,499	12.3%

Software
Other Investment(s) in Equity (b)	Americas	663,025	7.5%
Other Investment(s) in Equity	EMEA	233,109	2.6%

Total Software		896,134	10.1%

Technology & Services
Matrix Holdings III DE L.P. (1,261,863 shares)	Americas	193,665	2.2%
Other Investment(s) in Equity	Americas	275,481	3.1%
Other Investment(s) in Equity	EMEA	23,307	0.3%

Total Technology & Services		492,453	5.5%

Total Portfolio Companies (Cost: Americas $3,841,135, EMEA $1,276,462, APAC $488,470)		6,808,704	76.6%

Debt Investments
Debt Investments - Private (c)
Consumer
Other Investment(s) in Debt	EMEA	320,610	3.6%

Total Consumer		320,610	3.6%

Energy
Other Investment(s) in Debt	APAC	6,477	0.1%

Total Energy		6,477	0.1%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) (c)
Software
Other Investment(s) in Debt	Americas	$404	0.0%

Total Software		404	0.0%

Technology & Services
Matrix Holdings II DE L.P. (Outstanding principle of $246,089)	Americas	289,596	3.3%
Matrix Holdings DE L.P. (Outstanding principle of $18,327)	Americas	27,038	0.3%
Other Investment(s) in Debt	Americas	25,517	0.3%

Total Technology & Services		342,151	3.8%

Total Debt Investments - Private (Cost: Americas $293,175, EMEA $262,610, APAC $5,812)		669,642	7.5%

Debt Investments - Liquids (d)
Business Services
Other Investment(s) in Debt	Americas	82,654	0.9%

Total Business Services		82,654	0.9%

Consumer
Other Investment(s) in Debt	Americas	92,113	1.0%
Other Investment(s) in Debt	EMEA	9,838	0.1%

Total Consumer		101,951	1.1%

Energy
Other Investment(s) in Debt	Americas	36,974	0.4%

Total Energy		36,974	0.4%

Financial Services
Other Investment(s) in Debt	Americas	96,672	1.1%
Other Investment(s) in Debt	EMEA	2,975	0.0%

Total Financial Services		99,647	1.1%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued) (d)
Healthcare
Other Investment(s) in Debt	Americas	$38,232	0.4%
Other Investment(s) in Debt	EMEA	3,938	0.0%

Total Healthcare		42,170	0.5%

Industrials
Other Investment(s) in Debt	Americas	139,382	1.6%
Other Investment(s) in Debt	EMEA	16,728	0.2%
Other Investment(s) in Debt	APAC	4,108	0.0%

Total Industrials		160,218	1.8%

Infrastructure
Other Investment(s) in Debt	Americas	37,044	0.4%

Total Infrastructure		37,044	0.4%

Media & Entertainment
Other Investment(s) in Debt	Americas	4,152	0.0%

Total Media & Entertainment		4,152	0.0%

Software
Other Investment(s) in Debt	Americas	73,263	0.8%

Total Software		73,263	0.8%

Technology & Services
Other Investment(s) in Debt	Americas	25,049	0.3%

Total Technology & Services		25,049	0.3%

Total Debt Investments - Liquids (Cost: Americas $624,390, EMEA $33,451, APAC $4,085)		663,122	7.5%

Total Debt Investments (Cost: Americas $917,565, EMEA $296,061, APAC $9,897)		1,332,764	15.0%

Total Investments (Cost: $6,829,590)		8,141,468	91.5%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Affiliated Investee Funds
Energy
Other Investment(s) in Affiliated Investee Funds	Americas	$36,337	0.4%

Total Energy		36,337	0.4%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	24,942	0.3%

Total Financial Services		24,942	0.3%

Healthcare
Other Investment(s) in Affiliated Investee Funds	Americas	71,696	0.8%

Total Healthcare		71,696	0.8%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	78,966	0.9%

Total Infrastructure		78,966	0.9%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	117,029	1.3%

Total Secondaries		117,029	1.3%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	115,645	1.3%

Total Software		115,645	1.3%

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Various	260,448	2.9%
Other Investment(s) in Affiliated Investee Funds	Americas	201,617	2.3%

Total Specialty Finance		462,065	5.2%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	98,010	1.1%
Total Technology & Services		98,010	1.1%
Total Affiliated Investee Funds (Cost: Americas $556,620, EMEA $268,540, APAC $19,102)		1,004,690	11.3%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Cash and Cash Equivalents
Money Market Fund
Other Money Market Fund(s)	Americas	$5,094	0.1%

Total Money Market Fund (Cost: Americas $5,094)		5,094	0.1%

Cash
Cash Held at Banks	n/a	45,356	0.5%

Total Cash (Cost: $45,356)		45,356	0.5%

Total Cash and Cash Equivalents (Cost: $50,450)		50,450	0.6%

Derivative Instruments
Foreign Currency Contract(s)	n/a	(63,919)	-0.7%
Forward Sales Contracts (e)	Americas	(4,747)	-0.1%
Commodity Futures Contract(s)	n/a	225	0.0%

Total Derivative Instruments (Cost: $473)		(68,441)	-0.8%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $7,724,775)		$9,128,167	102.6%

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Investments
Portfolio Companies (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$367,849	6.0%
Other Investment(s) in Equity	EMEA	192,472	3.2%

Total Business Services		560,321	9.2%

Consumer
Other Investment(s) in Equity	Americas	265,594	4.4%

Total Consumer		265,594	4.4%

Energy
Other Investment(s) in Equity	Americas	29,076	0.5%
Other Investment(s) in Equity	EMEA	6,835	0.1%
Other Investment(s) in Equity	APAC	415	0.0%

Total Energy		36,326	0.6%

Financial Services
Other Investment(s) in Equity (b)	Americas	477,512	7.8%
Other Investment(s) in Equity	EMEA	91,662	1.5%

Total Financial Services		569,174	9.3%

Healthcare
Other Investment(s) in Equity	Americas	238,892	3.9%

Total Healthcare		238,892	3.9%

Industrials
Other Investment(s) in Equity (b)	Americas	351,339	5.8%

Total Industrials		351,339	5.8%

Infrastructure
Other Investment(s) in Equity	APAC	275,315	4.5%
Other Investment(s) in Equity	Americas	126,253	2.1%

Total Infrastructure		401,568	6.6%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Portfolio Companies (continued) (a)
Media & Entertainment
Aurelia Aggregator (CYM) L.P. (43,118 Shares)	EMEA	$362,512	5.9%
Other Investment(s) in Equity (b)	EMEA	547,991	9.0%
Other Investment(s) in Equity	APAC	14,026	0.2%

Total Media & Entertainment		924,529	15.2%

Software
Other Investment(s) in Equity	EMEA	190,778	3.1%
Other Investment(s) in Equity	Americas	180,242	3.0%

Total Software		371,020	6.1%

Technology & Services
Matrix Holdings III DE L.P. (62,342 Shares)	Americas	62,862	1.0%
Other Investment(s) in Equity	Americas	265,028	4.3%
Other Investment(s) in Equity	EMEA	19,240	0.3%

Total Technology & Services		347,130	5.7%

Total Portfolio Companies (Cost: Americas $2,104,993, EMEA $1,281,707, APAC $289,911)		4,065,893	66.7%

Debt Investments (f)
Business Services
Other Investment(s) in Debt	Americas	82,370	1.4%

Total Business Services		82,370	1.4%

Consumer
Other Investment(s) in Debt	EMEA	280,496	4.6%
Other Investment(s) in Debt	Americas	104,847	1.7%

Total Consumer		385,343	6.3%

Energy
Other Investment(s) in Debt	Americas	37,686	0.6%
Other Investment(s) in Debt	APAC	5,689	0.1%

Total Energy		43,375	0.7%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Debt Investments (continued) (f)
Financial Services
Other Investment(s) in Debt	Americas	$101,033	1.7%
Other Investment(s) in Debt	EMEA	3,002	0.0%

Total Financial Services		104,035	1.7%

Healthcare
Other Investment(s) in Debt	Americas	47,735	0.8%
Other Investment(s) in Debt	EMEA	3,998	0.1%

Total Healthcare		51,733	0.8%

Industrials
Other Investment(s) in Debt	Americas	143,055	2.3%
Other Investment(s) in Debt	EMEA	16,840	0.3%
Other Investment(s) in Debt	APAC	4,123	0.1%

Total Industrials		164,018	2.7%

Infrastructure
Other Investment(s) in Debt	Americas	50,369	0.8%

Total Infrastructure		50,369	0.8%

Media & Entertainment
Other Investment(s) in Debt	Americas	5,767	0.1%

Total Media & Entertainment		5,767	0.1%

Software
Other Investment(s) in Debt	Americas	79,759	1.3%

Total Software		79,759	1.3%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Debt Investments (continued) (f)
Technology & Services
Matrix Holdings II DE L.P. (Outstanding Principal of $198,504)	Americas	$211,562	3.5%
Matrix Holdings DE L.P. (Outstanding Principal of $26,329)	Americas	29,057	0.5%
Other Investment(s) in Debt	Americas	56,076	0.9%

Total Technology & Services		296,695	4.9%

Total Debt Investments (Cost: Americas $925,421, EMEA $301,315, APAC $9,917)		1,263,464	20.7%

Total Investments (Cost: $4,913,264)		5,329,357	87.4%

Affiliated Investee Funds
Energy
Other Investment(s) in Affiliated Investee Funds	Americas	35,439	0.6%

Total Energy		35,439	0.6%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	17,720	0.3%

Total Financial Services		17,720	0.3%

Healthcare
Other Investment(s) in Affiliated Investee Funds	Americas	45,005	0.7%

Total Healthcare		45,005	0.7%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	67,977	1.1%

Total Infrastructure		67,977	1.1%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	22,749	0.4%

Total Secondaries		22,749	0.4%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	72,790	1.2%

Total Software		72,790	1.2%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Affiliated Investee Funds (continued)
Specialty Finance
Blackstone CLO Management LLC – Series 9 (b)	Various	$292,513	4.8%
Other Investment(s) in Affiliated Investee Funds	Americas	186,001	3.0%

Total Specialty Finance		478,514	7.8%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	92,758	1.5%

Total Technology & Services		92,758	1.5%

Total Affiliated Investee Funds (Cost: Americas $438,673, EMEA $18,823, Various $278,645)		832,952	13.7%

Cash and Cash Equivalents
Money Market Fund
Fidelity Institutional Treasury Portfolio Money Market Fund	Americas	60,283	1.0%

Total Money Market Fund (Cost: Americas $60,283)		60,283	1.0%

Cash
Cash Held at Banks	n/a	54,407	0.9%

Total Cash (Cost: $54,407)		54,407	0.9%

Total Cash and Cash Equivalents (Cost: $114,690)		114,690	1.9%

Derivative Instruments
Foreign Currency Contracts	n/a	47,182	0.8%

Total Derivative Instruments (Cost: $-)		47,182	0.8%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $5,764,095)		$6,324,181	103.7%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a	Not applicable.
EMEA	Europe, Middle East and Africa.
APAC	Asia Pacific.
(a)
Portfolio Companies are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants and (4) other equity-linked securities.

(b)
There were no single investments included in this category that exceeded 5% of net assets of BXPE US Aggregator (CYM) L.P., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. or a Parallel Fund.

(c)	Private debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to direct lending debt investments.

.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

(d)
Liquid debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans and (2) interests in collateralized loan obligations (“CLOs”). Investments that are generally liquid in nature are intended to be held for short durations and may be used to generate income, facilitate capital deployment or provide a potential source of liquidity.

(e)	Contract is on a portfolio company investment in the Technology & Services industry.
(f)
Debt includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in CLOs and (3) direct lending debt investments.

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
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. and the Feeder are structured as a perpetual-life strategy with monthly, fully funded subscriptions and periodic repurchase offers. The Feeder invests all or substantially all of its assets in BXPE U.S. In turn, BXPE U.S. invests all or substantially all of its assets in the Aggregator.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXPE U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications of prior periods’ amounts have been made to conform to the current year presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
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
Fair Value Measurement
(“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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

6
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Investments at Fair Value and Investments in Affiliated or Unaffiliated Investee Funds
Investments at Fair Value
The Aggregator records public and private investments at trade date and closing date, respectively, and values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”
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

6
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
fees.
Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued by the Aggregator after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.
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
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including but not limited to, the publicly traded share price of the common shares or units in active markets as of the reporting date, preferred-in-kind
dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, the Aggregator will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.
Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.

6
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
Foreign Currency
In the normal course of business, the Aggregator makes investments in
non-U.S.
dollar currency investments.
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

6
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
.
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
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense Support on the Condensed Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.
Income Taxes
The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would

6
5

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
To the extent investments made by the
non-U.S.
subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30%
of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
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

6
6

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	June 30, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$45,356	$—	$—	$—	$45,356
Money Market Fund	5,094	—	—	—	5,094

Total Cash and Cash Equivalents	50,450	—	—	—	50,450

Investments
Portfolio Companies	—	197,262	6,572,416	39,026	6,808,704
Debt Investments	—	663,123	669,641	—	1,332,764

Total Investments	—	860,385	7,242,057	39,026	8,141,468
Investments in Affiliated Investee Funds	—	—	71,696	932,994	1,004,690
Derivative Assets	—	225	—	—	225

	$50,450	$860,610	$7,313,753	$972,020	$9,196,833

Liabilities
Derivative Liabilities	$—	$68,666	$—	$—	$68,666

	December 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$54,407	$—	$—	$—	$54,407
Money Market Fund	60,283	—	—	—	60,283

Total Cash and Cash Equivalents	114,690	—	—	—	114,690

Investments
Portfolio Companies	—	2,768	4,028,240	34,885	4,065,893
Debt Investments	—	722,180	541,284	—	1,263,464

Total Investments	—	724,948	4,569,524	34,885	5,329,357
Investments in Affiliated Investee Funds	—	—	248,934	584,018	832,952
Derivative Assets	—	47,182	—	—	47,182

	$114,690	$772,130	$4,818,458	$618,903	$6,324,181

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of June 30, 2025, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.

6
7

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of June 30, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$6,347,761	Discounted Cash Flows	WACC	8.6% - 30.6%	16.7%	Lower
			Exit Multiple	7.6x - 24.0x	16.3x	Higher
	224,655	Transactional Value	n/a
Debt Investments	669,641	Discounted Cash Flows	WACC	8.3% - 15.8%	12.4%	Lower

Total Investments	7,242,057
Investments in Affiliated Investee Funds	71,696	Discounted Cash Flows	WACC	7.1% - 14.9%	14.7%	Lower

	$7,313,753

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Portfolio Companies	$3,645,852	Discounted Cash Flows	WACC	9.3% - 31.4%	17.9%	Lower
			Exit Multiple	7.6x - 22.0x	15.8x	Higher
	382,388	Transactional Value	n/a
Debt Investments	541,284	Discounted Cash Flows	WACC	8.4% - 15.3%	12.5%	Lower

Total Investments	4,569,524
Investments in Affiliated Investee Funds	203,929	Third-Party Pricing	n/a
	45,005	Discounted Cash Flows	WACC	10.3%	10.3%	Lower

	$4,818,458

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

6
8

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30,
	2025				2024
			Affiliated				Affiliated
	Portfolio	Debt	Investee		Portfolio	Debt	Investee
	Companies	Investments	Funds	Total	Companies	Investments	Funds	Total
Balance, Beginning of Period	$5,566,512	$589,562	$231,132	$6,387,206	$666,449	$1,409	$86,476	$754,334
Purchases	716,980	27,147	1,537	745,664	911,350	48,206	110,093	1,069,649
Sales and Proceeds from Investments	(67,110)	(1,489)	—	(68,599)	—	(1,888)	—	(1,888)
Transfer Into Level III (a)	—	—	—	—	—	53,536	—	53,536
Transfer Out of Level III (a)(b)	—	—	(185,942)	(185,942)	(51,539)	—	—	(51,539)
Change in Gain (Loss) Included in Net Assets	356,034	54,421	24,969	435,424	41,664	5,477	3,639	50,780

Balance, End of Period	$6,572,416	$669,641	$71,696	$7,313,753	$1,567,924	$106,740	$200,208	$1,874,872

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$356,034	$54,421	$24,969	$435,424	$41,664	$5,477	$3,639	$50,780

	Level III Financial Assets at Fair Value
	Six Months Ended June 30,
	2025				2024
			Affiliated				Affiliated
	Portfolio	Debt	Investee		Portfolio	Debt	Investee
	Companies	Investments	Funds	Total	Companies	Investments	Funds	Total
Balance, Beginning of Period	$4,028,240	$541,284	$248,934	$4,818,458	$—	$—	$—	$—
Purchases	2,038,784	53,156	1,537	2,093,477	1,568,444	49,606	194,133	1,812,183
Sales and Proceeds from Investments	(105,687)	(9,492)	(424)	(115,603)	—	(1,888)	—	(1,888)
Transfer Into Level III (a)	—	—	—	—	—	51,535	—	51,535
Transfer Out of Level III (a)(b)	(64,680)	—	(185,942)	(250,622)	(49,538)	—	—	(49,538)
Change in Gain (Loss) Included in Net Assets	675,759	84,693	7,591	768,043	49,018	7,487	6,075	62,580

Balance, End of Period	$6,572,416	$669,641	$71,696	$7,313,753	$1,567,924	$106,740	$200,208	$1,874,872

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$675,759	$84,693	$7,591	$768,043	$49,018	$7,487	$6,075	$62,580

(a)	For the three and six months ended June 30, 2024, the transfers in and out of Level III were primarily due to a Level III Portfolio Companies investment transferring into Level III Debt Investments.
(b)	For the three and six months ended June 30, 2025, the transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.

6
9

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

NAV as a Practical Expedient
The tables below summarize investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of June 30, 2025 and December 31, 2024, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	June 30, 2025		December 31, 2024
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$181,034	$932,994	$169,000	$584,018
Portfolio Company (b)	—	39,026	—	34,885

	$181,034	$972,020	$169,000	$618,903

(a)
The Affiliated Investee Funds included each primarily invest across certain industries including Energy, Financial Services, Infrastructure, Software, Secondaries, Specialty Finance and Technology & Services.

(b)	The Portfolio Company included primarily invests in Financial Services.
4. Derivative Instruments
In the normal course of business, the Aggregator may enter into derivative contracts to achieve certain risk management objectives.
The Aggregator may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its
non-U.S.
dollar denominated investments. These instruments primarily include (a) forward currency contracts and (b) foreign currency swaps. The Aggregator utilizes forward currency contracts and foreign currency swaps, collectively referred to as foreign exchange contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Aggregator. Additionally, the Aggregator may enter into derivative instruments to hedge against other risks in its investments, including commodity price risk and equity price risk.
As a result of the use of derivative contracts, the Aggregator is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Aggregator enters into contracts with certain major financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts (in thousands):

	June 30, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts (EUR)	€—	$—	€557,844	$59,978	€506,054	$41,880	€—	$—
Foreign Currency Contracts (GBP)	£—	$—	£6,062	$3,942	£61,967	$5,302	£—	—
Commodity Futures Contracts	$56	$225	$—	$—	$—	$—	$—	$—
Forward Sales Contracts	$—	$—	$6,213	$4,746	$—	$—	$—	$—

		$225		$68,666		$47,182		$—

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$(16,006)	$—	$17,940	$—

Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	(46,836)	2,937	(111,101)	2,937
Commodity Futures Contracts	(67)	—	(247)	—
Forward Sales Contracts	(4,746)	—	(4,746)	—

Total Net Change in Unrealized Gain (Loss)	(51,649)	2,937	(116,094)	2,937

	$(67,655)	$2,937	$(98,154)	$2,937

As of June 30, 2025 and December 31, 2024, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Borrowings
Bonavista Credit Facility
On July 25, 2024, Bonavista Funding Ltd. (“Bonavista”), a consolidated wholly owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a revolving credit agreement (the “Bonavista Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed the aggregate commitment of $300.0 million, subject to customary conditions. The Bonavista Credit Facility is collateralized by assets of Bonavista. The obligations under the Bonavista Credit Facility have limited recourse, with repayment solely from the assets collateralizing Bonavista. The liabilities of Bonavista do not have recourse to the general credit of the Aggregator. On December 19, 2024, the maximum aggregate commitment was increased to $400.0 million through September 18, 2025, after which date the maximum aggregate commitment will decrease and return to the previous amount of $300.0 million.

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
As of June 30, 2025 and December 31, 2024, Bonavista had $62.0 million and $129.0 million outstanding under the Bonavista Credit Facility, respectively. The borrowing carrying amount outstanding under the Bonavista Credit Facility as of June 30, 2025 and December 31, 2024, approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the effective interest rate on borrowings outstanding was 5.6% and 5.7%, respectively.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $375.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%) and maintains a loan to value ratio of not more than 30%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). The aggregate commitment ha
s
 increased periodically over time. On April 30, 2025, the aggregate commitment was increased to $1.1 billion and on June 30, 2025, the aggregate commitment increased by $225.0 million to $1.3 billion.

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

7
2

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the
(a) one-month
term SOFR plus a spread of
3.50
% per annum, (b) daily simple SOFR plus a spread of 3.50% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of 2.50%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.50% to 0.70% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused fees.
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
As of June 30, 2025 and December 31, 2024, the Aggregator had no borrowings or amounts outstanding under the Aggregator Credit Agreement.
6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of June 30, 2025, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
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

7
3

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents transactions in the Aggregator’s Units during the three and six months ended June 30, 2025 and 2024:

	Class A
	Units	Total
Units Outstanding as of March 31, 2025	251,165,565	251,165,565
Units Issued	32,836,101	32,836,101
Repurchase of Units	(614,754)	(614,754)

Units Outstanding as of June 30, 2025	283,386,912	283,386,912

Units Outstanding as of March 31, 2024	100,725,569	100,725,569
Units Issued	58,176,016	58,176,016

Units Outstanding as of June 30, 2024	158,901,585	158,901,585

	Class A
	Units	Total
Units Outstanding as of December 31, 2024	214,889,732	214,889,732
Units Issued	69,520,601	69,520,601
Repurchase of Units	(1,023,421)	(1,023,421)

Units Outstanding as of June 30, 2025	283,386,912	283,386,912

Units Outstanding as of December 31, 2023	—	—
Units Issued	158,901,585	158,901,585

Units Outstanding as of June 30, 2024	158,901,585	158,901,585

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
During the three and six months ended June 30, 2025,
614,754
and
1,023,421
Aggregator Units were repurchased for an aggregate value of $
19.4
 million and $
31.5
 million, respectively. During the six months ended June 30, 2024, there were no repurchase requests submitted.
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
Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the

7
4

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation is payable quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be repurchased at the General Partner’s request and will be subject to certain limitations.
For the three months ended June 30, 2025 and 2024, the Aggregator accrued Performance Participation Allocation of $73.6 million and $15.6 million, respectively
.
For the six months ended June 30, 2025 and 2024, the Aggregator accrued Performance Participation Allocation of $117.9 million and $20.8 million, respectively
.
Investment Management Agreement
On January 2, 2024, BXPE U.S. entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may enter into additional sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of the Aggregator’s Transactional NAV per year, payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE U.S.’s and the Feeder’s Class S and Class D units, as applicable, and BXPE U.S.’s Class N units, Administration Fee (as defined below), Performance Participation Allocation, pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
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
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager, at its discretion, did not extend the Management Fee waiver. As of July 1, 2024, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such management fee offsets for the three and six months ended June 30, 2025 and 2024. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three and six months ended June 30, 2025, the Aggregator accrued gross Management Fees of $26.8 million and $48.9 million, respectively. For the three and six months ended June 30, 2024, the Aggregator accrued gross Management Fees of $11.2 million and $16.9 million, respectively, of which were fully waived by the Investment Manager.

7
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
For the three and six months ended June 30, 2025, the Aggregator accrued Administration Fees of $2.0 million and $3.6 million, respectively. For the three and six months ended June 30, 2024, the Aggregator accrued Administration Fees of $0.9 million and $1.4 million, respectively.
Investments in Affiliated Investee Funds
As of June 30, 2025 and December 31, 2024, the Aggregator had Investments in Affiliated Investee Funds of $1.0 billion and $833.0 million, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s NAV.
For the three months ended June 30, 2024, there was no accrued Expense Support. For the six months ended June 30, 2024, the Aggregator accrued Expense Support of $0.2 million that was subsequently paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the three and six months ended June 30, 2025.
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

7
6

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Related Party Transactions
BXPE may from time to time enter into transactions with certain affiliates. During the three and six months ended June 30, 2025, the Aggregator participated in a post-closing syndication transaction for the purchase of two investments for an aggregate purchase price of $84.3 million and $140.5 million, respectively, from other entities or vehicles controlled, sponsored, advised and/or managed by Blackstone or its affiliates. The investment was purchased at cost plus a fee for the time the investment was held by such affiliate.
As a small portion of BXPE’s overall investment strategy, the Aggregator participates in investments alongside other vehicles sponsored, advised and/or managed by Blackstone or its affiliates in a programmatic manner through elections to Blackstone’s side-by-side
investment program. As a participant in the program, from time to time, the Aggregator and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates may sell or syndicate portions of an investment to a related party, including co-investment
vehicles managed by Blackstone. Such syndication transactions are generally required for all participants in the program and are typically made within six months of closing and are effected at cost, plus a fee for the time the investment is held by the Aggregator. During the three and six months ended June 30, 2025, the
Aggregator
syndicated portions of four and six investments, respectively, for an aggregate sale price of $1.5 million and $9.7 million, respectively, to related parties.
8. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to BXPE U.S.’s Class S, Class D and Class N units and the Feeder’s Class S and Class D units, on BXPE’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). As of December 31, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the amount of $8.3 million
,
of which $5.6 million related to Organizational Expenses and was expensed as incurred and $2.7 million related to offering costs that are capitalized as a deferred expense and amortized over twelve months. As of June 30, 2025, these accruals were paid off in full and there were no additional expenses that the Investment Manager advanced on BXPE’s behalf.
As of June 30, 2025 and December 31, 2024, the Aggregator had unfunded commitments to existing investments of $657.1 million and $568.7 million, respectively, and the BXPE Fund Program had additional conditional commitments of $563.2 million and $1.9 billion, respectively, to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2025.

7
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
Uncertain Tax Positions
As of June 30, 2025 and December 31, 2024, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax on adjusted financial statement income. These IRA provisions are either not applicable or not material to the Aggregator’s condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
The One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. Since the legislation was enacted after the quarter ended June 30, 2025, its impacts are not reflected in the Aggregator’s financial results for the three and six months ended June 30, 2025. The Aggregator is currently evaluating the potential future impacts of the new legislation.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities.
10. Financial Highlights
The following financial highlights for the six months ended June 30, 2025 and 2024 are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class B Units have been issued by the Aggregator since inception.

7
8

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class A Units (a)
	Six Months Ended June 30,
	2025	2024
Per Unit Data
Net Asset Value, Beginning of Period	$28.38	$—

Proceeds from Units Issued	—	25.00

Net Investment Income (Loss)	(0.39)	0.40
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	3.40	0.82

Net Increase in Net Assets	3.00	1.22

Net Asset Value, End of Period	$31.39	$26.22

Units Outstanding, End of Period	283,386,912	158,901,585
Total Return Based on Net Asset Value (b)	10.58%	4.87%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	1.01%	1.13%
Expense Support and Management Fees Waivers (c)	—	-0.64%
Accrued Performance Participation Allocation	1.55%	0.78%

Total Expenses	2.57%	1.27%

Net Investment Income (Loss)	-1.44%	1.38%

(a)	Amounts may not add due to rounding.
(b)
For the six months ended June 30, 2025, total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for the six months ended June 30, 2025 or the initial Net Asset Value per Unit of $25.00 for the six months ended June 30, 2024. Total return does not include upfront transaction fees, if any.

(c)
Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Deferred Financing Cost Amortization, Administration Fees, Interest Expense and Other. For the six months ended June 30, 2024, the expense ratio did not include Interest Expense.

11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through August 13, 2025, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

7
9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes of Blackstone Private Equity Strategies Fund (TE) L.P., the unaudited condensed financial statements and the related notes of Blackstone Private Equity Strategies Fund L.P. and the unaudited condensed consolidated financial statements and the related notes of BXPE US Aggregator (CYM) L.P., all included within this Quarterly Report on Form
10-Q.
In this report, we refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.” and Blackstone Private Equity Strategies Fund (TE) L.P. as the “Feeder” (collectively, the “Registrants”). The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder, BXPE US Aggregator (CYM) L.P. (the “Aggregator”) and its consolidated subsidiaries and any Parallel Funds (as defined in Part I. Item 1. Financial Statements), as the context requires. BXPE and Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”) are together referred to as the “BXPE Fund Program.”
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, in this discussion and analysis, we believe it is important to present information for both Registrants and the Aggregator. The unaudited financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”
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
BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. As an investor in BXPE, individuals gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Opportunistic, Growth and Life Sciences. As of June 30, 2025, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.
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
We focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities can create competitive advantages for the BXPE Fund Program. In the ordinary course, we will generally seek to invest at least 80% of our NAV in Private Equity Investments and up to 20% of our NAV in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law.

Recent Developments
As of June 30, 2025, the BXPE Fund Program’s portfolio consists of 90+ Private Equity Investments, including both closed and future signed commitments, with an aggregate value of $13.2 billion. We currently have a significant majority of our portfolio invested behind Blackstone’s high-conviction themes, including artificial intelligence (“AI”) and data generation, power and energy demand, innovation in healthcare and life sciences, digitization, experiences and franchisors.
Subsequent to the quarter ended June 30, 2025, the BXPE Fund Program committed $1.2 billion to a Corporate Private Equity investment within the energy sector. The BXPE Fund Program expects to fund less than the full commitment upon the closing of the transaction as a result of investment-level financing and equity syndications.
As of August 13, 2025, BXPE’s portfolio has exhibited broad-based strength, with healthy revenue growth. Greater clarity in the U.S. policy environment, including taxes and tariffs, has contributed to lower market volatility and increased market transaction activity. A more conducive capital markets environment, if sustained, should provide a foundation for further acceleration in transaction activity in our portfolio beginning later this year. Continued decelerating inflation may also encourage the lowering of interest rates, which would be constructive for asset values. These positive developments have coincided with strong investor engagement and consistent capital deployment, amidst evolving market conditions. Nevertheless, the ultimate outcome of ongoing tariff negotiations could have an adverse impact on the U.S. economy and growth expectations as well as contribute to slower-than-anticipated interest rate decreases in a manner that could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments.
Performance Summary
Since inception in January 2024, we have delivered positive performance across all classes as follows:

	June 30, 2025
	Year To Date	Inception To Date
Unit Class	Total Return	Total Return (b)
Blackstone Private Equity Strategies Fund L.P. (a)
Class S	10.3%	15.8%
Class D	10.6%	16.5%
Class I	10.8%	16.8%
Blackstone Private Equity Strategies Fund (TE) L.P.
Class S	9.9%	15.2%
Class D	10.3%	n/m (c)
Class I	10.4%	16.2%

n/m	Not meaningful.
(a)	As of June 30, 2025, no Class N Units were outstanding.
(b)
Inception to date is an annualized return from when each unit class was first sold. Returns shown reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period, plus the amount of any distribution per unit declared in the period. Returns shown are reflective of each unit class and not of an individual investor. BXPE believes total return is a useful measure of overall investment performance of our Units.

(c)	Total return not presented because the reporting data is less than one year from when Feeder Class D Units were first sold (December 1, 2024).

Investment Portfolio
As of June 30, 2025, BXPE’s top 10 Private Equity Investments, based on fair value, were:

Investments	Description
Adevinta	Online classifieds company
AI Fire	Provider of fire and life safety services
AIR	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
ATG	Live theatre operator
CoreWeave	AI infrastructure
Higginbotham	Insurance brokerage
Jersey Mike’s	Fast-casual submarine sandwich franchisor
L’Occitane	Multi-brand beauty and skincare
Recognition (formerly known as Hipgnosis)	Music royalties

•	Investments listed in alphabetical order.

The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of June 30, 2025:

•	% of fair value may not add due to rounding.
•
% of fair value represents the Aggregator’s sum of Investments at Fair Value and Affiliated Investee Funds (exclusive of liquid debt investments, and interests in collateralized loan obligations (“CLOs”)), with additional exclusions specified below.

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
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.
The Feeder generates income primarily from its investment in BXPE U.S. and the Feeder has the same investment objectives as BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors, to participate in BXPE U.S. in a more
tax-efficient
manner. The Feeder had an interest of 30.4% in BXPE U.S. as of June 30, 2025, an increase of 0.6%, compared to 29.8% as of June 30, 2024, primarily driven by relative subscriptions between the Feeder and other investors in BXPE U.S.
For the three and six months ended June 30, 2025, BXPE U.S. generated a Net Increase in Net Assets Resulting from Operations of $394.0 million and $615.7 million, respectively, an increase of $315.4 million and $509.9 million, compared to $78.6 million and $105.8 million for the three and six months ended June 30, 2024, respectively. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. of $117.2 million and $183.9 million for the three and six months ended June 30, 2025, respectively, an increase of $94.5 million and $153.4 million, compared to $22.7 million and $30.5 million for the three and six months ended June 30, 2024, respectively. There was no net realized gains or losses from the investment in BXPE U.S. for the three and six months ended June 30, 2025 and 2024. Key drivers of the results of operations of BXPE U.S. are discussed below.
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXPE U.S. generates income primarily from its investment in the Aggregator and has the same investment objective as the Aggregator. BXPE U.S. had an interest of 80.7% in the Aggregator as of June 30, 2025, an increase of 8.6%, compared to 72.1% as of June 30, 2024, primarily due to relative subscriptions between BXPE U.S. and the Parallel Fund. For the three and six months ended June 30, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $492.7 million and $777.3 million, respectively, an increase of $385.6 million and $639.3 million, compared to $107.1 million and $138.0 million for the three and six months ended June 30, 2024, respectively. This resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $394.8 million and $617.1 million for the three and six months ended June 30, 2025, respectively, an increase of $315.5 million and $509.9 million, compared to $79.3 million and $107.2 million for the three and six months ended June 30, 2024, respectively. There was no net realized gains or losses from the investment in the Aggregator for the three and six months ended June 30, 2025 and 2024. Key drivers of the results of operations of the Aggregator are discussed below.
Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income, gains and losses primarily from investments in Private Equity Investments and in Debt and Other Securities. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net realized and unrealized gains and losses can also arise due to the foreign exchange translation of assets and liabilities denominated in foreign currencies.
We generate income in the form of dividends and distributions on our Private Equity Investments. To a lesser extent, the Aggregator’s Debt and Other Securities generates interest income.

For the three months ended June 30, 2025, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $385.6 million was attributable to an increase of $463.0 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $77.4 million in Net Investment Income (Loss).
For the six months ended June 30, 2025, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $639.3 million was attributable to an increase of $785.3 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $146.0 million in Net Investment Income (Loss).
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended June 30, 2025, the Aggregator had $545.4 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $463.0 million, compared to $82.4 million for the three months ended June 30, 2024. The primary drivers contributing to the increase for the three months ended June 30, 2025 are:

●
$441.1 million of Net Change in Unrealized Gain (Loss) on Investments, an increase of $357.5 million, compared to $83.5 million for the three months ended June 30, 2024, primarily due to an increase in purchases of Private Equity Investments and unrealized appreciation on Opportunistic and Corporate Private Equity investments.

●
$153.2 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, an increase of $156.3 million, compared to $(3.1) million for the three months ended June 30, 2024, primarily due to an increase in purchases and appreciation of foreign-denominated investments.

●
$(51.6) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, a decrease of $54.6 million, compared to $2.9 million for the three months ended June 30, 2024, primarily due to net unrealized depreciation on derivative instruments in the three months ended June 30, 2025, compared to net unrealized appreciation on derivative instruments in the three months ended June 30, 2024.

For the six months ended June 30, 2025, the Aggregator had $886.3 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $785.3 million, compared to $101.0 million for the six months ended June 30, 2024. The primary drivers contributing to the increase for the six months ended June 30, 2025 are:

●
$749.9 million of Net Change in Unrealized Gain (Loss) on Investments, an increase of $645.3 million, compared to $104.5 million for the six months ended June 30, 2024, primarily due to an increase in purchases of Private Equity Investments and unrealized appreciation on Corporate Private Equity and Opportunistic investments.

●
$209.6 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, an increase of $215.0 million, compared to $(5.4) million for the six months ended June 30, 2024, primarily due to an increase in purchases and appreciation of foreign-denominated investments.

●
$(116.1) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, a decrease of $119.0 million, compared to $2.9 million for the six months ended June 30, 2024, primarily due to net unrealized depreciation on derivative instruments in the six months ended June 30, 2025, compared to net unrealized appreciation on derivative instruments in the six months ended June 30, 2024.

Net Investment Income (Loss)
For the three
months ended June 30, 2025, the Aggregator’s Net Investment Income (Loss) was $(52.7) million, a decrease of $77.4 million, compared to $24.7 million for the three months ended June 30, 2024. The decrease in Net Investment Income (Loss) was attributable to an increase of $92.8 million in Net Expenses, partially offset by an increase of $37.4 million in Total Income.
For the six
months ended June 30, 2025, the Aggregator’s Net Investment Income (Loss) was $(109.0) million, a decrease of $146.0 million, compared to $37.0 million for the six months ended June 30, 2024. The decrease in Net Investment Income (Loss) was attributable to increases of $160.9 million in Net Expenses and $48.4 million in Provision (Benefit) for Taxes, partially offset by an increase of $63.3 million in Total Income.
Aggregator Income
For the three months ended June 30, 2025, the Aggregator generated $84.7 million in Total Income, an increase of $37.4 million, compared to $47.3 million for the three months ended June 30, 2024. The increase was primarily driven by an increase of $44.9 million in Dividend Income, principally due to an increase in dividend income from Corporate Private Equity and Opportunistic investments.
For the six months ended June 30, 2025, the Aggregator generated $136.6 million in Total Income, an increase of $63.3 million, compared to $73.3 million for the six months ended June 30, 2024. The increase was primarily driven by an increase of $71.7 million in Dividend Income, principally due to an increase in dividend income from Opportunistic and Corporate Private Equity investments.
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
For the three months ended June 30, 2025, the Aggregator incurred $113.4 million in gross Total Expenses, an increase of $81.5 million, compared to $31.8 million for the three months ended June 30, 2024. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the three months ended June 30, 2025, the Aggregator had $73.6 million of Performance Participation Allocation, an increase of $58.0 million, compared to $15.6 million for the three months ended June 30, 2024, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the three months ended June 30, 2025, the Aggregator had $26.8 million of Gross Management Fees, an increase of $15.6 million, compared to $11.2 million for the three months ended June 30, 2024, primarily due to an increase in Transactional Net Asset Value.
For the six months ended June 30, 2025, the Aggregator incurred $194.8 million in gross Total Expenses, an increase of $143.7 million, compared to $51.1 million for the six months ended June 30, 2024. The increase was primarily composed of increases in Performance Participation Allocation and Gross Management Fees. For the six months ended June 30, 2025, the Aggregator had $117.9 million of Performance Participation Allocation, an increase of $97.1 million, compared to $20.8 million for the six months ended June 30, 2024, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the six months ended June 30, 2025, the Aggregator had $48.9 million of gross Management Fees, an increase of $31.9 million, compared to $16.9 million for the six months ended June 30, 2024, primarily due to an increase in Transactional Net Asset Value.

BXPE U.S. Expenses
For the three months ended June 30, 2025, BXPE U.S. incurred $0.8 million in Net Expenses, an increase of $0.1 million, compared to $0.7 million for the three months ended June 30, 2024.
For the six months ended June 30, 2025, BXPE U.S. incurred $1.4 million in Net Expenses, compared to $1.4 million for the six months ended June 30, 2024.
Feeder Expenses
For the three months ended June 30, 2025, the Feeder incurred $0.3 million in Total Expenses, an increase of $0.2 million, compared to $0.1 million for the three months ended June 30, 2024.
For the six months ended June 30, 2025, the Feeder incurred $0.5 million in Total Expenses, an increase of $0.4 million, compared to $0.2 million for the six months ended June 30, 2024.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from BXPE U.S. and the Feeder’s net proceeds of its continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from Private Equity Investments and proceeds from net borrowings on our credit facilities. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries and other equity and debt instruments, funding the costs of our operations, funding repurchases under our Unit repurchase program, debt service, repayment and other financing costs of our borrowings and, to a lesser extent, cash distributions to the holders of our Units.
As of June 30, 2025, debt financing available to the Registrants and the Aggregator consisted of a revolving credit facility, an asset-backed revolving credit facility and the A&R Line of Credit (as defined in Note 4. “Line of Credit Agreement” in the “Notes to the Condensed Financial Statements” of BXPE U.S. in “Part I. Item 1. Financial Statements”). As of June 30, 2025 and December 31, 2024, the Registrants and the Aggregator had an aggregate principal amount of debt outstanding of $62.0 million and $129.0 million, respectively. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of June 30, 2025, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXPE U.S.’s A&R Line of Credit, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our units and the use of existing and future financing arrangements.

The Aggregator
As of June 30, 2025, the Aggregator had $50.5 million in Cash and Cash Equivalents which, in combination with $1.6 billion of unused capacity under the Aggregator’s credit facilities, and net proceeds from units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of June 30, 2025, the Aggregator held $663.1 million of liquid debt investments, which could provide additional liquidity if necessary. See Note 8. “Commitments and Contingencies” in the “Notes to the Condensed Consolidated Financial Statements” of the Aggregator in “Part I. Item 1. Financial Statements” in this Quarterly Report on
Form 10-Q
for quantitative details on future commitments to new and existing investments.
As of June 30, 2025, the Aggregator had Total Assets of $9.2 billion, an increase of $2.8 billion, compared to $6.4 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $2.8 billion in Investments at Fair Value. As of June 30, 2025, the Aggregator had Total Liabilities of $342.0 million, an increase of $34.9 million, compared to $307.1 million as of December 31, 2024. The increase in Total Liabilities was primarily driven by increases of $68.7 million in Derivatives Liabilities as the Aggregator held no derivative liabilities as of December 31, 2024 and $46.2 million of Deferred Tax Liabilities, Net, due to the increase in Net Change in Unrealized Gain (Loss) on Investments. The increases were partially offset by a decrease of $67.0 million in Credit Facilities, driven by a decrease in borrowing outstanding on the Bonavista Credit Facility (as defined in Note 5. “Borrowings” in the “Notes to the Condensed Consolidated Financial Statements” of the Aggregator in “Part I. Item 1. Financial Statements”) as of June 30, 2024, compared to December 31, 2024.
BXPE U.S.
As of June 30, 2025, BXPE U.S. had $2.0 million in Cash and Cash Equivalents and $300.0 million of unused capacity under BXPE U.S.’s A&R Line of Credit which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of June 30, 2025, BXPE U.S. had Total Assets of $7.2 billion, an increase of $2.5 billion, compared to $4.7 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $2.5 billion in Investment in the Aggregator at Fair Value. As of June 30, 2025, BXPE U.S. had Total Liabilities of $157.5 million, an increase of $48.5 million, compared to $108.9 million as of December 31, 2024. The increase in Total Liabilities was principally driven by an increase of $40.2 million in Servicing Fees Payable which was primarily driven by an increase in subscriptions in BXPE U.S. and increase in Transactional Net Asset Value.
The Feeder
As of June 30, 2025, the Feeder had $1.0 million in Cash and Cash Equivalents which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of June 30, 2025, the Feeder had Total Assets of $2.1 billion, an increase of $750.6 million, compared to $1.4 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $748.6 million in Investment in BXPE U.S. at Fair Value. As of June 30, 2025, the Feeder had Total Liabilities of $82.5 million, an increase of $27.4 million, compared to $55.1 million as of December 31, 2024. The increase in Total Liabilities was principally driven by an increase of $21.3 million in Servicing Fees Payable which was primarily driven by an increase in subscriptions in the Feeder and increase in Transactional Net Asset Value.
Transactional Net Asset Value
The Registrants calculate their Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the BXPE U.S. Board of Directors. Transactional NAV is the price at which the Registrants sell and repurchase their Units and serves as a basis for certain fees incurred by BXPE. The Sponsor also evaluates changes to the Registrants’ Transactional NAV to monitor fund performance. The Registrants’ Transactional NAV is based on the month-end
values of their respective investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the valuation policies and procedures that has been approved by the BXPE U.S. Board of Directors and therefore deemed approved by the Feeder Board of Directors. Organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager are recognized as a reduction to the Registrants’ Transactional NAV ratably over

60 months beginning on January 1, 2025, and unitholder servicing fees, as applicable, are recognized as a reduction to the Registrants’ Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to the Registrants’ Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

June 30, 2025
(Dollars in Thousands)
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$7,211,695
Cash and Cash Equivalents	1,957
Other Assets	8,960
Accrued Unitholder Servicing Fees (b)	(3,772)
Other Liabilities (c)	(10,221)

BXPE U.S.’s Transactional Net Asset Value	$7,208,619

June 30, 2025
(Dollars in Thousands)
Components of the Feeder’s Transactional Net Asset Value
Investment in BXPE U.S. (d)	$2,145,250
Cash and Cash Equivalents	1,016
Other Assets	2,272
Accrued Unitholder Servicing Fees (b)	(1,823)
Tax Liabilities	(7,041)
Other Liabilities (c)	(3,364)

Feeder’s Transactional Net Asset Value	$2,136,310

(a)
For BXPE U.S.’s Transactional NAV, Investment in the Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. Investment in the Aggregator excludes certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.

(b)	Accrued unitholder servicing fees only apply to Class S, Class D and Class N Units, as applicable. The fees are recognized as a reduction of Transactional NAV on a monthly basis.
(c)	Includes repurchase payables. For purposes of computing Transactional NAV per Unit, such repurchase payables are excluded.
(d)
For the Feeder’s Transactional NAV, Investment in BXPE U.S. includes organizational and offering expenses paid by the Investment Manager in the month BXPE U.S. reimburses the Investment Manager. Investment in BXPE U.S. is driven by BXPE U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class of the Registrants was as follows:

	June 30, 2025
	Transactional NAV	Number of
	per Unit	Units
Blackstone Private Equity Strategies Fund L.P. (a)
Class S	$31.12	86,968,721
Class D	$31.41	2,781,080
Class I	$31.52	140,029,174

		229,778,975

Blackstone Private Equity Strategies Fund (TE) L.P.
Class S	$30.87	42,824,952
Class D	$27.94	109,056
Class I	$31.27	25,943,281

		68,877,289

(a)	As of June 30, 2025, no Class N Units were outstanding.
The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net
Asset
Value.

June 30, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$7,026,690
Adjustments
Organizational and Offering Expenses (a)	5,946
Servicing Fee (b)	143,459
Tax Liabilities (c)	32,524

Transactional Net Asset Value	$7,208,619

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

June 30, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$2,054,595
Adjustments
Organizational and Offering Expenses (a)	1,732
Servicing Fee (b)	70,272
Tax Liabilities (c)	9,711

Transactional Net Asset Value	$2,136,310

(a)
Represents an adjustment to the Investment in the Aggregator or BXPE U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over the
60-month
reimbursement period beginning January 1, 2025.

(b)	Represents an adjustment to reflect unitholder servicing fees on Class S, Class D and Class N Units, as applicable, as they are accrued on a monthly basis.
(c)	Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.

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
(“ASC 946”), BXPE U.S., the Feeder and the Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820,
Fair Value Measurements
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

Secondary Investments and Primary Commitments
Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third-party managers (“Secondary Investments”) and capital commitments to commingled, blind pool investment funds managed by Blackstone or third-party managers (“Primary Commitments”) are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the investment funds are calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by underlying investment funds to calculate such funds’ NAVs, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the investment fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performance of ongoing operational due diligence, review of such funds’ financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the latest NAV of an investment fund is not available at the time the Registrants are calculating their NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported.
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
The results of all valuations of investments are reviewed by the BXPE Fund Program valuation sub-committee,
which consists of key personnel including BXPE Fund Program’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Portfolio Manager and the Investment Manager’s Chief Compliance Officer. See “Part I. Item 1. Business — Investment Process Overview” in BXPE U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2024. To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s investments in companies and other private assets (“Direct Investments”) prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
Servicing Fees
Pursuant to the Dealer Manager Agreement entered into between the Registrants and Blackstone Securities Partners L.P. (the “Dealer Manager”), the Registrants pay the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month, (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, and (c) for BXPE U.S., 0.50% per annum of the aggregate NAV for the Class N Units as of the last day of each month, in each case, payable monthly. Neither the Registrants nor their affiliates pay the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fees, each Registrant uses its respective NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on its Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. and the Feeder accrue the cost of the servicing fees for the estimated life of their respective Units as an offering cost at the time they sell Class S Units, Class D Units and, for BXPE U.S., Class N Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a unitholder and judgments including market expectations. Servicing Fees Payable as of June 30, 2025 for BXPE U.S. and the Feeder are $147.2 million and $72.1 million, respectively.
Principles of Consolidation
BXPE U.S., the Feeder and the Aggregator are investment companies under ASC 946. The Registrants will not consolidate an investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to them. Accordingly, the Feeder consolidated the results of its wholly owned investment company subsidiary, BXPE Feeder (CYM) L.P. All intercompany balances and transactions have been eliminated in consolidation. There is inherent judgment in how to apply ASC Topic 810,
Consolidation
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
Additionally, the Feeder considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of BXPE U.S. by the Feeder was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Feeder does not have a controlling financial interest in BXPE U.S.: (a) there is no contractual mechanism for the Feeder to control BXPE U.S. and (b) substantially all of BXPE U.S.’s activities are not conducted on behalf of the Feeder.
Both BXPE U.S. and the Feeder believe
non-consolidation
is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Aggregator are an integral part of the Registrants’ financial statements, three sets of financial statements are included in this report, one for the Feeder, one for BXPE U.S. and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator or BXPE U.S., we do not expect this consolidation conclusion and the resulting presentation to change.
Recent Accounting Developments
Information regarding recent accounting developments and their impact on the Feeder, BXPE U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder, Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of BXPE U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXPE. Based on the fair value of the portfolio companies and debt investments as of June 30, 2025, we estimate that a 10% decline in the fair value of such investments would result in the following:

June 30, 2025
	Feeder	BXPE U.S.	Aggregator
	Net Change in Unrealized	Net Change in Unrealized	Net Increase in Net
	Gain (Loss) on Investment	Gain (Loss) on Investment	Assets Resulting from
	in BXPE U.S.	in the Aggregator	Operations
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$(192,872)	$(633,630)	$(901,823)
Exchange Rate Risk and Interest Rate Risk
There were no other material changes in our market risks as of June 30, 2025 as compared to March 31, 2025. For additional information, see “Part 1. Item 3. Quantitative and Qualitative Disclosures about Market Risk” in the BXPE U.S. Quarterly Report on Form
10-Q
for the quarter ended March 31, 2025 and “Quantitative and Qualitative Disclosures About Market Risk” in “Item 2. Financial Information” of Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed on June 27, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Each Registrant maintains “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Registrants, as applicable, in reports that the Registrants, as applicable, file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, the Registrants’ management, as applicable, was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
The Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, evaluated the effectiveness of each of the Registrant’s disclosure controls and procedures pursuant to Rule
13a-15
under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chairperson and Chief Financial Officer of each of the Registrants, have concluded that, as of the end of the period covered by this report, each of the Registrant’s disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information each of the Registrants are required to disclose in reports that the Registrants file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to each of the Registrant’s management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in each of the Registrant’s internal control over financial reporting (as such term is defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The Registrants are not currently subject to any pending material legal proceedings. From time to time, the Registrants may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Registrants’ rights under contracts with our portfolio companies. The Registrants may also be subject to regulatory proceedings.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties for BXPE U.S., see the information under the heading “Risk Factors” in its Annual Report on Form
10-K
for the year ended December 31, 2024 and in its subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and www.bxpe.com. For a discussion of the potential risks and uncertainties for the Feeder, see the information under the heading “Risk Factors” in Amendment No. 1 to Form 10 filed June 27, 2025, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. The risks described in BXPE U.S.’s Annual Report on
Form 10-K
and in the Feeder’s Amendment No. 1 to Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended June 30, 2025 were previously disclosed.
Unit Repurchases
The following table sets forth information regarding repurchases of Units during the three months ended June 30, 2025:

			Total Number of Units	Maximum Number of
	Total Number	Average	Purchased as Part of	Units that May Yet Be
	of Units	Price Paid	Publicly Announced	Purchased Under the
	Purchased	per Unit	Plans or Programs	Plans or Programs
Repurchase Pricing Date	(All Classes)	(All Classes) (a)	(All Classes)	(All Classes) (b)
BXPE U.S.
June 30, 2025	260,674	$29.88	260,374	—
Feeder
June 30, 2025	72,082	$29.78	72,082	—

(a)	Average Price Paid per Unit reflects the 5% early repurchase deduction, as applicable.
(b)	All repurchase requests were satisfied in full.
For additional information on our repurchase program, including a breakdown by class, see Note 5. “Net Assets — Repurchase Program” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder and in Note 5. “Net Assets — Repurchase Program” in the “Notes to Condensed Consolidated Financial Statements” of BXPE U.S. in “Part I. Item 1. Financial Statements” in this Quarterly Report on
Form 10-Q.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description

Blackstone Private Equity Strategies Fund L.P. :

10.1*
First Amendment and Lender Joinder to the Credit Agreement and Consent, dated as of April 30, 2025, among BXPE US Aggregator (CYM) L.P., as borrower, Wells Fargo Bank, National Association, as adminstrative agent, and Wells Fargo, National Association as lender along with the other lender parties thereto.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackstone Private Equity Strategies Fund (TE) L.P. :

31.3*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.4*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.3**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All Registrants :

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2025

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher J. James
Name:	Christopher J. James
Title:	Chairperson
(Principal Executive Officer)

Date: August 13, 2025

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: August 13, 2025

Blackstone Private Equity Strategies Fund (TE) L.P.

/s/ Christopher J. James
Name:	Christopher J. James
Title:	Chairperson
(Principal Executive Officer)

Date: August 13, 2025

Blackstone Private Equity Strategies Fund (TE) L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)