Form 10-Q
period 2025-09-30
Blackstone Private Equity Strategies Fund L.P.; Blackstone Private Equity Strategies Fund (TE) L.P.
filed 2025-11-12
CIK 1930054, 1953940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of October 31, 2025,
Blackstone Private Equity Strategies Fund L.P. had the following limited partnership units outstanding:
103,587,629
 Class S units,
2,993,897
 Class D units,
171,152,168
 Class I units and
408,009
 Class N units.
As of October 31, 2025,
Blackstone Private Equity Strategies Fund (TE) L.P. had the following limited partnership units outstanding: 50,553,812
 Class S units,
209,995
 Class D units and
36,097,579
 Class I units.
This combined Form
10-Q
is separately filed by Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

Explanatory Note
This report combines the Quarterly Reports on Form
10-Q
for the three and nine months ended September 30, 2025, of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (collectively, the “Registrants”).
The Feeder invests all or substantially all of its assets through its investment in BXPE U.S. and BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder, BXPE U.S. and the Aggregator all have the same investment objectives.
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

In this report, except where the context suggests otherwise:
The term “Aggregator” refers to BXPE US Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of BXPE (as defined below)), a Cayman Islands exempted limited partnership, together with its consolidated subsidiaries and through which BXPE invests all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “BXPE U.S.” refers to Blackstone Private Equity Strategies Fund L.P.
The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refer to BXPE U.S., the Feeder (as defined below), the Aggregator and any Parallel Funds (as defined below), as the context requires.
The term “BXPE Lux” means Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities.
BXPE and BXPE Lux are together referred to as the “BXPE Fund Program.”
The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P. together with its consolidated subsidiary.
The term “General Partner” refers to Blackstone Private Equity Strategies Associates L.P., our general partner.
The term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause BXPE to hold certain investments directly or indirectly through (a) entities that may elect to be classified as corporations for U.S. federal corporate income tax purposes, whether formed in a U.S. or
non-U.S.
jurisdiction (each a “Corporation”) or (b) one or more limited liability companies or limited partnerships (each, a “Lower Entity,” and together with any Corporation, including the Aggregator, “Intermediate Entities”).
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
The term “Registrant” refers to, individually and collectively, BXPE U.S. and the Feeder.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.
The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXPE U.S.’s board of directors (“BXPE U.S. Board of Directors” or “BXPE U.S. Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Units” refers to our limited partnership units of BXPE U.S. and the Feeder, as context requires. There are four classes of Units outstanding at BXPE U.S.: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class N (“Class N” or the “Class N Units”), and three classes of Units outstanding at the Feeder: Class S, Class D and Class I Units (each, a “Unit Class” or a “Class”).
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
Blackstone Private Equity Strategies Fund (TE) L.P.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30,	December 31,
	2025	2024
Assets
Investment in BXPE U.S. at Fair Value (Cost $2,219,848 as of September 30, 2025; $1,263,768 as of December 31, 2024)	$2,581,380	$1,385,158
Cash and Cash Equivalents	1,128	1,130
Redemption Receivable	1,761	172

Total Assets	$2,584,269	$1,386,460

Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$716	$258
Servicing Fees Payable	80,660	50,776
Due to Affiliates	199	1,436
Redemptions Payable	1,636	162
Deferred Tax Liabilities	7,737	2,278
Taxes Payable	150	150

Total Liabilities	91,098	55,060

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized (48,502,843 Units issued and outstanding as of September 30, 2025 and 31,356,066 Units issued and outstanding as of December 31, 2024)	1,443,022	827,177
Limited Partnership Unit — Class D Units, unlimited Units authorized (196,457 Units issued and outstanding as of September 30, 2025 and 24,000 Units issued and outstanding as of December 31, 2024)	5,501	595
Limited Partnership Unit — Class I Units, unlimited Units authorized (32,789,403 Units issued and outstanding as of September 30, 2025 and 17,847,128 Units issued and outstanding as of December 31, 2024)	1,044,648	503,628

Total Net Assets	2,493,171	1,331,400

Total Liabilities and Net Assets	$2,584,269	$1,386,460

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Professional Fees	$358	$140	$889	$313
Organizational Expenses	—	25	—	25

Total Expenses	358	165	889	338

Net Investment Loss Before Provision for Taxes	(358)	(165)	(889)	(338)
Provision for Taxes	975	1,496	7,034	2,956

Net Investment Loss	(1,333)	(1,661)	(7,923)	(3,294)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	56,206	39,465	240,142	69,971

Net Increase in Net Assets Resulting from Operations	$54,873	$37,804	$232,219	$66,677

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Total Net Assets
Balance at June 30, 2025	$1,244,668	$2,982	$806,945	$2,054,595
Proceeds from Units Issued	180,866	2,477	213,443	396,786
Net Investment Loss	(789)	(2)	(542)	(1,333)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	33,740	93	22,373	56,206
Servicing Fees	(11,313)	(49)	—	(11,362)
Conversion of Units Between Classes	(2,532)	—	2,532	—
Redemption of Units	(1,618)	—	(103)	(1,721)

Balance at September 30, 2025	$1,443,022	$5,501	$1,044,648	$2,493,171

Balance at June 30, 2024	$533,695	$—	$298,643	$832,338
Proceeds from Units Issued	119,183	—	89,997	209,180
Net Investment Loss	(1,061)	—	(600)	(1,661)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	25,224	—	14,241	39,465
Servicing Fees	(8,088)	—	—	(8,088)
Conversion of Units Between Classes	(2,592)	—	2,592	—
Redemption of Units	—	—	(65)	(65)

Balance at September 30, 2024	$666,361	$—	$404,808	$1,071,169

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Total Net Assets
Balance at December 31, 2024	$827,177	$595	$503,628	$1,331,400
Proceeds from Units Issued	516,894	4,757	450,272	971,923
Net Investment Loss	(4,897)	(8)	(3,018)	(7,923)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	148,369	253	91,520	240,142
Servicing Fees	(36,227)	(96)	—	(36,323)
Conversion of Units Between Classes	(3,510)	—	3,510	—
Redemption of Units	(4,784)	—	(1,264)	(6,048)

Balance at September 30, 2025	$1,443,022	$5,501	$1,044,648	$2,493,171

Balance at December 31, 2023	$—	$—	$—	$—
Proceeds from Units Issued	671,522	—	378,243	1,049,765
Net Investment Loss	(2,112)	—	(1,182)	(3,294)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	44,864	—	25,107	69,971
Servicing Fees	(45,208)	—	—	(45,208)
Conversion of Units Between Classes	(2,705)	—	2,705	—
Redemption of Units	—	—	(65)	(65)

Balance at September 30, 2024	$666,361	$—	$404,808	$1,071,169

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$232,219	$66,677
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE U.S.	(240,142)	(69,971)
Investment in BXPE U.S.	(962,235)	(1,046,467)
Proceeds from Investment in BXPE U.S.	4,567	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Payable and Accrued Expenses	458	229
Due to Affiliates	(1,314)	80
Deferred Tax Liabilities	5,459	2,150
Taxes Payable	—	806

Net Cash Used in Operating Activities	(960,988)	(1,046,496)

Financing Activities
Proceeds from Issuance of Units	971,923	1,049,737
Payment for Servicing Fees	(6,439)	(2,584)
Redemption of Units	(4,345)	—
Early Redemption Deduction	(153)	—

Net Cash Provided by Financing Activities	960,986	1,047,153

Cash and Cash Equivalents
Net Increase (Decrease)	(2)	657
Beginning of Period	1,130	—

End of Period	$1,128	$657

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$1,575	$—

Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$36,323	$45,208

Redemption of Units, Net of Early Redemption Deduction	$1,636	$62

Early Redemption Deduction Payable to BXPE U.S.	$85	$3

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (80,360,087 Units) (a)	Investee Fund	Various	Various	$2,581,380	103.5%

Total Investments (Cost $2,219,848)				$2,581,380	103.5%

	December 31, 2024
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (48,845,826 Units) (a)	Investee Fund	Various	Various	$1,385,158	104.0%

Total Investments (Cost $1,263,768)				$1,385,158	104.0%

(a)	Refer to Note 3. “Investment in BXPE U.S.” for details on the Feeder’s proportional share of investments through investees.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund (TE) L.P. is a Delaware limited partnership formed on May 25, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”), which together with its consolidated subsidiary, forms the “Feeder.” The Feeder is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. The Feeder is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
The Feeder invests all or substantially all of its assets through its investment in Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”). BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder has the same investment objectives as BXPE U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors, to participate in BXPE U.S. in a more
tax-efficient
manner. The condensed financial statements of BXPE U.S. and the condensed consolidated financial statements of the Aggregator are an integral part of the Feeder’s condensed consolidated financial statements, which are included following these condensed consolidated financial statements.
The term parallel fund refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. BXPE U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
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
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when the Feeder and BXPE U.S. first sold unregistered limited partnership units to third-party investors and began investment operations.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of the Feeder, BXPE U.S. and the Aggregator. Overall responsibility for oversight of the Feeder, BXPE U.S. and the entities that carry out their investment objectives rests with the General Partner, subject to certain oversight rights held by each of the Feeder’s board of directors (the “Feeder Board of Directors” or “Feeder Board” and BXPE U.S.’s board of directors (the “BXPE U.S. Board of Directors” or “BXPE U.S. Board,” and together with the Feeder Board, the “Boards of Directors” or “Boards”), as applicable. The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE’s investments. In addition, the Investment Manager actively manages and monitors each investment to seek to maximize the value of each investment. The Investment Manager and its affiliates also provide certain administrative services to BXPE. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Feeder have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Feeder is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Feeder reflects its investment on the Condensed Consolidated Statements of Assets and Liabilities at its fair value with unrealized gains and losses resulting from changes in fair value reflected in Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates indirectly include those used in the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances, if any) at the Feeder and the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications of prior period’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
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
Valuation of Investments at Fair Value
The performance of the Feeder is directly affected by the performance of BXPE U.S.’s investment in the Aggregator which is disclosed in the notes to BXPE U.S.’s condensed financial statements. The Feeder has indirect exposure to gains and losses on underlying investments because it invests in BXPE U.S., which, in turn, has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator, which holds such underlying investments. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator.

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
Income Taxes
The Feeder operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation and as such is not directly subject to any U.S. federal corporate income taxes. It is possible that the Feeder may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Feeder would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Feeder would be treated as shareholders in a corporation, and the Feeder itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Feeder would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Feeder’s consolidated subsidiary is subject to U.S. federal, state and/or local income taxes on certain of its investments.
BXPE Feeder (CYM) L.P., the Feeder’s consolidated subsidiary, is an investment company that is treated as a corporation for U.S. income tax purposes. To the extent investments made by the Aggregator are engaged in a U.S. trade or business, BXPE Feeder (CYM) L.P. will generally be subject to a U.S. federal corporate income tax of
21
% on its share of taxable income effectively connected with the conduct of a U.S. trade or business, and may also be subject to an additional branch profits tax of
30
% on its share of the Aggregator’s effectively connected earnings and profits, adjusted as provided by law. BXPE Feeder (CYM) L.P. may also be subject to state and local income tax if it is determined to have nexus. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the U.S. federal and state income tax liability of BXPE Feeder (CYM) L.P.
If the Aggregator generates U.S. source income that is not effectively connected with a U.S. trade or business, BXPE Feeder (CYM) L.P. could be subject to a 30%
federal income tax on its share of all fixed or determinable annual or periodical gains, profits and income unless certain statutory exceptions are met. The tax is expected to be withheld at the source and taxes withheld can be used as a credit against the U.S. income tax liability of BXPE Feeder (CYM) L.P. The Aggregator is expected to hold certain investments which may generate U.S. source interest or dividends subject to this
30
% withholding tax.
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
Segment Reporting
The Feeder operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of the Feeder’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for the Feeder primarily based on the Feeder’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODMs are listed on the accompanying Condensed Consolidated Statements of Operations.
3. Investment in BXPE U.S.
The Feeder recognizes dividend income on the record date of distributions, if any, from BXPE U.S. The Feeder has an interest of
31.1
% and
30.4
% in BXPE U.S. as of September 30, 2025 and December 31, 2024, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed
5
% of the net assets of the Feeder. For a listing of investments that may proportionally exceed
5
% of the Feeder’s net assets, refer to the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
The Feeder offers three classes of limited partnership Units: Class S, Class D and Class I Units (each, a “Unit Class” or a “Class”). The key differences among each Unit Class relate to the ongoing servicing fees, the upfront subscription fee and distribution channels. The term “Transactional NAV” refers to the price at which transactions in the Feeder’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Class as of the last calendar day of the immediately preceding month. Before the Feeder determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in the Feeder and not reflected in the Feeder’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, the Feeder allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. across each Unit Class based on their relative ownership share in the Feeder as of the first calendar day of that month.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to the Feeder’s most recent Transactional NAV per Unit available for each Class, which is the Feeder’s prior month-end
Transactional NAV per Unit.
The following tables present transactions in the Units during the periods:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of June 30, 2025	42,824,952	109,056	25,943,281	68,877,289
Units Issued	5,810,502	87,401	6,768,988	12,666,891
Conversion of Units Between Classes	(81,442)	—	80,349	(1,093)
Redemption of Units	(51,169)	—	(3,215)	(54,384)

Units Outstanding as of September 30, 2025	48,502,843	196,457	32,789,403	81,488,703

Units Outstanding as of June 30, 2024	21,877,435	—	11,432,938	33,310,373
Units Issued	4,519,005	—	3,403,185	7,922,190
Conversion of Units Between Classes	(97,440)	—	96,904	(536)
Redemption of Units	—	—	(2,400)	(2,400)

Units Outstanding as of September 30, 2024	26,299,000	—	14,930,627	41,229,627

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of December 31, 2024	31,356,066	24,000	17,847,128	49,227,194
Units Issued	17,418,443	172,457	14,870,062	32,460,962
Conversion of Units Between Classes	(114,721)	—	113,276	(1,445)
Redemption of Units	(156,945)	—	(41,063)	(198,008)

Units Outstanding as of September 30, 2025	48,502,843	196,457	32,789,403	81,488,703

Units Outstanding as of December 31, 2023	—	—	—	—
Units Issued	26,400,840	—	14,831,739	41,232,579
Conversion of Units Between Classes	(101,840)	—	101,288	(552)
Redemption of Units	—	—	(2,400)	(2,400)

Units Outstanding as of September 30, 2024	26,299,000	—	14,930,627	41,229,627

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Unit Redemption Plan
The Feeder, as an investor in BXPE U.S., participates in the BXPE U.S. unit redemption plan (the “Unit Redemption Plan”) and unitholders of the Feeder have a right to participate in the Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. BXPE U.S. has implemented the Unit Redemption Plan in which it intends to offer to redeem in each quarter up to 3% of its Units outstanding as of the close of the previous calendar quarter. BXPE U.S. conducts such redemption windows in accordance with its limited partnership agreement (as amended and restated from time to time, the “BXPE U.S. Partnership Agreement”).
Under the Unit Redemption Plan, to the extent BXPE U.S. offers to redeem its Units in any particular quarter, BXPE U.S. will use a redemption price equal to BXPE U.S.’s transactional net asset value per unit of the applicable class as of the date specified in the Unit Redemption Plan (the “Redemption Date”), subject to the Early Redemption Deduction (as defined below).
Any redemption requests of Units that have been outstanding for fewer than two years will be subject to an early redemption deduction equal to
5
% of the value of BXPE U.S.’s transactional net asset value of the units being redeemed (calculated as of the Redemption Date) (the “Early Redemption Deduction”) for the benefit of BXPE U.S. and its unitholders, which includes the unitholders of the Feeder, subject to certain exceptions. Unitholders of the Feeder that request a redemption are entitled to receive the applicable net asset value per Unit of the Feeder as of the valuation date, which is in turn based on the net asset value of BXPE U.S.’s Class I Units (as adjusted for any liabilities or expenses incurred by the Feeder and any assets of, or income received by, the Feeder). The Early Redemption Deduction is applied by BXPE U.S., without duplication by the Feeder.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, units submitted for redemption for such calendar quarter will be redeemed on a pro-rata basis after BXPE U.S. has redeemed all units for which redemption has been requested due to death, disability or divorce and other limited exceptions. The General Partner (with the approval of BXPE U.S.’s Independent Directors) may make exceptions, modify or suspend the Unit Redemption Plan (including to make exceptions to the redemption limitations, or redeem fewer units than such redemption limitations) if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders.
During the three and nine months ended September 30, 2025,
54,384
Units and
198,008
Units were redeemed for an aggregate value of $1.7 million and $6.0 million, respectively. During the three and nine months ended September 30, 2024, 2,400 Units were redeemed for an aggregate value of $
0.1
 million.
5. Related Party Transactions
Partnership Agreement
The Feeder has entered into a limited partnership agreement, as amended and restated (the “Feeder Partnership Agreement”), with the General Partner. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and nine months ended September 30, 2025, the Feeder was allocated $
9.6
million and $
37.6

million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and nine months ended September 30, 2024, the Feeder was allocated
$
6.0
 million and $
10.7
 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Performance Participation Allocation.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Management Agreement
BXPE U.S. has entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds.
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
For the three and nine months ended September 30, 2025, the Feeder was allocated $7.8 million and $19.3 million, respectively, of the gross Management Fee recognized by the Aggregator. For the three and nine months ended September 30, 2024, the Feeder was allocated $3.2 million and $7.1 million, respectively, of the gross Management Fee recognized by the Aggregator, of which $3.9 million was waived by the Investment Manager for the nine months ended September 30, 2024. No Management Fee was waived for the three months ended September 30, 2024.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds.
For the three and nine months ended September 30, 2025, the Feeder was allocated $0.6 million and $1.5 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and nine months ended September 30, 2024, the Feeder was allocated $0.3 million and $0.6 million, respectively, of the Administration Fee recognized by the Aggregator. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Administration Fee.
Dealer Manager Agreement
The Feeder and BXPE U.S. entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages the Feeder’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Feeder’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Feeder’s offering, its investment strategies, material aspects of its operations and subscription procedures.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of
0.85
% of the value of the Feeder’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of
0.25
% of the value of the Feeder’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the unitholder servicing fee, the Feeder uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, redemptions for that month and distributions, if any, payable on the Feeder’s Units. There are no unitholder servicing fees with respect to Class I Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Feeder accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of September 30, 2025 and December 31, 2024 was $80.7
million and
$
50.8
million, respectively.
Due to Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Feeder for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest
bearing. Due to Affiliates also consists of balances the Feeder owes to other non-consolidated
entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
6. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from the Feeder’s available liquidity, including proceeds from the issuance of Units by the Feeder.
Contingencies
The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2025.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7. Income Taxes
Uncertain Tax Positions
As of September 30, 2025 and December 31, 2024, the Feeder is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. The Feeder evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to the Feeder’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025.
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

	Nine Months Ended September 30, 2025 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$26.38	$24.81	$28.22

Net Investment Loss	(0.11)	(0.10)	(0.12)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	3.68	3.37	3.76

Net Increase in Net Assets Resulting from Investment Operations	3.58	3.27	3.64
Servicing Fees	(0.21)	(0.08)	—

Net Increase in Net Assets	3.37	3.19	3.64

Net Asset Value, End of Period	$29.75	$28.00	31.86

Units Outstanding, End of Period	48,502,843	196,457	32,789,403
Total Return Based on Net Asset Value (b)	12.78%	12.88%	12.90%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (c)	0.05%	0.05%	0.04%

Net Investment Loss	-0.41%	-0.36%	-0.39%

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2024 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—

Proceeds from Units Issued	25.00	—	25.00

Net Investment Loss	(0.11)	—	(0.11)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	2.21	—	2.22

Net Increase in Net Assets Resulting from Investment Operations	2.10	—	2.11
Servicing Fees	(1.76)	—	—

Net Increase in Net Assets	0.34	—	2.11

Net Asset Value, End of Period	$25.34	$—	$27.11

Units Outstanding, End of Period	26,299,000	—	14,930,627
Total Return Based on Net Asset Value (b)	1.36%	—	8.44%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (c)	0.05%	—	0.05%

Net Investment Loss	-0.45%	—	-0.44%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are
reinvested in accordance with the Feeder’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for the nine months ended September 30, 2025 or the initial Net Asset Value per Unit of $25.00 for the nine months ended September 30, 2024. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Professional Fees. For the nine months ended September 30, 2024, the expense ratio also includes Organizational Expenses.
9. Subsequent Events
There have been no events since September 30, 2025 that require recognition or disclosure in the condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30,	December 31,
	2025	2024
Assets
Investment in the Aggregator at Fair Value (Cost $7,249,872 as of September 30, 2025; $4,247,996 as of December 31, 2024)	$8,467,216	$4,662,353
Cash and Cash Equivalents	2,282	1,616
Redemption Receivable	4,754	563
Due from Affiliates	85	8
Other Assets	228	280

Total Assets	$8,474,565	$4,664,820

Liabilities and Net Assets
Due to Affiliates	$36	$225
Accounts Payable, Accrued Expenses and Other Liabilities	2,147	1,153
Redemptions Payable	4,605	544
Servicing Fees Payable	167,623	107,005

Total Liabilities	174,411	108,927

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized (99,711,958 Units issued and outstanding as of September 30, 2025; 65,661,316 Units issued and outstanding as of December 31, 2024)	2,993,147	1,741,432
Limited Partnership Unit — Class D Units, unlimited Units authorized (2,993,895 Units issued and outstanding as of September 30, 2025; 2,346,107 Units issued and outstanding as of December 31, 2024)	94,238	65,235
Limited Partnership Unit — Class I Units, unlimited Units authorized (162,011,071 Units issued and outstanding as of September 30, 2025; 96,932,930 Units issued and outstanding as of December 31, 2024)	5,204,408	2,748,976
Limited Partnership Unit — Class N Units, unlimited Units authorized (330,005 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	8,111	—
General Partner Interest	250	250

Total Net Assets	8,300,154	4,555,893

Total Liabilities and Net Assets	$8,474,565	$4,664,820

See notes to condensed financial statements.

2
4

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Professional Fees	$545	$412	$1,577	$1,367
Directors’ Fees	105	102	312	538
Warehousing Fees	—	—	—	1,166
Other	47	28	202	59

Total Expenses	697	542	2,091	3,130
Warehousing Fees Waived	—	—	—	(1,166)

Net Expenses	697	542	2,091	1,964

Net Investment Loss	(697)	(542)	(2,091)	(1,964)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	185,930	133,577	802,987	240,759

Net Increase in Net Assets Resulting from Operations	$185,233	$133,035	$800,896	$238,795

See notes to condensed financial statements.

2
5

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Class N Units	General Partner Interest	Total Net Assets
Balance at June 30, 2025	$2,549,616	$85,469	$4,391,355	$—	$250	$7,026,690
Proceeds from Units Issued	406,322	3,500	700,828	8,300	—	1,118,950
Net Investment Loss	(261)	(8)	(427)	(1)	—	(697)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	69,738	2,131	113,919	142	—	185,930
Servicing Fees	(25,751)	(125)	—	(330)	—	(26,206)
Conversion of Units Between Classes	(4,065)	3,268	797	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(2,452)	3	(2,064)	—	—	(4,513)

Balance at September 30, 2025	$2,993,147	$94,238	$5,204,408	$8,111	$250	$8,300,154

Balance at June 30, 2024	$1,196,490	$48,143	$1,675,002	$—	$250	$2,919,885
Proceeds from Units Issued	207,514	11,000	370,287	—	—	588,801
Net Investment Loss	(226)	(8)	(308)	—	—	(542)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	55,228	2,028	76,321	—	—	133,577
Servicing Fees	(13,977)	(228)	—	—	—	(14,205)
Conversion of Units Between Classes	(9,100)	(1,615)	10,715	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(610)	2	(1,293)	—	—	(1,901)

Balance at September 30, 2024	$1,435,319	$59,322	$2,130,724	$—	$250	$3,625,615

See notes to condensed financial statements.

2
6

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	Class N Units	General Partner Interest		Total Net Assets
Balance at December 31, 2024	$1,741,432	$65,235	$2,748,976	$—	$250		$4,555,893
Proceeds from Units Issued	1,039,107	23,610	1,962,520	8,300	—		3,033,537
Net Investment Income (Loss)	(797)	(25)	(1,268)	(1)	—		(2,091)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	305,660	9,827	487,358	142	—		802,987
Servicing Fees	(73,271)	(460)	—	(330)	—		(74,061)
Conversion of Units Between Classes	(11,252)	(3,958)	15,210	—	—		—
Redemption of Units, Net of Early Redemption Deduction	(7,732)	9	(8,388)	—	—		(16,111)

Balance at September 30, 2025	$2,993,147	$94,238	$5,204,408	$8,111	$250		$8,300,154

Balance at December 31, 2023	$—	$—	$100	$—	$—		$100
Proceeds from Units Issued	1,446,576	58,100	1,981,988	—	250	(a)	3,486,914
Net Investment Loss	(821)	(36)	(1,107)	—	—		(1,964)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	100,475	4,030	136,254	—	—		240,759
Servicing Fees	(97,134)	(1,159)	—	—	—		(98,293)
Conversion of Units Between Classes	(13,167)	(1,615)	14,782	—	—		—
Redemption of Units, Net of Early Redemption Deduction	(610)	2	(1,293)	—	—		(1,901)

Balance at September 30, 2024	$1,435,319	$59,322	$2,130,724	$—	$250		$3,625,615

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to condensed financial statements.

2
7

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$800,896	$238,795
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(802,987)	(240,759)
Non-Cash Directors’ Fees	—	184
Investment in the Aggregator	(3,018,732)	(3,479,391)
Proceeds from Investment in the Aggregator	12,665	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	52	—
Due to Affiliates	(190)	331
Accounts Payable, Accrued Expenses and Other Liabilities	994	1,343

Net Cash Used in Operating Activities	(3,007,302)	(3,479,497)

Financing Activities
Proceeds from Issuance of Units	3,033,537	3,486,730
Payment for Servicing Fees	(13,442)	(5,902)
Early Redemption Deduction Received from the Feeder	153	—
Redemption of Units, Net of Early Redemption Deduction	(12,280)	—

Net Cash Provided by Financing Activities	3,007,968	3,480,828

Cash and Cash Equivalents
Net Increase	666	1,331
Beginning of Period	1,616	100

End of Period	$2,282	$1,431

Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$8	$8

Supplemental Disclosure of Non-Cash Financing Activities
Non-Cash Directors’ Fees	$—	$184

Accrued Servicing Fees	$74,061	$98,293

Redemption of Units, Net of Early Redemption Deduction	$4,605	$1,901

Early Redemption Deduction Receivable from the Feeder	$85	$—

See notes to condensed financial statements.

2
8

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (263,335,343 Units) (a)	Investee Fund	Various	Various	$8,467,216	102.0%

Total Investments (Cost $7,249,872)				$8,467,216	102.0%

	December 31, 2024
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (164,267,528 Units) (a)	Investee Fund	Various	Various	$4,662,353	102.3%

Total Investments (Cost $4,247,996)				$4,662,353	102.3%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on BXPE U.S.’s proportional share of investments through investees.
See notes to condensed financial statements.

2
9

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) is a Delaware limited partnership formed on April 5, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. BXPE U.S. is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets in BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors.
BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objectives as BXPE U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedules of Investments, are an integral part of BXPE U.S.’s condensed financial statements and are included following these condensed financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. BXPE U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
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
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder first sold unregistered limited partnership units to third-party investors and began investment operations.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXPE U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “BXPE U.S. Board of Directors” or “BXPE U.S. Board”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

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
BXPE U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
(“ASC 946”). The condensed financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly and that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances, if any) at the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXPE U.S.’s Annual Report on Form
10-K
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
Valuation of Investments at Fair Value
BXPE U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator, which holds such underlying investments. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXPE U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.

3
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

3
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
Segment Reporting
BXPE U.S. operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of the BXPE U.S.’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for BXPE U.S. primarily based on BXPE U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODMs are listed on the accompanying Condensed Statements of Operations.
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income on the record date of distributions, if any, from the Aggregator. BXPE U.S. has an interest of
81.4% and 76.4% in the Aggregator as of September 30, 2025 and December 31, 2024, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S. net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. (the “Borrower”) and BXPE Lux entered into an amended and restated unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of
$300.0 million. On August 14, 2025, the A&R Line of Credit was amended (“Second A&R Line of Credit”) for Finco to provide a maximum amount of $100.0 million to BXPE U.S. The Second A&R Line of Credit expires on August 14, 2026, subject to one-year
extension options requiring Finco approval.
Under the Second A&R Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“
SOFR
”) plus 3.50%. Each advance under the Second A&R Line of Credit is repayable on the earliest of (a) the expiration of the Second A&R Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c).
To the extent the Borrower has not repaid all loans and other obligations under the Second A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Second A&R Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Second A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Second A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Second A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of September 30, 2025 and December 31, 2024, BXPE U.S. had
no borrowings or amounts outstanding under the Second A&R Line of Credit.

3
3

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
BXPE U.S. offers four classes of limited partnership Units: Class S, Class D, Class I Units and Class N Units (each, a “Unit Class” or a “Class”). As of September 30, 2024, no Class N Units were outstanding. The key differences among each Unit Class relate to the ongoing servicing fees, the upfront subscription fee and distribution channels. The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for Units was $
25.00
per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXPE U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, BXPE U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each Unit Class based on their relative ownership share in BXPE U.S. as of the first calendar day of that month.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXPE U.S.’s prior month-end
Transactional NAV per Unit.
The following table presents transactions in the Units during the periods:

	Class S Units	Class D Units	Class I Units	Class N Units	Total
Units Outstanding as of June 30, 2025	86,968,721	2,781,080	140,029,174	—	229,778,975
Units Issued	12,952,595	109,609	22,025,112	330,005	35,417,321
Conversion of Units Between Classes	(129,691)	103,206	25,148	—	(1,337)
Redemption of Units	(79,667)	—	(68,363)	—	(148,030)

Units Outstanding as of September 30, 2025	99,711,958	2,993,895	162,011,071	330,005	265,046,929

Units Outstanding as of June 30, 2024	48,916,722	1,874,867	63,954,404	—	114,745,993
Units Issued	7,854,107	408,745	13,961,933	—	22,224,785
Conversion of Units Between Classes	(345,580)	(60,000)	403,739	—	(1,841)
Redemption of Units	(24,000)	—	(49,400)	—	(73,400)

Units Outstanding as of September 30, 2024	56,401,249	2,223,612	78,270,676	—	136,895,537

3
4

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class S Units	Class D Units	Class I Units	Class N Units	Total
Units Outstanding as of December 31, 2024	65,661,316	2,346,107	96,932,930	—	164,940,353
Units Issued	34,683,172	783,984	64,856,033	330,005	100,653,194
Conversion of Units Between Classes	(374,266)	(136,196)	505,718	—	(4,744)
Redemption of Units	(258,264)	—	(283,610)	—	(541,874)

Units Outstanding as of September 30, 2025	99,711,958	2,993,895	162,011,071	330,005	265,046,929

Units Outstanding as of December 31, 2023	—	—	4,000	—	4,000
Units Issued	56,928,443	2,283,612	77,755,281	—	136,967,336
Conversion of Units Between Classes	(503,194)	(60,000)	560,795	—	(2,399)
Redemption of Units	(24,000)	—	(49,400)	—	(73,400)

Units Outstanding as of September 30, 2024	56,401,249	2,223,612	78,270,676	—	136,895,537

Unit Redemption Plan
BXPE U.S. has implemented a unit redemption plan (the “Unit Redemption Plan”) in which it intends to offer to redeem in each quarter up to
3%
 of Units outstanding as of the close of the previous calendar quarter. BXPE U.S. conducts such redemption windows in accordance with the BXPE U.S. Partnership Agreement (as defined below).
Under the Unit Redemption Plan, to the extent BXPE U.S. offers to redeem Units in any particular quarter, BXPE U.S., will use a redemption price equal to the Transactional NAV per Unit of the applicable class as of the date specified in the Unit Redemption Plan (the “Redemption Date”), subject to the Early Redemption Deduction (as defined below), if applicable.
Any redemption requests of Units that have been outstanding for fewer than two years will be subject to an early redemption deduction equal to
5
% of the value of BXPE U.S.’s Transactional NAV of the Units being redeemed (calculated as of the Redemption Date) (the “Early Redemption Deduction”) for the benefit of BXPE U.S. and its unitholders, subject to certain exceptions.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption for such calendar quarter will be redeemed on a pro-rata basis after BXPE U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. The General Partner (with the approval of BXPE U.S.’s Independent Directors) may make exceptions, modify or suspend the Unit Redemption Plan (including to make exceptions to the redemption limitations, or redeem fewer Units than such redemption limitations) if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders.
During the three and nine months ended September 30, 2025, 148,030 Units and 541,874 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $4.5 million and $16.1 million, respectively. During the three and nine months ended September 30, 2024, 73,400 Units were redeemed for an aggregate value of $1.9 million, net of the Early Redemption Deduction.

3
5

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a limited partnership agreement, as amended and restated (the “BXPE U.S. Partnership Agreement”), with the General Partner. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the BXPE U.S. Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the three and nine months ended September 30, 2025, BXPE U.S. was allocated
$31.6 million and $125.3
million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and nine months ended September 30, 2024, BXPE U.S. was allocated
$20.2 million and $36.4 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.
Investment Management Agreement
BXPE U.S. has entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds.
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
For the three and nine months ended September 30, 2025, BXPE U.S. was allocated $25.6 million and $64.4 million, respectively, of the gross Management Fee recognized by the Aggregator. For the three and nine months ended September 30, 2024, BXPE U.S. was allocated $10.9 million and $24.5 million, respectively, of the gross Management Fee recognized by the Aggregator, of which $13.5 million was waived by the Investment Manager for the nine months ended September 30, 2024. No Management Fee was waived for the three months ended September 30, 2024.

3
6

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. For the three and nine months ended September 30, 2025, BXPE U.S. was allocated
$2.0 million and $4.9 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and nine months ended September 30, 2024, BXPE U.S. was allocated $0.9 million and $2.0 million, respectively, of the Administration Fee recognized by the Aggregator. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration Fee.
Dealer Manager Agreement
BXPE U.S. and the Feeder entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXPE U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXPE U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85%, 0.25% and 0.50% of the value of BXPE U.S.’s Transactional NAV attributable to Class S, Class D and Class N Units, respectively, as of the last day of each month. In calculating the servicing fees, BXPE U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, redemptions for that month and distributions, if any, payable on BXPE U.S.’s Units. There are no unitholder servicing fees with respect to Class I Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. accrues the cost of the servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S, Class D and Class N Units are sold. Servicing Fees Payable as of September 30, 2025 and December 31, 2024 was $167.6 million and $107.0 million, respectively. As of December 31, 2024, no class N Units were outstanding.
Line of Credit
The Borrower entered into the Second A&R unsecured, uncommitted Line of Credit with Finco. For additional information, see Note 4. “Line of Credit Agreement.”
Due to/from Affiliates
Due to Affiliates is composed of cash advances made by Finco on behalf of BXPE U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXPE U.S. and are non-interest
bearing. Due from Affiliates is composed of balances owed to BXPE U.S. from other non-consolidated
entities within BXPE.

3
7

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
7. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXPE U.S.’s available liquidity, including proceeds from the issuance of Units by BXPE U.S. and available borrowing capacity under the Second A&R Line of Credit. For information regarding the Second A&R Line of Credit, see Note 4. “Line of Credit Agreement.”
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2025.
8. Income Taxes
Uncertain Tax Positions
As of September 30, 2025 and December 31, 2024, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. BXPE U.S. evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to the BXPE U.S.’s condensed financial statements as of and for the three and nine months ended September 30, 2025.

3
8

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following financial highlights are calculated for the unitholders of BXPE U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. As of September 30, 2024, no Class N Units were outstanding.

	Nine Months Ended September 30, 2025 (a)
	Class S Units	Class D Units	Class I Units	Class N Units
Per Unit Data
Net Asset Value, Beginning of Period	$26.52	$27.81	$28.36	$—

Proceeds from Units Issued	—	—	—	25.00

Net Investment Loss	(0.01)	(0.01)	(0.01)	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	3.72	3.74	3.77	0.59

Net Increase in Net Assets Resulting from Investment Operations	3.71	3.73	3.76	0.59
Servicing Fees	(0.22)	(0.06)	—	(1.01)

Net Increase in Net Assets	3.50	3.67	3.76	(0.42)

Net Asset Value, End of Period	$30.02	$31.48	$32.12	$24.58

Units Outstanding, End of Period	99,711,958	2,993,895	162,011,071	330,005
Total Return Based on Net Asset Value (b)	13.18%	13.20%	13.27%	-1.69%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.03%	0.03%	0.03%	0.01%

Total Expenses	0.03%	0.03%	0.03%	0.01%

Net Investment Loss	-0.03%	-0.03%	-0.03%	-0.01%

3
9

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2024 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$25.00

Proceeds from Units Issued	25.00	25.00	—

Net Investment Loss	(0.02)	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	2.23	2.23	2.24

Net Increase in Net Assets Resulting from Investment Operations	2.21	2.21	2.22
Servicing Fees	(1.76)	(0.53)	—

Net Increase in Net Assets	0.45	1.68	2.22

Net Asset Value, End of Period	$25.45	$26.68	$27.22

Units Outstanding, End of Period	56,401,249	2,223,612	78,270,676
Total Return Based on Net Asset Value ( d )	1.80%	6.72%	8.88%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.12%	0.14%	0.12%
Warehousing Fees Waivers	-0.04%	-0.05%	-0.05%

Total Expenses	0.08%	0.09%	0.07%

Net Investment Loss	-0.08%	-0.09%	-0.07%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for Class I, Class D and Class S; and the initial Net Asset Value per Unit for Class N for September 30, 2025. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Professional Fees, Directors’ Fees, and Other. For the nine months ended September 30, 2024, the expense ratio also included Warehousing Fees.
(d)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $25.00 for September 30, 2024. Total return does not include upfront transaction fees, if any.

10. Subsequent Events
There have been no events since September 30, 2025 that require recognition or disclosure in the condensed financial statements.

4
0

BXPE US Aggregator (CYM) L.P.

4
1

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $7,480,566 as of September 30, 2025; $4,913,264 as of December 31, 2024)	$8,996,427	$5,329,357
Investments in Affiliated Investee Funds at Fair Value (Cost $842,473 as of September 30, 2025; $736,141 as of December 31, 2024)	1,005,264	832,952
Cash and Cash Equivalents	599,821	114,690
Derivative Assets at Fair Value (Cost $473 as of September 30, 2025; $- as of December 31, 2024)	7,218	47,182
Interest and Dividend Receivable and Other Assets	200,376	68,349
Deferred Assets	21,676	13,712

Total Assets	$10,830,782	$6,406,242

Liabilities and Net Assets
Due to Affiliates	$3,992	$6,261
Credit Facilities	—	129,000
Payable for Investments Purchased	181,358	21,151
Accrued Performance Participation Allocation	61,752	83,602
Management Fee Payable	31,623	18,209
Derivative Liabilities at Fair Value (Cost $- as of September 30, 2025 and December 31, 2024)	63	—
Deferred Tax Liabilities, Net	115,117	27,121
Taxes Payable	3,421	—
Administration Fees Payable	2,474	1,457
Accounts Payable, Accrued Expenses and Other Liabilities	8,585	13,257
Redemptions Payable	19,908	7,037

Total Liabilities	428,293	307,095

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized (323,549,839 Units issued and outstanding as of September 30, 2025; 214,889,732 Units issued and outstanding as of December 31, 2024)	10,402,489	6,099,147
Limited Partnership Unit — Class B Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—

Total Net Assets	10,402,489	6,099,147

Total Liabilities and Net Assets	$10,830,782	$6,406,242

See notes to condensed consolidated financial statements.

4
2

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$26,835	$22,778	$68,784	$63,484
Dividend Income	18,532	14,934	112,972	37,627
Other	641	955	846	10,839

Total Income	46,008	38,667	182,602	111,950

Expenses
Management Fees	31,623	15,074	80,489	32,021
Organizational Expenses	71	932	3,091	6,408
Performance Participation Allocation	38,977	27,697	156,869	48,482
Professional Fees	6,057	6,227	18,159	10,443
Deferred Financing Cost Amortization	2,380	—	5,642	—
Deferred Offering Costs Amortization	175	725	443	2,100
Administration Fees	2,474	1,206	6,122	2,562
Interest Expense	226	—	5,992	—
Other	95	(93)	159	842

Total Expenses	82,078	51,768	276,966	102,858
Management Fees Waived	—	—	—	(16,947)
Expense Support	—	—	—	(187)

Net Expenses	82,078	51,768	276,966	85,724

Net Investment Income (Loss) Before Provision for Taxes	(36,070)	(13,101)	(94,364)	26,226
Provision for Taxes	44,926	11,191	95,618	13,541

Net Investment Income (Loss)	(80,996)	(24,292)	(189,982)	12,685

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain on Investments and Derivative Instruments	28,391	2,539	71,322	1,495
Net Change in Unrealized Gain (Loss) on Investments	216,207	188,554	966,075	293,081
Net Change in Unrealized Gain (Loss) on Derivative Instruments	75,596	(31,720)	(40,499)	(28,783)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(9,851)	47,267	199,709	41,830

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	310,343	206,640	1,196,607	307,623

Net Increase in Net Assets Resulting from Operations	$229,347	$182,348	$1,006,625	$320,308

See notes to condensed consolidated financial statements.

4
3

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at June 30, 2025	$8,894,439	$—	$8,894,439
Proceeds from Units Issued	1,298,609	—	1,298,609
Net Investment Loss	(80,996)	—	(80,996)
Net Realized Gain on Investments and Derivative Instruments	28,391	—	28,391
Net Change in Unrealized Gain (Loss) on Investments	216,207	—	216,207
Net Change in Unrealized Gain (Loss) on Derivative Instruments	75,596	—	75,596
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(9,851)	—	(9,851)
Redemption of Units	(19,906)	—	(19,906)

Balance at September 30, 2025	$10,402,489	$—	$10,402,489

Balance at June 30, 2024	$4,165,981	$—	$4,165,981
Proceeds from Units Issued	715,901	—	715,901
Net Investment Loss	(24,292)	—	(24,292)
Net Realized Gain on Investments and Derivative Instruments	2,539	—	2,539
Net Change in Unrealized Gain (Loss) on Investments	188,554	—	188,554
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(31,720)	—	(31,720)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	47,267	—	47,267
Redemption of Units	(4,849)	—	(4,849)

Balance at September 30, 2024	$5,059,381	$—	$5,059,381

See notes to condensed consolidated financial statements.

4
4

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at December 31, 2024	$6,099,147	$—	$6,099,147
Proceeds from Units Issued	3,348,160	—	3,348,160
Net Investment Loss	(189,982)	—	(189,982)
Net Realized Gain on Investments and Derivative Instruments	71,322	—	71,322
Net Change in Unrealized Gain (Loss) on Investments	966,075	—	966,075
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(40,499)	—	(40,499)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	199,709	—	199,709
Redemption of Units	(51,443)	—	(51,443)

Balance at September 30, 2025	$10,402,489	$—	$10,402,489

Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	4,743,922	—	4,743,922
Net Investment Income	12,685	—	12,685
Net Realized Gain on Investments and Derivative Instruments	1,495	—	1,495
Net Change in Unrealized Gain (Loss) on Investments	293,081	—	293,081
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(28,783)	—	(28,783)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	41,830	—	41,830
Redemption of Units	(4,849)	—	(4,849)

Balance at September 30, 2024	$5,059,381	$—	$5,059,381

See notes to condensed consolidated financial statements.

4
5

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$1,006,625	$320,308
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized Gain on Investments and Derivative Instruments	(71,322)	(1,495)
Net Change in Unrealized (Gain) Loss on Investments	(966,075)	(293,081)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	40,499	28,783
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	(199,709)	(41,830)
Net Amortization of Debt Investments	18	121
Deferred Costs Amortization	6,085	2,100
Purchases of Investments	(3,349,230)	(6,131,853)
Proceeds from Investments	712,671	1,383,236
Cash Flows Due to Changes in Operating Assets and Liabilities
Interest and Dividend Receivable and Other Assets	(98,233)	(58,611)
Deferred Assets	(14,049)	(2,989)
Due to Affiliates	(2,269)	4,955
Accounts Payable, Accrued Expenses and Other Liabilities	(4,672)	12,534
Payable for Investments Purchased	160,207	26,942
Deferred Tax Liabilities, Net	87,996	13,541
Taxes Payable	3,421	—
Management Fee Payable	13,414	15,074
Administration Fees Payable	1,017	2,562
Accrued Performance Participation Allocation	(21,850)	48,483

Net Cash Used in Operating Activities	(2,695,456)	(4,671,220)

continued...
See notes to condensed consolidated financial statements.

4
6

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Financing Activities
Proceeds from Issuance of Units	$3,348,160	$4,743,922
Proceeds from Credit Facilities	1,428,000	383,000
Repayment of Credit Facilities	(1,557,000)	(383,000)
Redemption of Units	(38,573)	—

Net Cash Provided by Financing Activities	3,180,587	4,743,922

Cash and Cash Equivalents
Net Increase	485,131	72,702
Beginning of Period	114,690	—

End of Period	$599,821	$72,702

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$3,965	$—

Cash Paid for Interest	$6,235	$—

Supplemental Disclosure of Non-Cash Financing Activities
Redemption of Units	$19,908	$4,849

See notes to condensed consolidated financial statements.

4
7

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Investments
Equity Investments (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$649,849	6.2%
Other Investment(s) in Equity	APAC	225,502	2.2%
Other Investment(s) in Equity	EMEA	217,136	2.1%

Total Business Services		1,092,487	10.5%

Consumer
Submarine Buyer LLC (497,720,351 shares) (c)	Americas	519,493	5.0%
Other Investment(s) in Equity	Americas	345,060	3.3%
Other Investment(s) in Equity	EMEA	32,301	0.3%

Total Consumer		896,854	8.6%

Energy
Other Investment(s) in Equity	Americas	57,144	0.5%
Other Investment(s) in Equity	EMEA	11,190	0.1%
Other Investment(s) in Equity	APAC	527	0.0%

Total Energy		68,861	0.7%

Financial Services
Other Investment(s) in Equity (b)	Americas	928,831	8.9%
Other Investment(s) in Equity	EMEA	115,069	1.1%
Other Investment(s) in Equity	APAC	4,014	0.0%

Total Financial Services		1,047,914	10.1%

Healthcare
Other Investment(s) in Equity	Americas	507,039	4.9%
Other Investment(s) in Equity	APAC	30,475	0.3%

Total Healthcare		537,514	5.2%

Industrials
Other Investment(s) in Equity (b)	Americas	576,696	5.5%
Other Investment(s) in Equity	APAC	2,264	0.0%

Total Industrials		578,960	5.6%

continued...
See notes to condensed consolidated financial statements.

4
8

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Equity Investments (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$298,696	2.9%
Other Investment(s) in Equity	Americas	171,377	1.6%

Total Infrastructure		470,073	4.5%

Media & Entertainment
Other Investment(s) in Equity (b)	EMEA	1,059,532	10.2%
Other Investment(s) in Equity	Americas	80,426	0.8%
Other Investment(s) in Equity	APAC	15,363	0.1%

Total Media & Entertainment		1,155,321	11.1%

Software
Other Investment(s) in Equity (b)	Americas	688,802	6.6%
Other Investment(s) in Equity	EMEA	231,977	2.2%

Total Software		920,779	8.9%

Technology & Services
Other Investment(s) in Equity (b)	Americas	553,279	5.3%
Other Investment(s) in Equity	EMEA	24,137	0.2%

Total Technology & Services		577,416	5.6%

Total Equity Investments (Cost: Americas $4,209,600, EMEA $1,229,782, APAC $509,391)		7,346,179	70.6%

Debt Investments
Debt Investments - Private (d)

Consumer
Other Investment(s) in Debt	EMEA	330,474	3.2%

Total Consumer		330,474	3.2%

Energy
Other Investment(s) in Debt	APAC	6,733	0.1%

Total Energy		6,733	0.1%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) ( d )
Media & Entertainment
Other Investment(s) in Debt	EMEA	$123,542	1.2%

Total Media & Entertainment		123,542	1.2%

Software
Other Investment(s) in Debt	Americas	404	0.0%

Total Software		404	0.0%

Technology & Services
Other Investment(s) in Debt	Americas	385,384	3.7%

Total Technology & Services		385,384	3.7%

Total Debt Investments - Private (Cost: Americas $337,623, EMEA $384,196, APAC $5,812)		846,537	8.1%

Debt Investments - Liquids ( e )
Business Services
Other Investment(s) in Debt	Americas	99,559	1.0%

Total Business Services		99,559	1.0%

Consumer
Other Investment(s) in Debt	Americas	111,368	1.1%
Other Investment(s) in Debt	EMEA	11,070	0.1%

Total Consumer		122,438	1.2%

Energy
Other Investment(s) in Debt	Americas	56,947	0.5%

Total Energy		56,947	0.5%

Financial Services
Other Investment(s) in Debt	Americas	117,499	1.1%
Other Investment(s) in Debt	EMEA	3,933	0.0%

Total Financial Services		121,432	1.2%

continued...
See notes to condensed consolidated financial statements.

5
0

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued) ( e )
Healthcare
Other Investment(s) in Debt	Americas	$43,739	0.4%
Other Investment(s) in Debt	EMEA	3,917	0.0%

Total Healthcare		47,656	0.5%

Industrials
Other Investment(s) in Debt	Americas	148,814	1.4%
Other Investment(s) in Debt	EMEA	16,682	0.2%
Other Investment(s) in Debt	APAC	4,084	0.0%

Total Industrials		169,580	1.6%

Infrastructure
Other Investment(s) in Debt	Americas	45,167	0.4%

Total Infrastructure		45,167	0.4%

Media & Entertainment
Other Investment(s) in Debt	Americas	9,951	0.1%
Other Investment(s) in Debt	EMEA	3,006	0.0%

Total Media & Entertainment		12,957	0.1%

Software
Other Investment(s) in Debt	Americas	104,063	1.0%

Total Software		104,063	1.0%

Technology & Services
Other Investment(s) in Debt	Americas	23,912	0.2%

Total Technology & Services		23,912	0.2%

Total Debt Investments - Liquids (Cost: Americas $761,470, EMEA $38,617, APAC $4,075)		803,711	7.7%

Total Debt Investments (Cost: Americas $1,099,093, EMEA $422,813, APAC $9,887)		1,650,248	15.9%

Total Investments (Cost: $7,480,566)		8,996,427	86.5%

continued...
See notes to condensed consolidated financial statements.

5
1

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Affiliated Investee Funds
Energy
Other Investment(s) in Affiliated Investee Funds	Americas	$34,130	0.3%

Total Energy		34,130	0.3%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	13,796	0.1%

Total Financial Services		13,796	0.1%

Healthcare
Other Investment(s) in Affiliated Investee Funds	Americas	81,668	0.8%

Total Healthcare		81,668	0.8%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	83,303	0.8%

Total Infrastructure		83,303	0.8%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	117,941	1.1%

Total Secondaries		117,941	1.1%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	119,708	1.2%

Total Software		119,708	1.2%

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Various	252,324	2.4%
Other Investment(s) in Affiliated Investee Funds	Americas	209,453	2.0%

Total Specialty Finance		461,777	4.4%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	92,941	0.9%

Total Technology & Services		92,941	0.9%

Total Affiliated Investee Funds (Cost: Americas $565,728, EMEA $8,205, Various $268,540)		1,005,264	9.7%

continued...
See notes to condensed consolidated financial statements.

5
2

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Cash and Cash Equivalents
Money Market Fund
Other Money Market Fund(s)	Americas	$201,155	1.9%

Total Money Market Fund (Cost: $201,155 Americas)		201,155	1.9%

Short-Term Investments
U.S. Treasury Bills	Americas	200,313	1.9%

Total Short - Term Investments (Cost: $199,999 Americas)		200,313	1.9%

Cash
Cash Held at Banks	n/a	198,353	1.9%

Total Cash (Cost: $198,353)		198,353	1.9%

Total Cash and Cash Equivalents (Cost: $599,507)		599,821	5.8%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contract(s)	n/a	7,102	0.1%
Commodity Futures Contract(s)	n/a	116	0.0%

Total Derivative Assets (Cost: $473)		7,218	0.1%

Derivative Liabilities
Foreign Currency Forward Contract(s)	n/a	(63)	0.0%

Total Derivative Liabilities (Cost : $-)		(63)	0.0%

Total Derivative Instruments (Cost: $473)		7,155	0.1%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $8,923,019)		$10,608,667	102.0%

See notes to condensed consolidated financial statements.

5
3

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Investments
Equity Investments (a)
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

5
4

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Equity Investments (continued) (a)
Media & Entertainment
Aurelia Aggregator (CYM) L.P. (43,118 Shares)	EMEA	$362,512	5.9%
Other Investment(s) in Equity (b)	EMEA	547,991	9.0%
Other Investment(s) in Equity	APAC	14,026	0.2%

Total Media & Entertainment		924,529	15.2%

Software
Other Investment(s) in Equity	EMEA	190,778	3.1%
Other Investment(s) in Equity	Americas	180,242	3.0%

Total Software		371,020	6.1%

Technology & Services
Matrix Holdings III DE L.P. (62,342 Shares)	Americas	62,862	1.0%
Other Investment(s) in Equity	Americas	265,028	4.3%
Other Investment(s) in Equity	EMEA	19,240	0.3%

Total Technology & Services		347,130	5.7%

Total Equity Investments (Cost: Americas $2,104,993, EMEA $1,281,707, APAC $289,911)		4,065,893	66.7%

Debt Investments (f)
Business Services
Other Investment(s) in Debt	Americas	82,370	1.4%

Total Business Services		82,370	1.4%

Consumer
Other Investment(s) in Debt	EMEA	280,496	4.6%
Other Investment(s) in Debt	Americas	104,847	1.7%

Total Consumer		385,343	6.3%

Energy
Other Investment(s) in Debt	Americas	37,686	0.6%
Other Investment(s) in Debt	APAC	5,689	0.1%

Total Energy		43,375	0.7%

continued...
See notes to condensed consolidated financial statements.

5
5

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of December 31, 2024 (Unaudited)
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

5
6

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of December 31, 2024 (Unaudited)
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

5
7

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

			Fair Value as a Percentage
Name of Investment	Geography	Fair Value	of Net Assets
Affiliated Investee Funds (continued)
Specialty Finance
Blackstone CLO Management LLC – Series 9 (b)	Various	$292,513	4.8%
Other Investment(s) in Affiliated Investee Funds	Americas	186,001	3.0%

Total Specialty Finance		478,514	7.8%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	92,758	1.5%

Total Technology & Services		92,758	1.5%

Total Affiliated Investee Funds (Cost: Americas $438,673, EMEA $18,823, Various $278,645)		832,952	13.7%

Cash and Cash Equivalents
Money Market Fund
Fidelity Institutional Treasury Portfolio Money Market Fund	Americas	60,283	1.0%

Total Money Market Fund (Cost: Americas $60,283)		60,283	1.0%

Cash
Cash Held at Banks	n/a	54,407	0.9%

Total Cash (Cost: $54,407)		54,407	0.9%

Total Cash and Cash Equivalents (Cost: $114,690)		114,690	1.9%

Derivative Instruments
Foreign Currency Contracts	n/a	47,182	0.8%

Total Derivative Instruments (Cost: $ - )		47,182	0.8%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $5,764,095)		$6,324,181	103.7%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a	Not applicable.
EMEA	Europe, Middle East and Africa.
APAC	Asia Pacific.
(a)
Equity Investments include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants and (4) other equity-linked securities.

(b)
There were no single investments included in this category that exceeded 5% of net assets of BXPE US Aggregator (CYM) L.P., Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. or a Parallel Fund.

(c)	A portion of this investment is held through Boardwalk I Aggregator L.P. which in turn invests into Submarine Buyer LLC.

5
8

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedules of Investments as of December 31, 2024 (Unaudited)
(Dollars in Thousands, Except Share Data)

(d)	Private debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to direct lending debt investments.
(e)
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

5
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
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. and the Feeder are structured as a perpetual-life strategy with monthly, fully funded subscriptions and periodic redemptions. The Feeder invests all or substantially all of its assets in BXPE U.S. In turn, BXPE U.S. invests all or substantially all of its assets in the Aggregator.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). The Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXPE U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
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
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder sold unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which, in turn, began investment operations.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXPE U.S., the Feeder and the Aggregator. Overall responsibility for oversight of the Feeder, BXPE U.S. and the entities that carry out their investment objectives rests with the General Partner, subject to certain oversight rights held by each of the Feeder’s board of directors (the “Feeder Board of Directors” or “Feeder Board”) and BXPE U.S.’s board of directors (the “BXPE U.S. Board of Directors” or “BXPE U.S. Board,” and together with the Feeder Board, the “Boards of Directors” or “Boards”), as applicable. The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

6
0

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire period. Certain reclassifications of prior periods’ amounts have been made to conform to the current year presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
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
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale
approach as the primary method with emphasis given to certain considerations including, but not limited to unitholder approval, regulatory approval, financing, completion of due diligence and break-up
fees. Minority investments in companies where BXPE has limited information rights may also be valued using a recent round of financing as the primary method considering the nature of the transaction, the rights and privileges of the investments subject to the transaction and any changes in the investment that have occurred since the transaction.
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

6
4

BXPE US A
ggre
gator (CYM) L.P.
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
Income Recognition
The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXPE U.S. and the Feeder accepted third-party investors and commenced investment operations, costs associated with the organization of BXPE were expensed. Costs associated with the offering of BXPE U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXPE U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
Management Fees Offset and Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 7. “Related Party Transactions”) for the first six months following the Initial Closing Date. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
As described in the Investment Management Agreement (as defined in Note 7. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata
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
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense Support on the Condensed Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.
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
To the extent investments made by the
non-U.S.
subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal corporate income tax of
21
% of its share of taxable income effectively connected with the conduct of a
U.S
. trade or business and may be subject to additional branch profits tax of
30
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
6

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	September 30, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$198,353	$—	$—	$—	$198,353
Money Market Fund	201,155	—	—	—	201,155
Treasury Bills	200,313	—	—	—	200,313

Total Cash and Cash Equivalents	599,821	—	—	—	599,821

Investments
Equity Investments	—	—	7,304,505	41,674	7,346,179

Debt Investments
Private	—	—	846,537	—	846,537
Liquids	—	801,400	2,311	—	803,711

Total Debt Investments	—	801,400	848,848	—	1,650,248

Total Investments	—	801,400	8,153,353	41,674	8,996,427

Investments in Affiliated Investee Funds	—	—	81,668	923,596	1,005,264
Derivative Assets	—	7,218	—	—	7,218

	$599,821	$808,618	$8,235,021	$965,270	$10,608,730

Liabilities
Derivative Liabilities	$—	$63	$—	$—	$63

	December 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$54,407	$—	$—	$—	$54,407
Money Market Fund	60,283	—	—	—	60,283

Total Cash and Cash Equivalents	114,690	—	—	—	114,690

Investments
Equity Investments	—	2,768	4,028,240	34,885	4,065,893
Debt Investments	—	722,180	541,284	—	1,263,464

Total Investments	—	724,948	4,569,524	34,885	5,329,357
Investments in Affiliated Investee Funds	—	—	248,934	584,018	832,952
Derivative Assets	—	47,182	—	—	47,182

	$114,690	$772,130	$4,818,458	$618,903	$6,324,181

6
7

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of September 30, 2025, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$7,030,763	Discounted Cash Flows	WACC	8.7% - 31.1%	17.0%	Lower
			Exit Multiple	6.5x - 24.0x	16.3x	Higher
	877	Transactional Value	n/a
	272,865	Recent Round of Financing	n/a
Debt Investments - Private	846,537	Discounted Cash Flows	WACC	8.3% - 16.1%	12.7%	Lower
Debt Investments - Liquids	2,311	Third-Party Pricing	n/a

Total Investments	8,153,353
Investments in Affiliated Investee Funds	81,668	Discounted Cash Flows	WACC	7.1% - 24.6%	14.7%	Lower

	$8,235,021

6
8

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$3,645,852	Discounted Cash Flows	WACC	9.3% - 31.4%	17.9%	Lower
			Exit Multiple	7.6x - 22.0x	15.8x	Higher
	382,388	Transactional Value	n/a
Debt Investments	541,284	Discounted Cash Flows	WACC	8.4% - 15.3%	12.5%	Lower

Total Investments	4,569,524
Investments in Affiliated Investee Funds	203,929	Third-Party Pricing	n/a
	45,005	Discounted Cash Flows	WACC	10.3%	10.3%	Lower

	$4,818,458

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2025					2024
		Debt	Debt	Affiliated				Affiliated
	Equity	Investments	Investments	Investee		Equity	Debt	Investee
	Investments	- Private	- Liquid	Funds	Total	Investments	Investments	Funds	Total
Balance, Beginning of Period	$6,572,416	$669,641	$—	$71,696	$7,313,753	$1,567,924	$106,740	$200,208	$1,874,872
Purchases	475,676	195,587	2,298	6,017	679,578	1,297,247	393,760	—	1,691,007
Sales and Proceeds from Investments	(83,230)	(29,553)	—	(94)	(112,877)	(8,891)	(9,218)	—	(18,109)
Transfer Out of Level III (a)	—	—	—	—	—	—	(1,820)	—	(1,820)
Change in Gain (Loss) Included in Net Assets	339,643	10,862	13	4,049	354,567	220,755	(18,512)	4,699	206,942

Balance, End of Period	$7,304,505	$846,537	$2,311	$81,668	$8,235,021	$3,077,035	$470,950	$204,907	$3,752,892

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$339,643	$10,862	$13	$4,049	$354,567	$220,755	$(18,512)	$4,699	$206,942

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30,
	2025					2024
		Debt	Debt	Affiliated				Affiliated
	Equity	Investments	Investments	Investee		Equity	Debt	Investee
	Investments	- Private	- Liquid	Funds	Total	Investments	Investments	Funds	Total
Balance, Beginning of Period	$4,028,240	$541,284	$—	$248,934	$4,818,458	$—	$—	$—	$—
Purchases	2,514,460	248,743	2,298	7,554	2,773,055	2,865,691	443,366	194,133	3,503,190
Sales and Proceeds from Investments	(188,917)	(39,045)	—	(518)	(228,480)	(8,891)	(11,106)	—	(19,997)
Transfer Into Level III (a)	—	—	—	—	—	—	51,535	—	51,535
Transfer Out of Level III (a)(b)	(64,680)	—	—	(185,942)	(250,622)	(49,538)	(1,820)	—	(51,358)
Change in Gain (Loss) Included in Net Assets	1,015,402	95,555	13	11,640	1,122,610	269,773	(11,025)	10,774	269,522

Balance, End of Period	$7,304,505	$846,537	$2,311	$81,668	$8,235,021	$3,077,035	$470,950	$204,907	$3,752,892

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$1,015,402	$95,555	$13	$11,640	$1,122,610	$269,773	$(11,025)	$10,774	$269,522

(a)
For the three months ended September 30, 2024, the transfers out of Level III financial assets were due to changes in the observability of inputs used in the valuation of such assets. For the nine months ended September 30, 2024, the transfers in and out of Level III financial assets were primarily due to a Level III Equity Investment transferring into Level III Debt Investments.

(b)	For the nine months ended September 30, 2025, the transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.
NAV as a Practical Expedient
The tables below summarize investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of September 30, 2025 and December 31, 2024, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	September 30, 2025		December 31, 2024
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$176,121	$923,596	$169,000	$584,018
Equity Investments (b)	—	41,674	—	34,885

	$176,121	$965,270	$169,000	$618,903

(a)
The Affiliated Investee Funds included each primarily invest across certain industries including Energy, Financial Services, Infrastructure, Software, Secondaries, Specialty Finance and Technology & Services.

(b)	The Equity Investments included primarily invest in Financial Services.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts (in thousands):

	September 30, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts (EUR)	€564,591	$7,024	€25,610	$63	€506,054	$41,880	€—	$—
Foreign Currency Contracts (GBP)	£—	$—	£—	$—	£61,967	$5,302	£—	$—
Foreign Currency Contracts (JPY)	¥936,250	$78	¥—	$—	¥—	$—	¥—	$—
Commodity Futures Contracts	$56	$116	$—	$—	$—	$—	$—	$—

		$7,218		$63		$47,182		$—

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$(63,603)	$3,578	$(45,809)	$3,578
Forward Sales Contracts	(1,086)	—	(1,086)	—

Total Realized Gain (Loss)	(64,689)	3,578	(46,895)	3,578
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	70,958	(31,720)	(40,143)	(28,783)
Commodity Futures Contracts	(109)	—	(356)	—
Forward Sales Contracts	4,746	—	—	—

Total Net Change in Unrealized Gain (Loss)	75,595	(31,720)	(40,499)	(28,783)

	$10,906	$(28,142)	$(87,394)	$(25,205)

As of September 30, 2025 and December 31, 2024, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Borrowings
Bonavista Credit Facility
On July 25, 2024, Bonavista Funding Ltd. (“Bonavista”), a consolidated wholly owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a revolving credit agreement (the “Bonavista Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed the aggregate commitment of
$
300.0 million, subject to customary conditions. The Bonavista Credit Facility is collateralized by assets of Bonavista. The obligations under the Bonavista Credit Facility have limited recourse, with repayment solely from the assets collateralizing Bonavista. The liabilities of Bonavista do not have recourse to the general credit of the Aggregator. On December 19, 2024, the maximum aggregate commitment was increased to $400.0 million through September 18, 2025, after which, the maximum aggregate commitment decreased to $375.0 million.

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
As of September 30, 2025, Bonavista had no borrowings or amounts outstanding under the Bonavista Credit Facility. As of December 31, 2024, Bonavista had $129.0 million outstanding under the Bonavista Credit Facility. The borrowing carrying amount outstanding under the Bonavista Credit Facility as of December 31, 2024 approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of December 31, 2024, the effective interest rate on borrowings outstanding was 5.7%.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $375.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%) and maintains a loan to value ratio of not more than 30%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). The aggregate commitment has increased periodically over time. On August 27, 2025, the aggregate commitment was increased by $300.0 million to $1.6 billion.
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
As of September 30, 2025 and December 31, 2024, the Aggregator had no borrowings or amounts outstanding under the Aggregator Credit Agreement.
6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of September 30, 2025, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each, as defined in Note 7. “Related Party Transactions.”) and the deduction of expenses.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents transactions in the Aggregator’s Units during the periods:

	Class A
	Units	Total
Units Outstanding as of June 30, 2025	283,386,912	283,386,912
Units Issued	40,777,293	40,777,293
Redemption of Units	(614,366)	(614,366)

Units Outstanding as of September 30, 2025	323,549,839	323,549,839

Units Outstanding as of June 30, 2024	158,901,585	158,901,585
Units Issued	26,987,238	26,987,238
Redemption of Units	(177,523)	(177,523)

Units Outstanding as of September 30, 2024	185,711,300	185,711,300

	Class A
	Units	Total
Units Outstanding as of December 31, 2024	214,889,732	214,889,732
Units Issued	110,297,894	110,297,894
Redemption of Units	(1,637,787)	(1,637,787)

Units Outstanding as of September 30, 2025	323,549,839	323,549,839

Units Outstanding as of December 31, 2023	—	—
Units Issued	185,888,823	185,888,823
Redemption of Units	(177,523)	(177,523)

Units Outstanding as of September 30, 2024	185,711,300	185,711,300

In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to redeem Aggregator Units from limited partners to match any redemption made by BXPE U.S. and any Parallel Fund. Any redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption plan of BXPE U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of BXPE U.S., including, if applicable, approval by the BXPE U.S. Board of Directors.
During the three and nine months ended September 30, 2025,
614,366
 and
1,637,787

Aggregator Units were redeemed for an aggregate value of
$
19.9
 million and $
51.4
 million, respectively. During the three and nine months ended September 30, 2024,
177,523
Aggregator Units were redeemed for an aggregate value of $4.8 million.
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
Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation is payable quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request and will be subject to certain limitations.
For the three months ended September 30, 2025 and 2024, the Aggregator accrued Performance Participation Allocation of $39.0 million and $27.7 million, respectively.
For the nine months ended September 30, 2025 and 2024, the Aggregator accrued Performance Participation Allocation of $156.9 million and $48.5 million, respectively.
Investment Management Agreement
On January 2, 2024, BXPE U.S. entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered, and may in the future enter, into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of the Aggregator’s Transactional NAV per year, payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXPE U.S.’s and the Feeder’s Class S and Class D units, as applicable, and BXPE U.S.’s Class N units, Administration Fee (as defined below), Performance Participation Allocation, pending unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager may elect to receive the Management Fee in cash, the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. As of July 1, 2024, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such management fee offsets for the three and nine months ended September 30, 2025 and 2024. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on management fee waivers.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and nine months ended September 30, 2025, the Aggregator accrued gross Management Fees of $31.6 million and $80.5 million, respectively. For the three and nine months ended September 30, 2024, the Aggregator accrued gross Management Fees of $15.1 million and $32.0 million, respectively, of which $16.9 million was waived by the Investment Manager for the nine months ended September 30, 2024. No Management Fee was waived for the three months ended September 30, 2024.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum, payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee and the Performance Participation Allocation, pending unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
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
For the three and nine months ended September 30, 2025, the Aggregator accrued Administration Fees of $2.5 million and $6.1 million, respectively. For the three and nine months ended September 30, 2024, the Aggregator accrued Administration Fees of $1.2 million and $2.6 million, respectively.
Investments in Affiliated Investee Funds
As of September 30, 2025 and December 31, 2024, the Aggregator had Investments in Affiliated Investee Funds of $1.0 billion and $833.0 million, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During the year ended December 31, 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s NAV.
For the three months ended September 30, 2024, there was no accrued Expense Support. For the nine months ended September 30, 2024, the Aggregator accrued Expense Support of $0.2 million that was subsequently paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the three and nine months ended September 30, 2025.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
bearing. Due from Affiliates is composed of balances owed to the Aggregator from other non-consolidated
entities within BXPE.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
Related Party Transactions
BXPE may from time to time enter into transactions with certain affiliates. During the nine months ended September 30, 2025, the Aggregator participated in post-closing syndication transactions for the purchase of two investments for an aggregate purchase price of $140.5 million, from other entities or vehicles controlled, sponsored, advised and/or managed by Blackstone or its affiliates. The investments were purchased at cost plus a fee for the time the investments were held by such affiliate. During the three months ended September 30, 2025, the Aggregator did not participate in any such transactions with certain affiliates other than the transactions as described below.
As a small portion of BXPE’s overall investment strategy, the Aggregator participates in investments alongside other vehicles sponsored, advised and/or managed by Blackstone or its affiliates in a programmatic manner through elections to Blackstone’s side-by-side
investment program. As a participant in the program, from time to time, the Aggregator and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates may sell or syndicate portions of an investment to a related party, including co-investment
vehicles managed by Blackstone. Such syndication transactions are generally required for all participants in the program and are typically made within six months of closing and are effected at cost, plus a fee for the time the investment is held by the Aggregator. During the three and nine months ended September 30, 2025, the Aggregator syndicated portions of five and ten investments, respectively, for an aggregate sale price of $10.1 million and $19.8 million, respectively, to related parties.
8. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to BXPE U.S.’s Class S, Class D and Class N units and the Feeder’s Class S and Class D units, on BXPE’s behalf through the first anniversary of the Initial Closing Date. As of December 31, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXPE’s behalf in the amount of
$8.3 million, of which $5.6 million related to Organizational Expenses and was expensed as incurred and $2.7 million related to offering costs that are capitalized as a deferred expense and amortized over twelve months. As of September 30, 2025, these accruals were paid off in full and there were no additional expenses that the Investment Manager advanced on BXPE’s behalf.
As of September
30
,
2025
and December
31
,
2024
, the Aggregator had unfunded commitments to existing investments of $
662.7

m
illion and $
568.7
 million, respectively, and the BXPE Fund Program had additional conditional commitments of $
2.8
 billion and $
1.9
 billion, respectively, to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no
assurance that such transactions will close as expected or at all.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2025.
9. Income Taxes
To the extent investments made by the Aggregator are engaged in a U.S. trade or business, the Aggregator will generally be subject to a U.S. federal corporate income tax of 21.0% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30.0% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes.
Uncertain Tax Positions
As of September 30, 2025 and December 31, 2024, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. The Aggregator evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to the Aggregator’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities.
10. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class B Units have been issued by the Aggregator since inception.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class A Units (a)
	Nine Months Ended September 30,
	2025	2024
Per Unit Data
Net Asset Value, Beginning of Period	$28.38	$—

Proceeds from Units Issued	—	25.00

Net Investment Income (Loss)	(0.63)	0.27
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	4.40	1.97

Net Increase in Net Assets	3.77	2.24

Net Asset Value, End of Period	$32.15	$27.24

Units Outstanding, End of Period	323,549,839	185,711,300
Total Return Based on Net Asset Value (b)	13.28%	8.96%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	1.44%	1.62%
Expense Support and Management Fees Waivers (c)	—	-0.51%
Accrued Performance Participation Allocation	1.88%	1.44%

Total Expenses	3.32%	2.55%

Net Investment Income (Loss)	-2.28%	0.38%

(a)	Amounts may not add due to rounding.
(b)
For the nine months ended September 30, 2025, total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for the nine months ended September 30, 2025 or the initial Net Asset Value per Unit of $25.00 for the nine months ended September 30, 2024. Total return does not include upfront transaction fees, if any.

(c)
For the nine months ended September 30, 2024, the expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees and Other. For the nine months ended September 30, 2025, the expense ratio also includes Interest Expense and Deferred Financing Cost Amortization.

11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through November 12, 2025, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

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

In this report, we refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.” and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (collectively, the “Registrants”). The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder, BXPE US Aggregator (CYM) L.P., together with its consolidated subsidiaries, (the “Aggregator”) and any Parallel Funds (as defined in Part I. Item 1. Financial Statements), as the context requires. BXPE and Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”) are together referred to as the “BXPE Fund Program.”

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

BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. As an investor in BXPE, individuals gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Opportunistic, Growth and Life Sciences. As of September 30, 2025, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.

BXPE’s differentiated access to the world’s largest global private equity platform uniquely positions BXPE among competitors, allowing for a broader universe of investment and deployment opportunities. Identifying, closing and realizing attractive private equity investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty. We believe the depth and breadth of our investment strategy and Blackstone’s Private Equity Platform, including the deep reservoir of proprietary data, represents a significant advantage as we compete for quality investment opportunities and help our portfolio companies compete in their respective markets.

We focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities can create competitive advantages for the BXPE Fund Program. In the ordinary course, we will generally seek to invest at least 80% of our NAV in Private Equity Investments and up to 20% of our NAV in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law.

Recent Developments

As of September 30, 2025, the BXPE Fund Program’s portfolio consists of 105+ Private Equity Investments, including both closed and future signed commitments, with an aggregate value of $16.8 billion. We currently have a significant majority of our portfolio invested behind Blackstone’s high-conviction themes, including artificial intelligence (“AI”) and data generation, power and energy demand, innovation in healthcare and life sciences, digitization, experiences and franchisors.

As of November 12, 2025, BXPE’s portfolio companies have exhibited broad-based strength, with healthy revenue growth and margin expansion. While the U.S. federal government shutdown effective October 1, 2025, has limited certain economic data for the third quarter of 2025, the resiliency of the U.S. economy and recent declines in interest rates have contributed to a lower cost of capital, as spreads have tightened. Corporate balance sheets remain healthy, and we are seeing robust economic activity, supported by stronger capital markets and improved investor sentiment. If sustained, this environment may contribute to further increases in transaction activity which in turn may support BXPE’s continued momentum.

Performance Summary

Since inception in January 2024, we have delivered positive performance across all classes as follows:

	September 30, 2025
	Year To Date	Inception To Date
Unit Class	Total Return	Total Return (a)
Blackstone Private Equity Strategies Fund L.P.
Class S	13.0%	15.0%
Class D	13.5%	15.7%
Class I	13.7%	16.0%
Class N	2.6%	(b)
Blackstone Private Equity Strategies Fund (TE) L.P.
Class S	12.6%	14.4%
Class D	13.1%	(b)
Class I	13.3%	15.4%

(a)

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

(b)

Total return not presented because the reporting data is less than one year from when BXPE U.S. Class N Units and Feeder Class D Units were first sold (July 1, 2025 and December 1, 2024, respectively).

Investment Portfolio

The following table represents BXPE’s Top Private Equity Investments as of September 30, 2025, based on fair value:

Investments	Description
Adevinta	Online classifieds company
AIR	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
CoreWeave	AI infrastructure
Higginbotham	Insurance brokerage
Jersey Mike’s	Fast-casual submarine sandwich franchisor
L’Occitane	Multi-brand beauty and skincare

•	Investments listed in alphabetical order.
•

“Top Private Equity Investments” means (a) each investment that comprises the top 25% of the Aggregator’s GAAP Net Asset Value and (b) any individual investment that represents more than 5% of the Aggregator’s GAAP Net Asset Value.

The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of September 30, 2025:

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

The Feeder’s Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.

The Feeder generates income primarily from its investment in BXPE U.S. and has the same investment objectives as BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXPE U.S. in a more tax-efficient manner. The Feeder had an interest of 31.1% in BXPE U.S. as of September 30, 2025, an increase of 0.3%, compared to 30.8% as of September 30, 2024, primarily driven by relative subscriptions between the Feeder and other investors in BXPE U.S.

For the three and nine months ended September 30, 2025, BXPE U.S. generated a Net Increase in Net Assets Resulting from Operations of $185.2 million and $800.9 million, respectively, an increase of $52.2 million and $562.1 million, compared to $133.0 million and $238.8 million for the three and nine months ended September 30, 2024, respectively. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. of $56.2 million and $240.1 million for the three and nine months ended September 30, 2025, respectively, an increase of $16.7 million and $170.2 million, compared to $39.5 million and $70.0 million for the three and nine months ended September 30, 2024, respectively. There were no net realized gains or losses from the investment in BXPE U.S. for the three and nine months ended September 30, 2025 and 2024. Key drivers of the results of operations of BXPE U.S. are discussed below.

BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator

BXPE U.S. generates income primarily from its investment in the Aggregator and has the same investment objective as the Aggregator. BXPE U.S. had an interest of 81.4% in the Aggregator as of September 30, 2025, an increase of 7.9%, compared to 73.5% as of September 30, 2024, primarily due to relative subscriptions between BXPE U.S. and the Parallel Fund. For the three and nine months ended September 30, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $229.3 million and $1.0 billion, respectively, an increase of $47.0 million and $686.3 million, compared to $182.3 million and $320.3 million for the three and nine months ended September 30, 2024, respectively. This resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $185.9 million and $803.0 million for the three and nine months ended September 30, 2025, respectively, an increase of $52.4 million and $562.2 million, compared to $133.6 million and $240.8 million for the three and nine months ended September 30, 2024, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and nine months ended September 30, 2025 and 2024. Key drivers of the results of operations of the Aggregator are discussed below.

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

We generate income in the form of dividends and interest on our Private Equity Investments. To a lesser extent, the Aggregator’s liquid debt investments generate interest income.

For the three months ended September 30, 2025, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $47.0 million was attributable to an increase of $103.7 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $56.7 million in Net Investment Income (Loss).

For the nine months ended September 30, 2025, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $686.3 million was attributable to an increase of $889.0 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $202.7 million in Net Investment Income (Loss).

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies

For the three months ended September 30, 2025, the Aggregator had $310.3 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $103.7 million, compared to $206.6 million for the three months ended September 30, 2024. The primary drivers contributing to the increase for the three months ended September 30, 2025 are:

●

$75.6 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, an increase of $107.3 million, compared to $(31.7) million for the three months ended September 30, 2024, primarily due to the reversal of previously recognized unrealized losses on a derivative instrument that was realized during the three months ended September 30, 2025.

●

$216.2 million of Net Change in Unrealized Gain (Loss) on Investments, an increase of $27.7 million, compared to $188.6 million for the three months ended September 30, 2024, primarily due to purchases of Private Equity Investments and unrealized appreciation on Corporate Private Equity investments.

●

$28.4 million of Net Realized Gain (Loss) on Investments and Derivative Instruments, an increase of $25.9 million, compared to $2.5 million for the three months ended September 30, 2024, primarily attributable to higher realized gains in Opportunistic Investments, partially offset by realized losses on derivative instruments in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

●

$(9.9) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, a decrease of $57.1 million, compared to $47.3 million for the three months ended September 30, 2024, primarily due to purchases of new foreign-denominated investments and the fluctuation of foreign exchange rates.

For the nine months ended September 30, 2025, the Aggregator had $1.2 billion of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $889.0 million, compared to $307.6 million for the nine months ended September 30, 2024. The primary drivers contributing to the increase for the nine months ended September 30, 2025 are:

●

$966.1 million of Net Change in Unrealized Gain (Loss) on Investments, an increase of $673.0 million, compared to $293.1 million for the nine months ended September 30, 2024, primarily due to purchases of new Private Equity investments and unrealized appreciation on Corporate Private Equity investments.

●

$199.7 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, an increase of $157.9 million, compared to $41.8 million for the nine months ended September 30, 2024, primarily due to purchases and appreciation of foreign-denominated investments.

Net Investment Income (Loss)

For the three months ended September 30, 2025, the Aggregator’s Net Investment Income (Loss) was $(81.0) million, a decrease of $56.7 million, compared to $(24.3) million for the three months ended September 30, 2024. The decrease in Net Investment Income (Loss) was attributable to increases of $33.7 million in Provision (Benefit) for Taxes and $30.3 million in Net Expenses, partially offset by an increase of $7.3 million in Total Income.

For the nine months ended September 30, 2025, the Aggregator’s Net Investment Income (Loss) was $(190.0) million, a decrease of $202.7 million, compared to $12.7 million for the nine months ended September 30, 2024. The decrease in Net Investment Income (Loss) was attributable to increases of $191.2 million in Net Expenses and $82.1 million in Provision (Benefit) for Taxes, partially offset by an increase of $70.7 million in Total Income.

Aggregator Income

For the three months ended September 30, 2025, the Aggregator generated $46.0 million in Total Income, an increase of $7.3 million, compared to $38.7 million for the three months ended September 30, 2024. The increase was primarily driven by an increase of $4.1 million in Interest Income, principally due to an increase in interest income from Opportunistic investments.

For the nine months ended September 30, 2025, the Aggregator generated $182.6 million in Total Income, an increase of $70.7 million, compared to $112.0 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase of $75.3 million in Dividend Income, principally due to an increase in dividend income from Opportunistic and Corporate Private Equity investments.

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

For the three months ended September 30, 2025, the Aggregator incurred $82.1 million in gross Total Expenses, an increase of $30.3 million, compared to $51.8 million for the three months ended September 30, 2024. The increase was primarily composed of increases in gross Management Fees and Performance Participation Allocation. For the three months ended September 30, 2025, the Aggregator had $31.6 million of gross Management Fees, an increase of $16.5 million, compared to $15.1 million for the three months ended September 30, 2024, primarily due to an increase in Transactional Net Asset Value. For the three months ended September 30, 2025, the Aggregator had $39.0 million of Performance Participation Allocation, an increase of $11.3 million, compared to $27.7 million for the three months ended September 30, 2024, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments.

For the nine months ended September 30, 2025, the Aggregator incurred $277.0 million in gross Total Expenses, an increase of $174.1 million, compared to $102.9 million for the nine months ended September 30, 2024. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the nine months ended September 30, 2025, the Aggregator had $156.9 million of Performance Participation Allocation, an increase of $108.4 million, compared to $48.5 million for the nine months ended September 30, 2024, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the nine months ended September 30, 2025, the Aggregator had $80.5 million of gross Management Fees, an increase of $48.5 million, compared to $32.0 million for the nine months ended September 30, 2024, primarily due to an increase in Transactional Net Asset Value.

Provision (Benefit) for Taxes

For the three months ended September 30, 2025, the Aggregator incurred $44.9 million in Provision (Benefit) for Taxes, an increase of $33.7 million, compared to $11.2 million for the three months ended September 30, 2024. The increase was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments.

For the nine months ended September 30, 2025, the Aggregator incurred $95.6 million in Provision (Benefit) for Taxes, an increase of $82.1 million, compared to $13.5 million for the nine months ended September 30, 2024. The increase was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments.

BXPE U.S. Expenses

For the three months ended September 30, 2025, BXPE U.S. incurred $0.7 million in Net Expenses, an increase of $0.2 million, compared to $0.5 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, BXPE U.S. incurred $2.1 million in Net Expenses, an increase of $0.1 million, compared to $2.0 million for the nine months ended September 30, 2024.

Feeder Expenses

For the three months ended September 30, 2025, the Feeder incurred $0.4 million in Total Expenses, an increase of $0.2 million, compared to $0.2 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, the Feeder incurred $0.9 million in Total Expenses, an increase of $0.6 million, compared to $0.3 million for the nine months ended September 30, 2024.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from BXPE U.S. and the Feeder’s net proceeds of its continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from Private Equity Investments and proceeds from net borrowings on our credit facilities. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries and other equity and debt instruments, funding the costs of our operations, funding redemptions under our Unit redemption plan, debt service and repayment and other financing costs of our borrowings. While BXPE does not currently intend to declare distributions, it may determine to do so in the future at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. Accordingly, in the future, we may use Cash and Cash Equivalents to fund cash distributions, if any, to the holders of our Units.

As of September 30, 2025, debt financing available to the Registrants and the Aggregator consisted of a revolving credit facility, an asset-backed revolving credit facility and the Second A&R Line of Credit (as defined in Note 4. “Line of Credit Agreement” in the “Notes to the Condensed Financial Statements” of BXPE U.S. in “Part I. Item 1. Financial Statements”). The Registrants and the Aggregator had no outstanding debt as of September 30, 2025 and $129.0 million of aggregate principal amount of debt outstanding as of December 31, 2024. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.

As described below, as of September 30, 2025, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXPE U.S.’s Second A&R Line of Credit, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our units and the use of existing and future financing arrangements.

The Aggregator

As of September 30, 2025, the Aggregator had $599.8 million in Cash and Cash Equivalents which, in combination with $2.0 billion of unused capacity under the Aggregator’s credit facilities, and net proceeds from units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of September 30, 2025, the Aggregator held $803.7 million of liquid debt investments, which could provide additional liquidity if necessary. As of September 30, 2025, the BXPE Fund Program had conditional commitments of $2.8 billion to new investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. The Aggregator’s allocation of the conditional commitments will be determined at closing, which is generally expected to occur within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of September 30, 2025, the Aggregator had unfunded commitments of $662.7 million to existing investments, which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments. Commitments are expected to be funded by available cash and cash generated from net proceeds from Units issued and investment sale realizations.

As of September 30, 2025, the Aggregator had Total Assets of $10.8 billion, an increase of $4.4 billion, compared to $6.4 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $3.7 billion in Investments at Fair Value. As of September 30, 2025, the Aggregator had Total Liabilities of $428.3 million, an increase of $121.2 million, compared to $307.1 million as of December 31, 2024. The increase in Total Liabilities was primarily driven by increases of $160.2 million in Payables for Investments Purchased, primarily due to the settlement subsequent to quarter end for certain deals that closed during the period and $88.0 million of Deferred Tax Liabilities, Net, due to the increase in Net Change in Unrealized Gain (Loss) on Investments. The increases were partially offset by a decrease of $129.0 million in Credit Facilities, driven by a repayment in outstanding borrowings as of December 31, 2024.

BXPE U.S.

As of September 30, 2025, BXPE U.S. had $2.3 million in Cash and Cash Equivalents and $100.0 million of unused capacity under BXPE U.S.’s Second A&R Line of Credit which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of September 30, 2025, BXPE U.S. had Total Assets of $8.5 billion, an increase of $3.8 billion, compared to $4.7 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $3.8 billion in Investment in the Aggregator at Fair Value. As of September 30, 2025, BXPE U.S. had Total Liabilities of $174.4 million, an increase of $65.5 million, compared to $108.9 million as of December 31, 2024. The increase in Total Liabilities was principally driven by an increase of $60.6 million in Servicing Fees Payable, which was primarily driven by an increase in subscriptions in BXPE U.S. and an increase in Transactional Net Asset Value.

The Feeder

As of September 30, 2025, the Feeder had $1.1 million in Cash and Cash Equivalents which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of September 30, 2025, the Feeder had Total Assets of $2.6 billion, an increase of $1.2 billion, compared to $1.4 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $1.2 billion in Investment in BXPE U.S. at Fair Value. As of September 30, 2025, the Feeder had Total Liabilities of $91.1 million, an increase of $36.0 million, compared to $55.1 million as of December 31, 2024. The increase in Total Liabilities was principally driven by an increase of $29.9 million in Servicing Fees Payable which was primarily driven by an increase in subscriptions in the Feeder and an increase in Transactional Net Asset Value.

Transactional Net Asset Value

The Registrants calculate their Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the BXPE U.S. Board of Directors. Transactional NAV is the price at which the Registrants sell and redeem their Units and serves as a basis for certain fees incurred by BXPE. The Sponsor also evaluates changes to the Registrants’ Transactional NAV to monitor fund performance. The Registrants’ Transactional NAV is based on the month-end values of their respective investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the valuation policies and procedures that have been approved by the BXPE U.S. Board of Directors. Organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager are recognized as a reduction to the Registrants’ Transactional NAV ratably over 60 months beginning on January 1, 2025, and unitholder servicing fees, as applicable, are recognized as a reduction to the Registrants’ Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to the Registrants’ Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. The Registrants believe that presentation of Transactional NAV is useful to investors because it is the basis for subscriptions, redemptions and certain key fees and expenses incurred by BXPE and it enables investors to evaluate the change in value of their investment.

September 30, 2025
(Dollars in Thousands)
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$8,533,273
Cash and Cash Equivalents	2,282
Other Assets	5,306
Accrued Unitholder Servicing Fees (b)	(4,437)
Other Liabilities (c)	(6,788)

BXPE U.S.’s Transactional Net Asset Value	$8,529,636

September 30, 2025
(Dollars in Thousands)
Components of the Feeder’s Transactional Net Asset Value
Investment in BXPE U.S. (d)	$2,601,310
Cash and Cash Equivalents	1,128
Other Assets	1,760
Accrued Unitholder Servicing Fees (b)	(2,128)
Tax Liabilities	(7,886)
Other Liabilities (c)	(2,551)

Feeder’s Transactional Net Asset Value	$2,591,633

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

(b)	Accrued unitholder servicing fees only apply to Class S, Class D and Class N Units, as applicable. The fees are recognized as a reduction of Transactional NAV on a monthly basis.
(c)	Includes redemption payables. For purposes of computing Transactional NAV per Unit, such redemption payables are excluded.
(d)

For the Feeder’s Transactional NAV, Investment in BXPE U.S. includes organizational and offering expenses paid by the Investment Manager in the month BXPE U.S. reimburses the Investment Manager. Investment in BXPE U.S. is driven by BXPE U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class of the Registrants was as follows:

	September 30, 2025
	Transactional NAV	Number of
	per Unit	Units
Blackstone Private Equity Strategies Fund L.P.
Class S	$31.89	99,711,958
Class D	$32.23	2,993,895
Class I	$32.37	162,011,071
Class N	$25.64	330,005

		265,046,929

Blackstone Private Equity Strategies Fund (TE) L.P.
Class S	$31.62	48,502,843
Class D	$28.66	196,457
Class I	$32.09	32,789,403

		81,488,703

The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

September 30, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$8,300,154
Adjustments
Organizational and Offering Expenses (a)	5,596
Servicing Fee (b)	163,186
Tax Liabilities (c)	60,700

Transactional Net Asset Value	$8,529,636

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

September 30, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$2,493,171
Adjustments
Organizational and Offering Expenses (a)	1,626
Servicing Fee (b)	78,532
Tax Liabilities (c)	18,304

Transactional Net Asset Value	$2,591,633

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

Secondary Investments and Primary Commitments

Secondary market purchases of existing investments in established funds managed by Blackstone affiliates or third-party managers (“Secondary Investments”) and capital commitments to commingled, blind pool investment funds managed by Blackstone or third-party managers (“Primary Commitments”) are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the investment funds is calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by underlying investment funds to calculate such funds’ NAVs, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the investment fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performance of ongoing operational due diligence, review of such funds’ financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the latest NAV of an investment fund is not available at the time the Registrants are calculating their NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported.

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

For investments valued utilizing the income method and where the Sponsor has information rights, the Sponsor generally has a direct line of communication with each of the portfolio companies’ and underlying assets’ finance teams and collects financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple or capitalization rate and any other valuation input relevant to economic conditions.

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

Servicing Fees

Pursuant to the Dealer Manager Agreement entered into between the Registrants and Blackstone Securities Partners L.P. (the “Dealer Manager”), the Registrants pay the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month, (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, and (c) for BXPE U.S., 0.50% per annum of the aggregate NAV for the Class N Units as of the last day of each month, in each case, payable monthly. Neither the Registrants nor their affiliates pay the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fees, each Registrant uses its respective NAV before giving effect to any accruals for the servicing fee, redemptions, if any, for that month and distributions payable on its Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.

BXPE U.S. and the Feeder accrue the cost of the servicing fees for the estimated life of their respective Units as a distribution cost at the time they sell Class S Units, Class D Units and, for BXPE U.S., Class N Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a unitholder and judgments including market expectations. Servicing Fees Payable as of September 30, 2025 for BXPE U.S. and the Feeder are $167.6 million and $80.7 million, respectively.

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

Fair Value Risk

BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXPE. Based on the fair value of the equity investments and debt investments as of September 30, 2025, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	September 30, 2025
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value Investments	$(212,190)	$(677,847)	$(829,866)

(a)

The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.

Exchange Rate Risk

BXPE holds investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. BXPE may manage exposure to investments in portfolio companies in foreign currencies by hedging such risks. As of September 30, 2025, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. Based on the fair value of the equity investments and debt investments as of September 30, 2025, we estimate that a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	September 30, 2025
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$(29,200)	$(93,889)	$(115,348)

(a)

The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in the rate of exchange of all foreign currencies against the U.S. dollar has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.

There were no other material changes in our market risks as of September 30, 2025 as compared to March 31, 2025. For additional information, see “Part 1. Item 3. Quantitative and Qualitative Disclosures about Market Risk” in the BXPE U.S. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and “Quantitative and Qualitative Disclosures About Market Risk” in “Item 2. Financial Information” of Post-Effective Amendment No. 2 to the Feeder’s Registration Statement on Form 10 filed on September 22, 2025.

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
for the year ended December 31, 2024 and in its subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and www.bxpe.com. For a discussion of the potential risks and uncertainties for the Feeder, see the information under the heading “Risk Factors” in Post-Effective Amendment No. 2 to Form 10 filed September 22, 2025, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. The risks described in BXPE U.S.’s Annual Report on
Form 10-K
and in the Feeder’s Post-Effective Amendment No. 2 to Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended September 30, 2025 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended September 30, 2025:

			Total Number of Units	Maximum Number of
	Total Number	Average	Redeemed as Part of	Units that May Yet Be
	of Units	Price Paid	Publicly Announced	Redeemed Under the
	Redeemed	per Unit	Plans or Programs	Plans or Programs
Redemption Period (a)	(All Classes)	(All Classes) (b)	(All Classes)	(All Classes) (c)
BXPE U.S.
July 1, 2025 - July 31, 2025	148,030	$30.52	148,030	—
Feeder
July 1, 2025 - July 31, 2025	54,384	$30.07	54,384	—

(a)	Redemptions were effective as of September 30, 2025.
(b)	Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(c)	All redemption requests were satisfied in full.
For additional information on our unit redemption plan, including a breakdown by class, see Note 4. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder and in Note 5. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXPE U.S. in “Part I. Item 1. Financial Statements” in this Quarterly Report on
Form 10-Q.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

Blackstone Private Equity Strategies Fund L.P.

3.1	Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund L.P. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2025).

10.1	Second Amended and Restated Uncommitted Unsecured Line of Credit, dated as of August 14, 2025, between Blackstone Holdings Finance Co. L.L.C., Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund SICAV — BXPE Feeder SICAV — I (incorporated by reference to Exhibit 10.3 to Blackstone Private Equity Strategies Fund (TE) L.P’s Registration Statement on Post-Effective Amendment No. 1 to Form 10 filed with the SEC on August 22, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackstone Private Equity Strategies Fund (TE) L.P.

3.2	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund (TE) L.P. (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2025).

31.3*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.4*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.3**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All Registrants

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

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

Date: November 12, 2025

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher J. James
Name:	Christopher J. James
Title:	Chairperson
(Principal Executive Officer)

Date: November 12, 2025

Blackstone Private Equity Strategies Fund L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 12, 2025

Blackstone Private Equity Strategies Fund (TE) L.P.

/s/ Christopher J. James
Name:	Christopher J. James
Title:	Chairperson
(Principal Executive Officer)

Date: November 12, 2025

Blackstone Private Equity Strategies Fund (TE) L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

103