Form 10-K
period 2025-12-31
Blackstone Private Equity Strategies Fund L.P.; Blackstone Private Equity Strategies Fund (TE) L.P.
filed 2026-03-13
CIK 1930054, 1953940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31 , 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:

Blackstone Private Equity Strategies Fund L.P. 000-56446	Blackstone Private Equity Strategies Fund (TE) L.P. 000-56742

Blackstone Private Equity Strategies Fund L.P.
Blackstone Private Equity Strategies Fund (TE) L.P.

Delaware	Blackstone Private Equity Strategies Fund L.P.	88-1872156
Delaware	Blackstone Private Equity Strategies Fund (TE) L.P.	88-2930978
(State or other jurisdiction of incorporation or organization)	(Exact name of registrant as specified in its charter)	(I.R.S. Employer Identification No.)
345 Park Avenue, New York, New York 10154, (212)
583-5000
(Registrant’s address of principal executive offices, zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Blackstone Private Equity Strategies Fund L.P.	None	None	None
Blackstone Private Equity Strategies Fund (TE) L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Blackstone Private Equity Strategies Fund L.P.	Blackstone Private Equity Strategies Fund (TE) L.P.
Class I Limited Partnership Units Class S Limited Partnership Units Class D Limited Partnership Units	Class I Limited Partnership Units Class S Limited Partnership Units Class D Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Blackstone Private Equity Strategies Fund L.P. Yes ☐ No ☒	Blackstone Private Equity Strategies Fund (TE) L.P. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Blackstone Private Equity Strategies Fund L.P. Yes ☐ No ☒	Blackstone Private Equity Strategies Fund (TE) L.P. Yes ☐ No ☒
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act

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
There is currently no established public market for Blackstone Private Equity Strategies Fund L.P.’s limited partnership units.
There is currently no established public market for Blackstone Private Equity Strategies Fund (TE) L.P.’s limited partnership units.
As of February 28, 2026, Blackstone Private Equity Strategies Fund L.P. had the following limited partnership units outstanding: 200,427,213
Class I-Series
I units, No
Class I-Series
II units, No
Class I-Series
III units, 118,749,957 Class S units, 3,761,102 Class D units, and 684,206 Class N units.
As of February 28, 2026, Blackstone Private Equity Strategies Fund (TE) L.P. had the following limited partnership units outstanding: 43,627,295
Class I-Series
I units, No
Class I-Series
II units, No
Class I-Series
III units, 59,504,004 Class S units and 322,836 Class D units.
This combined Form
10-K
is separately filed by Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This report combines the Annual Reports on Form
10-K
for the year ended December 31, 2025, of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (each, a “Registrant” and collectively, the “Registrants”).
The Feeder invests all or substantially all of its assets through its investment in BXPE U.S. and BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder, BXPE U.S. and the Aggregator all have the same investment objectives.
We believe combining the Annual Reports on Form
10-K
of the Registrants and the Aggregator into this single report:

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
References herein to “expertise” or any party being an “expert” are based solely on the belief of Blackstone (as defined below) and are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
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

•
Although the investment professionals of the Sponsor (as defined below) and Blackstone have extensive investment experience generally, including extensive experience operating and investing for Blackstone’s private equity platform, as of the date of this report, we have a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. The Sponsor cannot provide assurance that it will be able to successfully implement BXPE’s investment strategy, or that investments made by BXPE will generate expected returns.

•	Our continuous private offering is a “blind pool” offering and thus you will not have the opportunity to evaluate our future investments before we make them.

•
We do not intend to list our Units (as defined below) on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units. For example, we may restrict transfers that would violate the Securities Act of 1933, as amended (the “Securities Act”), any state securities laws or other applicable laws, cause us to lose our status as a partnership under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or become required to register under Investment Company Act of 1940, as amended (the “1940 Act”). As such, we can be described as illiquid in nature.

•
BXPE U.S. has implemented a Unit Redemption Plan (as defined below). Unitholders of the Feeder, as indirect unitholders of BXPE U.S., will have the right to participate in the Unit Redemption Plan on the same terms as the direct unitholders of BXPE U.S, however, there is no guarantee that we will be able to make such redemptions. Furthermore, if we do make such redemptions, only a limited number of Units will be eligible for redemption and redemptions will be subject to available liquidity and other significant restrictions. This means that an investment in our Units will be more illiquid than other investment products or portfolios. In addition and subject to limited exceptions, any redemption request of Units that have been outstanding for less than two years will be subject to an Early Redemption Deduction (as defined below).

•	An investment in our Units is not suitable for you if you need ready access to the money you invest.

•
None of our Units have voting power. Unitholders are not entitled to nominate or vote in the election of BXPE’s directors. Further, unitholders are not able to bring matters before meetings of unitholders or nominate directors at such meeting, nor are they generally able to submit unitholder proposals under Rule
14a-8
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Overall responsibility for BXPE’s oversight rests with the General Partner (as defined below), subject to certain oversight rights held by the Board of Directors (as defined below).

•
The BXPE U.S. Partnership Agreement and the Feeder’s Partnership Agreement (each as defined below) designate courts in the State of Delaware or, to the extent subject matter jurisdiction exists, the United States District Court for the District of Delaware as the exclusive forum for actions or proceedings related to BXPE U.S. Partnership Agreement and the Feeder’s Partnership Agreement, as applicable, or federal securities laws and the rules and regulations thereunder, which could limit our unitholders’ ability to obtain a favorable judicial forum.

•
The purchase and redemption price for our Units are based on our Transactional NAV (as defined below) and are not based on any public trading market. While there will be independent valuations of our Private Equity Investments (as defined below) from time to time, the valuation of Private Equity Investments is inherently subjective and our Transactional NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.

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

•
We are dependent on the Sponsor to conduct our operations, as well as the persons and firms the Sponsor retains to provide services on our behalf. The Sponsor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts (as defined below), the allocation of time of its investment professionals and the substantial fees that we pay to the Sponsor.

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
The term “BXPE Lux” means Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom (“UK”), Switzerland, certain Asian jurisdictions and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities.
BXPE and BXPE Lux are together referred to as the “BXPE Fund Program.”

The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P. together with its consolidated subsidiary.
The term “Feeder Fund” refers to a limited partner of BXPE U.S. that is formed by, or at the direction of, the General Partner or its Affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXPE U.S.
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
The term “Investment Manager” refers to Blackstone Private Investments Advisors L.L.C., our investment manager.
The term “Other Blackstone Accounts” refers to investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative
vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicle formed in connection with any investments made thereby and any vehicles formed in connection with Blackstone’s side-by-side
or additional general partner investments relating thereto, including BXPE Lux.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding BXPE Lux (as determined in the Investment Manager’s discretion). Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. One or more such Parallel Funds invest directly, or indirectly through one or more Intermediate Entities, in the Aggregator alongside BXPE U.S.
The term “Portfolio Entity” refers to any individual, partnership, corporation, limited liability company, unincorporated organization
or association, trust (including the trustees thereof, in their capacity as such) or other entity, in which Investments are made by BXPE U.S.
The term “Registrant” refers to, individually and collectively, BXPE U.S. and the Feeder.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.
The term “Transactional NAV” refers to the price at which transactions in BXPE’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXPE U.S.’s board of directors (“BXPE U.S. Board of Directors” or “BXPE U.S. Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.

The term “Units” refers to limited partnership units of BXPE U.S. and the Feeder, as context requires. There are six classes, or series of classes, of Units outstanding at BXPE U.S.:
Class I-Series
I
(“Class I-Series
I Units”),
Class I-Series
II
(“Class I-Series
II Units”),
Class I-Series
III
(“Class I-Series
III Units”), Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class N (“Class N” or the “Class N Units”), and five classes, or series of classes, of Units outstanding at the Feeder:
Class I-Series
I,
Class I-Series
II,
Class I-Series
III, Class S and Class D Units.
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

Part I.
Item 1. Business
Overview
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”), a Delaware limited partnership, was formed on April 5, 2022 and is designed to offer eligible investors access to Blackstone’s private equity platform. Blackstone Private Equity Strategies Fund (TE) L.P. (the “Feeder”), a Delaware limited partnership, was formed on May 25, 2022 and is designed to offer certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors, access to Blackstone’s private equity platform by indirectly investing all or substantially all of its assets in BXPE U.S. Each of BXPE U.S. and the Feeder is a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. Our general partner, Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, (the “General Partner”), and our investment manager, Blackstone Private Investments Advisors L.L.C., a Delaware limited liability company (the “Investment Manager”), are affiliates of Blackstone.
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
Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. We seek to meet our investment objectives by investing primarily in privately negotiated investments (“Private Equity Investments”), leveraging the talent and investment capabilities of Blackstone’s private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
On January 2, 2024, BXPE U.S. and the Feeder held their first closings and sold unregistered Units as part of their continuous private offerings. BXPE U.S. and the Feeder continue to hold monthly closings as part of their continuous private offerings.
Blackstone and Blackstone Private Equity Overview
Blackstone is the world’s largest alternative asset manager, with total assets under management of more than $1.3 trillion as of December 31, 2025 and approximately 5,285 employees at our headquarters in New York and around the world. Blackstone seeks to utilize its global expertise and presence to create positive economic impact and long-term value for its investors, the companies it invests in and the communities in which it works. Blackstone does this by utilizing extraordinary people and flexible capital to help companies solve problems. Blackstone’s asset management businesses include investment vehicles focused on private equity, real estate, infrastructure, life sciences, growth equity, credit, hybrid capital solutions, real assets and secondary funds, all on a global basis. The Blackstone private equity segment currently represents total assets under management of $416.4 billion as of December 31, 2025.
Investment Strategies
We employ a thematic, sector-based approach to private equity investing with a focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities create competitive advantages for BXPE. In managing BXPE’s Private Equity Investments, Blackstone intends to remain a disciplined, value-oriented investor engaged in building portfolio companies by supporting management teams and business plans, improving operations, providing access to the Blackstone ecosystem, and evaluating and participating in follow-on
investments to support growth.

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

Hybrid Capital	Secondaries

Hybrid Capital investments include investment opportunities across a wide range of asset classes, sectors, industries, geographies and places in the capital structure. These are generally comprised of flexible, non-control
investments that fall between standard equity and traditional debt, including structured equity structured financing, select asset-backed or platform investments, as well as other opportunistic investment securities with asymmetric, capped or downside-protected return profiles.

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

In addition to Private Equity Investments and to facilitate capital deployment and provide a potential source of income and liquidity, we also invest in liquid debt and other securities, including but not limited to, loans, debt securities, certain public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”).
BXPE generally seeks to invest at least 80% of its NAV in Private Equity Investments and up to 20% of its NAV in Debt and Other Securities. Our Investments (as defined below) may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law. Such allocation ranges may change over time at the Sponsor’s discretion. Certain Investments could be characterized by the Investment Manager, in its discretion, as either Private Equity Investments or Debt and Other Securities depending on the terms and characteristics of such Investments. We make Investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents. BXPE may acquire majority-owned interests and/or controlling interests, either through voting rights or management rights, in certain of its Investments.

BXPE accesses Private Equity Investments in a variety of ways, including through direct investments in companies and other operating assets (“Direct Investments”); secondary market purchases of existing investments in established investment funds, fund continuation vehicles and other structured solutions managed by Blackstone affiliates or third-party managers (“Secondary Investments”); and capital commitments to commingled, blind pool investment funds managed by Blackstone affiliates or third-party managers (“Primary Commitments”, together with Secondary Investments, “Investments in Investee Funds”).
Each investment in Private Equity Investments and Debt and Other Securities is referred to as an “Investment.” Certain Investments could be characterized by the Investment Manager, in its discretion, as Direct Investments, Secondary Investments or Primary Commitments depending on the terms and characteristics of such Investments. BXPE makes Investments through special purpose vehicles, operating companies or platforms, joint ventures (including as the general partner or co-general
partner), other investment vehicles and listed companies. Investments may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, paid-in-kind
(“PIK”) notes, mezzanine debt and private investments in public equity (“PIPE”) transactions. The Sponsor may determine not to pursue an investment opportunity for a variety of reasons, including but not limited to price, risk-adjusted returns, reputational risk, industry characteristics, environmental issues, unfavorable financing terms, or governance / shareholder dynamics.
BXPE Fund Program
BXPE U.S., the Feeder, the Aggregator and any Parallel Funds together form BXPE, a private equity investment program. BXPE invests alongside BXPE Lux and, together, form the “BXPE Fund Program.” While BXPE and BXPE Lux have substantially similar investment objectives and strategies and have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
The Investment Manager and the General Partner
BXPE U.S. entered into an amended and restated investment management agreement (as may be further amended and restated from time to time, the “Investment Management Agreement”) with the Investment Manager, and also entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXPE U.S. Partnership Agreement”) with the General Partner (together with the Investment Manager, the “Sponsor”), pursuant to which the Sponsor will manage BXPE on a day-to-day
basis.
Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s Board of Directors (as defined below) and in accordance with the BXPE U.S. Partnership Agreement. See “—The Board of Directors” below for further information.
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
The
Sub-Investment
Managers
The Investment Manager has delegated the portfolio management function for a portion of BXPE’s Investments to each of Blackstone Credit Systematic Strategies LLC (“BCSS”) and Blackstone Liquid Credit Strategies LLC (“BLCS”), and the Investment Manager may, from time to time, further delegate such authority in a similar manner to other investment managers within Blackstone (BLCS, together with BCSS and any other sub-investment
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
Sub-Investment
Manager from time to time.
The Board of Directors
Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by each of the Feeder’s board of directors (the “Feeder Board of Directors” or “Feeder Board”) and BXPE U.S.’s board of directors (the “BXPE U.S. Board of Directors” or “BXPE U.S. Board,” and together with the Feeder Board, the “Boards of Directors” or “Boards”), as applicable. The Feeder Board is responsible for overseeing the Feeder’s periodic reports under the Exchange Act and any policies of the General Partner. The BXPE U.S. Board is responsible for overseeing BXPE U.S.’s periodic reports under the Exchange Act, certain situations involving conflicts of interest related to the Sponsor in accordance with the provisions of the BXPE U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Unit Redemption Plan, and any material modification to (1) the valuation policy adopted for BXPE (the “Valuation Policy”), (2) the Unit Redemption Plan and (3) the fair valuation of any Investments that the General Partner has determined to value outside of the applicable range provided by BXPE ’s independent valuation advisor.
As of March 13, 2026, seven members comprised the Boards, four of whom are independent of BXPE and the Sponsor (each, an “Independent Director”). The status of an Independent Director under the BXPE U.S. Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The General Partner may appoint additional directors to the Boards from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Boards of Directors, including a majority of the remaining Independent Directors. The General Partner also has the right to change or replace any Independent Director for cause (as defined in the BXPE U.S. Partnership Agreement) and any director other than an Independent Director with or without cause. The same seven members comprise the BXPE U.S. Board and the Feeder Board, such that any such appointment, removal or replacement of a director on the BXPE U.S. Board shall be matched on the Feeder Board accordingly. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Biographical Information” for further information regarding the members of the Boards.

Each of the BXPE U.S. Board and the Feeder Board has established an audit committee (the “BXPE U.S. Audit Committee” or the “Feeder Audit Committee,” respectively, and together, the “Audit Committees”), each of which is composed solely of the Independent Directors. Each Audit Committee is responsible for selecting the auditor and approving the relevant financial statements, among other matters.
The BXPE U.S. Board has established an affiliate transaction committee (the “BXPE U.S. Affiliate Transaction Committee”), which is composed solely of the Independent Directors. The BXPE U.S. Affiliate Transaction Committee is responsible for reviewing and approving any transaction between BXPE, on the one hand, and the General Partner, the Investment Manager and/or their affiliates, including controlled portfolio entities of Other Blackstone Accounts, on the other hand, that would constitute a material conflict of interest as provided in the corporate governance guidelines and the BXPE U.S. Partnership Agreement, to determine such transaction is in the best interests of BXPE and its unitholders. As set forth in the second amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “Feeder Partnership Agreement”), to the extent an approval by the BXPE U.S. Board or BXPE U.S.’s Independent Directors is required or sought by BXPE U.S. pursuant to the terms of the BXPE U.S. Partnership Agreement, any such approval, once obtained, will be deemed to also apply to the Feeder as the context requires.
Compensation of the Sponsor
Management Fee
In consideration for its investment management services, the Investment Manager is entitled to receive a management fee (the “Management Fee”) payable by BXPE directly or indirectly through an Intermediate Entity equal to, in the aggregate, 1.25% of the Aggregator’s Transactional NAV per annum payable monthly. Effective January 1, 2026, the Investment Manager is entitled to a Management Fee equal to, in the aggregate, (a) 1.25% of the Aggregator’s Transactional NAV attributable to
Class I-Series
I Units, (b) 1.05% of the Aggregator’s Transactional NAV attributable to
Class I-Series
II Units and (c) 0.95% of the Aggregator’s Transactional NAV attributable to
Class I-Series
III Units, in each case, per annum. The Management Fee is accrued monthly and payable quarterly, before giving effect to any accruals for the Management Fee, the servicing fee, the Administration Fee (as defined below), the
Performance Participation Allocation (as defined below), pending Aggregator Unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month. Each of BXPE U.S., the Feeder and/or any Parallel Fund is obligated to pay (without duplication) its proportional share of the Management Fee based on its proportional interest in the Aggregator
.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares, interests or units (as applicable) of
Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed at the Investment
Manager’s request and will be subject to the volume limitations of the Unit Redemption Plan but not the Early
Redemption Deduction. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any Intermediate Entity.

Performance Participation Allocation
The General Partner is allocated a performance participation (the “Performance Participation Allocation”) by the BXPE U.S. equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation will be measured on a calendar year basis, be paid quarterly and accrue monthly (subject to
pro-rating
for partial periods). Each of BXPE U.S., the Feeder and/or any Parallel Fund will bear (without duplication) its proportional share of the Performance Participation Allocation based on its proportional interest in each respective class, or series of a class, of the Aggregator. Investors in the Feeder will indirectly bear a portion of the Performance
Participation Allocation payable by the Fund, but such expenses will not be duplicated at the Feeder level. The General Partner may elect to receive the Performance Participation Allocation in cash, Units and/or shares, interests or units (as applicable) of Intermediate Entities. If the Performance Participation Allocation is paid in Units, such Units may be redeemed at the General Partner’s request and will be subject to certain limitations.
Administration Fee
In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE directly or indirectly through an Intermediate Entity, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum. The Administration Fee will be accrued and payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee, and the Performance Participation Allocation, pending Aggregator Unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable month. Each of BXPE U.S., the Feeder and/or any Parallel Fund is obligated to pay (without duplication) its direct or indirect proportional share of the Administration Fee based on its proportional interest in the Aggregator. The Administration Fee is separate from and additional to the Management Fee and any fund expenses (including administrative expenses incurred in connection with Investments and Portfolio Entities).
From time to time, the Investment Manager may outsource certain administrative duties provided with respect to the Administration Fee to third-parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee.
For further information regarding the
reimbursement of the costs and expenses incurred by the Sponsor, as applicable, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations and Financial Metrics — BXPE U.S. Expenses.”
Investment Process Overview
BXPE benefits from an investment committee that is composed of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray (President and COO of Blackstone), Lionel Assant (Global
Co-CIO
of Blackstone and the European Head of Private Equity), Joseph P. Baratta (Global Head of Private Equity), Martin Brand (Head of North America Private Equity and Global
Co-Head
of Technology Investing), Michael Chae (CFO of Blackstone and Vice Chairman), Christopher J. James (Global Head of Tactical Opportunities and Chairperson of BXPE and Chairperson of the Boards of Directors), Eric Liaw (CIO of BXPE), Viral Patel (CEO of BXPE and a member of the Boards of Directors), Vikrant Sawhney (CAO of Blackstone and Global Head of Institutional Client Solutions) and Joan Solotar (Global Head of Private Wealth and a member of the Boards of Directors) (the “BXPE Investment Committee”).
All Investments in which BXPE participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXPE Investment Committee or by a subset thereof; the BXPE Investment Committee also approves capital commitments, elections to Blackstone’s side-by-side
program whereby BXPE participates in a programmatic manner in Investments alongside Other Blackstone Accounts, and certain investment allocations to other strategies prior to BXPE’s participation. Central to BXPE’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXPE Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.

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

Leverage
BXPE expects to utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment and leverage may be used more heavily by certain investment strategies, such as Debt and Other Securities. BXPE will not incur indebtedness, directly or indirectly, that would cause the Leverage Ratio (as defined below) to be in excess of 30% (the “Leverage Limit”); provided, that no remedial action will be required if the Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an investment). Any indebtedness incurred at the investment level will be excluded in the calculation of the Leverage Limit. Additionally, BXPE may incur additional indebtedness for borrowed money that causes the Leverage Ratio to exceed 30% to the extent (a) the General Partner expects at the time of each such incurrence that the Leverage Ratio shall be reduced to less than or equal to 30% within nine months from the date the Leverage Ratio initially exceeded 30% and (b) a majority of the Independent Directors approve such additional indebtedness as being in the best interests of BXPE.
“Leverage Ratio” means, on any date of incurrence of any such indebtedness, the quotient obtained by dividing (a) Aggregate Net Leverage (as defined below) by (b) the aggregate month-end
values of BXPE’s Investments (including Debt and Other Securities), plus the value of any other assets (such as cash on hand, without duplication), as determined in accordance with BXPE’s Valuation Policy.
“Aggregate Net Leverage” means (a) the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of BXPE minus (b) cash and cash equivalents of BXPE minus, without duplication, and (c) cash used in connection with funding a deposit in advance of the closing of an investment and working capital advances.
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
Term
BXPE has been established, and is expected to continue, for an indefinite period of time. As part of BXPE’s indefinite term structure, investors may request the redemption of their Units on a quarterly basis (as further discussed below). See “—Unit Redemption Plan” below for more information regarding redemptions.
Distribution Reinvestment Plan
While BXPE does not currently intend to declare distributions, it may determine to do so in the future at the discretion of the General Partner. BXPE has adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution (if any), each unitholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions. If a unitholder elects to opt out of the distribution reinvestment plan, they will receive any distributions declared in cash.

There will be no subscription fees charged to a unitholder that participates in the distribution reinvestment plan for Units received pursuant to the distribution reinvestment plan. The purchase price for Units purchased under the distribution reinvestment plan will be equal to the most recent available NAV per share for such Units at the time the distribution is payable. To the extent a unitholder participates in the Feeder’s distribution reinvestment plan, the Feeder, as a unitholder in BXPE U.S., will participate in BXPE U.S.’s distribution reinvestment plan in the same proportion such that the unitholder’s indirect interest in BXPE U.S. is reinvested in Units of BXPE U.S. in accordance with the BXPE U.S. Partnership Agreement.
Unit Redemption Plan
In accordance with the BXPE U.S. Partnership Agreement, BXPE U.S. expects to periodically redeem up to 3% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems Units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors.
In accordance with the Feeder Partnership Agreement, unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXPE U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata basis
after BXPE U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.
The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXPE U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXPE U.S. that would outweigh the benefit of the redemptions.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Sponsor or its affiliates pursuant to the terms of the Investment Management Agreement, the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement.
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

Item 1A. Risk Factors
Risk Factors
The following considerations are not a complete summary or explanation of the various risks involved in an investment in BXPE, and the interplay of risks can have additional effects not described below. Most of the following risk factors apply both to BXPE and to any relevant Other Blackstone Accounts in which BXPE has invested or will invest (directly or indirectly). Therefore, potential unitholders should assume references to BXPE herein include references to Other Blackstone Accounts as well, to the extent BXPE is invested in such Other Blackstone Accounts, unless the context indicates otherwise.
Capitalized terms used but not defined in “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this report. The term “Sponsor” as used in this “Item 1A. Risk Factors” is used to generally describe, as the context or applicable law requires, individually and collectively, the General Partner and the BX Managers and all references herein to the Sponsor or to any rights, powers, responsibilities, or activities of the Sponsor are qualified in all respects by the terms contained elsewhere in this report, in the BXPE U.S. Partnership Agreement, the Feeder Partnership Agreement and the Investment Management Agreement, all of which should be carefully reviewed by each potential investor for, among other things, a more detailed description of the relative rights, powers, responsibilities and activities of each of the General Partner and the BX Managers.
The use of the words “include,” “includes” or “including” in this report shall not be considered to limit the provision which such word modifies but instead shall be deemed to be immediately followed by the words “without limitation”. Subject to the BXPE U.S. Partnership Agreement and Feeder Partnership Agreement, as applicable, as used herein, whenever a Person is making a decision (a) in its “sole discretion,” “sole and absolute discretion” or “discretion” or under a grant of similar authority or latitude, such Person is entitled to consider any interests and factors as it desires, including its own interests, or (b) in its “good faith” or under another express standard, the Person acts under such express standard and will not be subject to any other or different standards contemplated herein or by relevant provisions of law or in equity or otherwise and, in connection with the foregoing, the term “good faith” means “subjective good faith” as understood and interpreted under Delaware law.
General
No Assurance of Investment Return
. The Sponsor cannot provide assurance that it will be able to choose, make and realize any particular investments or otherwise implement BXPE’s investment strategy, or that Investments made by BXPE will generate expected returns. Moreover, the Sponsor cannot provide assurance that any unitholder will receive a return of its capital or any distribution from BXPE or be able to redeem from BXPE within a specific period of time. Past performance of investment entities associated with the Sponsor (including BXPE), its affiliates or the Sponsor’s investment professionals are not necessarily indicative of future results or performance and there can be no assurance that BXPE will achieve comparable results. Accordingly, investors should draw no conclusions from the performance of any other investments of the Sponsor or its affiliates and should not expect to achieve similar results. An investment in BXPE involves a risk of partial or total loss of capital and should only be considered by potential investors with high tolerance for risk. An investor should only invest in BXPE as a part of an overall investment strategy and only if the investor is able to withstand a total loss of its investment.
Limited Operating History.
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for Blackstone’s private equity platform, BXPE has a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. Investors should draw no conclusions from the performance of investment funds sponsored by Blackstone and the past activities and performance of BXPE’s investment professionals and any investment vehicles they managed are not indicative of the results that BXPE can expect to achieve. The size and type of Investments expected to be made by BXPE could differ from prior Blackstone investments (including prior Private Equity Investments) and, accordingly, BXPE’s results are independent thereof. Valuations of Investments are prepared on the basis of certain qualifications, assumptions, estimates and projections, and there is no assurance that the projections or assumptions used, estimates made or procedures followed by Blackstone or any third-party valuation agent are correct, accurate or complete. In addition, there can be no guarantee that investment opportunities will be identified for BXPE or that, once identified, such investment opportunities will close or will close at the anticipated acquisition price; furthermore, there can be no guarantee that an investment opportunity will generate income or a return of capital or any distribution from BXPE.
Performance Information
. Any performance information included herein or otherwise provided by Blackstone is presented solely for illustrative purposes and may not be representative of all transactions of a given type or of investments generally. In considering investment performance information contained in this report or otherwise provided, prospective unitholders should bear in mind that past performance is not necessarily indicative of future results, and there can be no assurance that BXPE will achieve comparable results, be able to effectively implement its investment strategy, achieve its investment or asset allocation objectives, be profitable or avoid substantial losses.
In addition, there can be no assurance that the BX Managers will be successful in identifying investment opportunities. Although BXPE may invest in Other Blackstone Accounts, the investment portfolio of such Other Blackstone Accounts may differ materially from the current investment strategy of BXPE, including in terms of levels of sectoral and geographic diversification.
Furthermore, performance shown may not reflect returns experienced by any particular investor in the applicable fund. Performance for individual investors may vary from BXPE’s overall performance as a result of the timing of an investor’s admission to BXPE; the redemption or increase of any part of a unitholder’s interest in BXPE; and the class, or series of a class, of Units in which they invest (including as a result of different Subscription Fees or servicing fees). Prospective unitholders should note that certain entities, such as the Feeder, may invest through Intermediate Entities (including Corporations), which may pay additional taxes which would further reduce returns experienced by unitholders participating therein.
The Performance Participation Allocation that the General Partner is entitled to from BXPE is based on a total return metric adjusted to exclude the impact of certain expenses, including expenses related to distributions, and therefore such total return measure will differ from the performance that investors will experience. Further, investors will experience performance that is net of any Performance Participation Allocation received by the General Partner from the Fund.
Lack of Management Rights; Reliance on the Sponsor.
The Sponsor has exclusive responsibility for management and oversight of BXPE’s activities, subject to certain oversight rights held by the Boards of Directors. Unitholders will not have the right to make or evaluate any Investment made by BXPE, or other decisions concerning direct management of BXPE and its Portfolio Entities and will not receive some of the financial information with respect to future opportunities that are available to the Sponsor. The Sponsor and the BX Managers generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Investments on behalf of BXPE (subject to certain specified exceptions). Accordingly, unitholders are dependent upon the judgment and ability of the Sponsor to source transactions and invest and manage the capital of BXPE. The Sponsor may be unable to find a sufficient number of attractive opportunities to meet BXPE’s investment objectives. BXPE’s success will depend on the ability of the Sponsor to identify suitable Investments, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of Investments. No potential investor who is unwilling to entrust all aspects of the management of BXPE to the Sponsor should invest in BXPE.

Role of Investment Professionals.
The success of BXPE will depend in part upon the skill and management expertise of the Sponsor’s investment professionals. Their interests in the Sponsor, and the vesting and potential forfeiture terms to which their interests are subject, are intended to financially discourage them from leaving the Sponsor, but there is ever increasing competition among industry participants for hiring and retaining qualified investment professionals. There can be no assurance that any professional will continue to be associated with the Sponsor or involved in BXPE throughout the life of BXPE or that any new hires or replacements will meet expectations. Further, the time, dedication and scope of work of an investment professional varies considerably. Some professionals involved in Blackstone’s other investment funds, including prior Blackstone private equity funds, will not be involved in BXPE or will have limited involvement with BXPE. In addition, investment decisions are often considered by the BXPE Investment Committee or otherwise by multiple investment professionals. Discussion and debate among them are generally helpful to the investment decision-making process but excessive disagreement could adversely impact BXPE. Finally, the Sponsor’s investment professionals work on a variety of projects and funds for Blackstone and/or its affiliates and portfolio entities or have other roles within Blackstone, which will likely result in less than all of their time and attention being allocated to BXPE, and their dedication of a substantial portion of their time and attention being allocated to other matters, aside from BXPE, and the ability of members of the investment team to access other professionals and resources within Blackstone for the benefit of BXPE may be limited. See also “—Allocation of Personnel” herein.
Broad Investment Mandate.
The investment strategy of BXPE covers a broad range of asset classes and geographic regions. BXPE relies on the Sponsor to identify, structure and implement investments consistent with BXPE’s overall investment objectives and policies at such times as it determines. BXPE will make investments in keeping with its investment program. BXPE is expected to make investments throughout the capital structure such as mezzanine securities, senior secured debt, bank debt, unsecured debt, convertible bonds and preferred and common stock and across asset classes including, without limitation, private or public equity, structured equity, minority private equity, commodities and credit. In light of BXPE’s investment objective, BXPE will make equity, credit and/or debt investments that do not involve control or influence over the underlying entity in which BXPE invests. Additionally, BXPE is permitted to invest (and is expected to actually invest) in any number of companies operating in a wide range of industries, geographies or activities. The Sponsor may also change BXPE’s investment and operational policies which could result in BXPE making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments otherwise described in this report. BXPE’s investment guidelines provide the Sponsor with broad discretion and can be changed in its sole discretion, including being narrowed or expanded as needed for purposes of retaining BXPE’s eligibility for certain regulatory exemptions under applicable law. A change in BXPE’s investment strategy may, among other things, increase BXPE’s exposure to market fluctuations, default risk and interest rate risk, all of which could materially affect the results of BXPE’s operations and financial condition.
Risk of Certain Events Related to Blackstone.
A bankruptcy, change of control or other significant adverse event relating to Blackstone or the Sponsor could cause the Sponsor to have difficulty retaining personnel and may otherwise adversely affect BXPE and its ability to achieve its investment objective.
Proxy Statements, Unitholder Proposals and Other Matters.
Unitholders are not entitled to vote in the election of the Fund’s or the Feeder’s directors. Accordingly, neither the Fund nor the Feeder is required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances (if any) where a vote of unitholders is required under the BXPE U.S. Partnership Agreement or Feeder Partnership Agreement, as applicable, or Delaware law. Moreover, unitholders are not able to bring matters before meetings of unitholders or nominate directors at such meeting, nor are they generally able to submit shareholder proposals under Rule
14a-8
of the Exchange Act.

Waiver of Trial by Jury.
Each of the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement contains a provision pursuant to which unitholders waive their respective rights to a trial by jury in any action or proceeding arising out of or relating to the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, as applicable, or the business or affairs of BXPE U.S. or the Feeder, as applicable. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the federal securities laws. Any person who becomes a unitholder as a result of a transfer or assignment of Units would become subject to the terms of the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, as applicable, including the waiver of jury trial provisions. If BXPE U.S. or the Feeder, as applicable, opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of the federal securities laws claims. This waiver of jury trial provision may limit the ability of a unitholder to bring or demand a jury trial in any claim or cause of action arising out of or relating to the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, as applicable, or the business or affairs of BXPE U.S. or the Feeder, as applicable, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find a waiver of jury trial provision contained in the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement to be inapplicable or unenforceable in an action, BXPE may incur additional costs associated with resolving such action, which could harm BXPE’s business, operating results and financial condition.
Exclusive Delaware Jurisdiction.
Each of the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement designates the courts of the State of Delaware and, to the extent subject matter jurisdiction exists, the United States District Court for the District of Delaware, as the exclusive forum for any action or proceeding against the parties relating in any way to the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, as applicable. Each of the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement further provides that, unless the General Partner consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the United States District Court for the District of Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder. Any person or entity purchasing or otherwise acquiring Units shall be deemed to have notice of and to have consented to the forum provision in the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, as applicable. Unitholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement. This forum selection provision may limit a unitholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Blackstone or BXPE’s directors and officers or other unitholders, which may discourage such lawsuits. The validity of BXPE’s forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find this provision of the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement inapplicable or unenforceable with respect to one or more types of actions or proceedings, BXPE may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect BXPE’s business, financial condition and results of operations and result in a diversion of the time and resources of the Sponsor and BXPE’s directors and officers.
Market Conditions
Highly Competitive Market for Investment Opportunities; Operators and Other Investors
. Identifying, closing and realizing attractive Private Equity Investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of BXPE’s strategy depends, is highly competitive. A failure by the Sponsor to identify attractive investment opportunities, develop new relationships and maintain existing relationships with joint venture partners and other industry participants would adversely impact BXPE. The Sponsor competes for investment opportunities and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts have investment objectives that are adjacent to or overlap with those of the BXPE Fund Program (whether now in existence or subsequently established), and Blackstone or such Other Blackstone Account may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXPE Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). The BXPE Fund Program has no priority with respect to such investment opportunities and any conflicts that arise regarding allocation of investments may not necessarily be resolved in favor of the BXPE Fund Program. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. It is possible that competition for appropriate investment opportunities may increase, which may also require the BXPE Fund Program to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the BXPE Fund Program and potentially adversely affecting the terms, including price, upon which investments can be made. The BXPE Fund Program is selective in its approach to targeting investments, and there is no guarantee that investments meeting the BXPE Fund Program’s investment criteria will be available or that all of the BXPE Fund Program’s Investments will meet such criteria.
General Economic and Market Conditions
. The private equity industry generally, and BXPE’s investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of the Sponsor’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of the Investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market prices of securities and interest rates or worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of BXPE’s Investments, which could impair BXPE’s profitability, result in losses and impact the unitholders’ investment returns and limit BXPE’s ability to satisfy redemption requests. The Sponsor’s financial condition may be adversely affected by a significant general economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Sponsor’s business and operations and thereby could impact BXPE. A depression, recession, slowdown and/or sustained slowdown in the global economy or one or more regional markets (or any particular segment thereof), a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends would have a pronounced impact on the Sponsor, BXPE and Portfolio Entities (which would likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure) and could adversely affect their profitability, creditworthiness and ability to effectively consummate and exit investments successfully and on favorable terms, execute on their business plans, sell assets, satisfy existing obligations and redemptions, and may have an adverse impact on the availability of credit to businesses generally, including impairing BXPE’s ability to make and realize Investments successfully and originate or refinance credit or draw on existing financings and commitments, which in turn may have an adverse impact on BXPE’s business and operations.
Recent volatility in the global financial markets and political systems of certain countries could have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. Moreover, a recession, slowdown and/or sustained downturn in the global economies (or any particular segment thereof) or weakening of credit markets will adversely affect BXPE’s profitability, impede the ability of Portfolio Entities to perform under or refinance their existing obligations, and impair BXPE’s ability to effectively exit Investments on favorable terms. In addition, there exists material uncertainty in the global banking markets (particularly as a result of the failures of Silicon Valley Bank, Signature Bank, First Republic Bank and Credit Suisse Group AG), and there can be no assurance that other banks (including banks with which BXPE, Portfolio Entities or Blackstone have business relationships) will not suffer adverse effects. See also “—Banking Sector Developments” herein. Any of the foregoing events could result in substantial or total losses to BXPE in respect of certain Investments, which losses will likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure. Blackstone itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the United States and/or global economies generally.
Financial Market Fluctuations; Availability of Financing
. Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of BXPE’s Investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure, as occurred in the most recent global economic downturn. BXPE and its Portfolio Entities expect to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occur during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. BXPE’s ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.
Inflation
. The economic outlook for 2026 remains uncertain. Gradual decreases in interest rates in 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target levels and interest rates remain elevated. Other developed economies are similarly experiencing higher-than-normal inflation rates. It remains uncertain whether the substantial inflation in the United States and other developed economies will be sustained over an extended period of time and how significantly it will impact the United States or other economies. Inflation and rapid fluctuations in inflation rates have in the past resulted in, and could in the future result in, negative effects on economies and financial markets, particularly in emerging economies. For example, if a Portfolio Entity is unable to increase its revenue in times of higher inflation, its profitability will likely be adversely affected, including, without limitation, as a result of increased operating costs. Portfolio Entities could have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Nevertheless, as inflation rises, even if a Portfolio Entity earns more revenue, it will typically also incur higher expenses. Furthermore, as inflation declines, it is possible that a Portfolio Entity will not be able to reduce expenses commensurate with any resulting reduction in revenue. Additionally, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, certain countries have imposed and could continue to impose wage and price controls or otherwise intervene in the economy and certain central banks have raised and could continue to raise interest rates.
Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed, and similar governmental efforts could be taken in the future to curb inflation and could have similar effects. There can be no assurance that inflation will not become a more serious problem in the future and have a material adverse impact on BXPE’s returns.
Banking Sector Developments.
Events involving limited liquidity, defaults,
non-performance
of contractual obligations or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or that affect the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and could in the future lead to market-wide liquidity problems. Notably, bank closures in the United States and Europe have caused uncertainty for financial services companies and fear of instability in the global financial system generally. UBS Group AG’s acquisition of Credit Suisse Group AG and JPMorgan Chase Bank’s assumption of all of First Republic Bank’s deposits and substantially all of its assets, and any similar future developments, can be expected to also have other implications for broader economic and monetary policy, including interest rate policy, and could impact the financial condition of banks and other financial institutions globally. In addition, certain financial institutions – in particular, smaller and/or regional banks but also certain global systemically important banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or will withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by governmental agencies to stabilize the banking sector and to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include BXPE and/or its Portfolio Entities) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, will be similarly impacted, and it is uncertain what steps (if any) financial regulators and central banks would take in such circumstances. As a consequence, for example, BXPE and/or its Portfolio Entities could be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations (including making payroll obligations) or pursuing key strategic initiatives, and limited partners could be impacted in their ability to receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, lenders, co-lenders,
syndicate lenders or other parties to undertake and/or execute transactions with BXPE, which in turn would result in fewer investment opportunities being made available to BXPE, result in shortfalls or defaults under existing Investments, or impact BXPE’s ability to provide additional follow-on support to Portfolio Entities. In addition, in the event that a financial institution that provides credit facilities and/or other financing to BXPE or its Portfolio Entities closes or experiences distress, there can be no assurance that such financial institution will honor its obligations or that BXPE or such Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms and/or in a timely manner. See also “—Custody and Banking Risks” herein. Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect BXPE, its Portfolio Entities or their respective financial performance.
Custody and Banking Risks.
BXPE will maintain funds with one or more banks or other depository institutions (“Banking Institutions”), which include U.S. and
non-U.S.
Banking Institutions, and BXPE has entered into and will continue to enter into credit facilities or have other financial relationships with Banking Institutions. The distress, impairment or failure of one or more Banking Institutions with whom BXPE, its Portfolio Entities, the General Partner and/or the Investment Manager transact could inhibit the ability of BXPE or its Portfolio Entities to access depository accounts or lines of credit at all or in a timely manner. Also, there can be no assurance that such Banking Institutions will honor their obligations or that BXPE or its Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms. For example, a Banking Institution may fail to timely perform its obligations or experience insolvency, closure, illiquidity, receivership or other financial distress or difficulty, similar to that experienced by Silicon Valley Bank and Signature Bank in March 2023 (each, a “Distress Event”). A Distress Event (or concerns among market participants of such a Distress Event) may lead to market-wide liquidity problems that could adversely affect the Sponsor’s ability to manage BXPE and its Investments, and the ability of the Sponsor, BXPE and any Portfolio Entity to access cash and cash equivalents in amounts adequate to finance and maintain its operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event BXPE is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Banking Institution experiencing a Distress Event, the inability of BXPE to access capital contributions or otherwise); the inability of BXPE to acquire or dispose of investments, or acquire or dispose of such investments at prices that the Sponsor believes reflect the fair value of such investments; and the inability of Portfolio Entities to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Banking Institution’s services, it is also possible that BXPE or a Portfolio Entity will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). Although the Sponsor expects to exercise contractual remedies under agreements with Banking Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses or delays. BXPE and its Portfolio Entities are subject to similar risks if a Banking Institution utilized by investors in BXPE or by suppliers, vendors, service providers or other counterparties of BXPE or a Portfolio Entity becomes subject to a Distress Event, which could have a material adverse effect on BXPE. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could adversely impact BXPE and its Investments. If BXPE were to be forced to delay or forgo investments when it is not desirable to do so, including as a result of a Distress Event, this could potentially result in lower performance for BXPE. In the event of such a failure of a Banking Institution where BXPE or one or more of its Portfolio Entities holds depository accounts (including accounts used for depositing principal and interest payments from borrowers on loans owned by BXPE) access to certain such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection could not be available for balances in excess of amounts insured by the FDIC (and similar considerations could apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such instances, it is possible that BXPE and its affected Portfolio Entities would not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the Banking Institution and participate pro-rata
with other unsecured creditors in the residual value of the Banking Institution’s assets. The loss of amounts maintained with a Banking Institution or the inability to access such amounts for a period of time, even if ultimately recovered, could be materially adverse to BXPE or its Portfolio Entities. In addition, the Sponsor will not always be able to identify all potential solvency or stress concerns with respect to a Banking Institution or to transfer assets from one bank to another in a timely manner in the event a Banking Institution comes under stress or fails.
Many Banking Institutions require, as a condition to using their services (including lending services), that the Sponsor and/or BXPE maintain all or a set amount or percentage of their respective accounts or assets with the Banking Institution, which heightens the risks associated with a Distress Event with respect to such Banking Institutions. Although the Sponsor seeks to do business with Banking Institutions that it believes are creditworthy and capable of fulfilling their respective obligations to BXPE, the Sponsor is under no obligation to use a minimum number of Banking Institutions with respect to BXPE or to maintain account balances at or below the relevant insured amounts.
Additionally, there can be no assurances that BXPE or its Portfolio Entities will establish banking relationships with multiple financial institutions, and BXPE and its Portfolio Entities are expected to be subject to contractual obligations to maintain all or a portion of their respective assets (including deposits) with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Moreover, the Advisers Act custody rule generally prohibits the Sponsor from transferring investor funds to an account of the Sponsor or its related persons. Circumstances could arise where such a bank shows signs of distress or impairment and Blackstone and Portfolio Entities would need to decide between (1) moving assets to another bank in breach of such contractual obligations or to an account of the Sponsor or its related persons in potential violation of the Advisers Act custody rule (thereby exposing BXPE or Portfolio Entities to breach of contract liability and/or regulatory risk), on the one hand, and (2) honoring the contractual obligations and adhering to the Advisers Act custody rule but running the risk of losing the assets, on the other hand. Either decision could have a material adverse effect on BXPE or Portfolio Entities.

Region Related Risks
Economic, Political and Social Risks
. Certain countries have in the past, and could in the future, experience religious, political and social instability that could adversely affect BXPE. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic, or social conditions or government policies. Governments of many countries have exercised and continue to exercise substantial influence over many aspects of the private sector, and certain industries may be subject to significant government regulation. Additionally, exchange control regulations, expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect the assets of BXPE. Additionally, the availability of attractive investment opportunities for BXPE is expected to depend in part on governments in certain countries continuing to liberalize their policies regarding foreign investment and, in some cases, further encourage private sector initiatives. In addition, countries may be in the initial stages of their industrial development and have a lower per capita gross national product or a low income economy as compared to the more developed economies. Markets for investments in such countries are not as developed and may be less liquid than markets in more developed countries. Investments in companies domiciled in emerging market countries may be subject to potentially higher risks as compared to the average among investments in more developed countries. Additionally, BXPE may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence.
Regional Risk; Interdependence of Markets
. Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which BXPE invests is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. For example, financial turmoil in certain countries in the Asia Pacific region in the late 1990s adversely affected Asian economies generally. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the economic downturn starting in 2007 had a negative impact on most economies of the Eurozone (as defined below) and global markets. A repeat of either of these circumstances or the occurrence of similar circumstances in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Geopolitical Conflicts and Risk
. Geopolitical concerns and other global events outside of the control of the Sponsor or BXPE have contributed to, and may continue to contribute to, volatile global equity and debt markets. These concerns and events include, without limitation, trade conflict, civil unrest, threats to national security, and national and international security events (including war, terrorist acts or other hostilities). Geopolitical instability has been prevalent in recent years, and 2025 was a year of significant geopolitical events, including, among others, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries and ongoing armed conflicts in the Middle East and Ukraine. As economies and financial markets worldwide vacillate between interconnectedness and a focus on protecting respective national interests, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., EU, and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts could have a significant adverse impact on BXPE and its Portfolio Entities’ operations, risk profile, and value, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions.
Russian Invasion of Ukraine/Sanctions
. On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this report, the countries remain in active armed conflict. Around the same time, the United States, the UK, the European Union (“EU”), and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including in the countries in which BXPE invests or in which a Portfolio Entity operates) and therefore could adversely affect the performance of BXPE’s Investments. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict and as a result, could present material uncertainty and risk with respect to BXPE (or its Portfolio Entities) and the performance of its Investments and operations, and the ability of BXPE to achieve its investment objectives. Similar risks will exist to the extent that any Portfolio Entities, service providers, vendors or certain other parties have material operations or assets in Ukraine, Russia, Belarus or the immediate surrounding areas.
In October 2024, North Korea deployed a contingent of troops to fight alongside Russian forces in Ukraine. The strengthening relations between Russia and North Korea could extend beyond the battlefield in Ukraine and could result in long-term impacts on the stability of the Asia Pacific region.
Israel-Hamas War
.
On October 7th, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the UK, the EU, Australia and other nations), committed a terrorist attack within Israel (the “October 7th Attacks”). Israel responded by initiating a full-scale invasion of Gaza and, as of the date hereof, there has not been a permanent cessation of the armed conflict between Israel and Hamas. The armed conflict has expanded and more actively involves the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, and any further expansion of the conflict could exacerbate the risks described above. In response to the October 7th Attacks, the United States increased sanctions and other measures against Hamas-related persons and organizations.
The aforementioned ongoing conflicts and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity globally (including in the countries in which BXPE invests), and therefore could adversely affect the performance of BXPE’s Investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to BXPE, the performance of BXPE’s Investments, Portfolio Entity operations, and BXPE’s ability to achieve its investment objectives. Similar risks exist to the extent that any Portfolio Entities, service providers and vendors of Blackstone, BXPE and any Portfolio Entities, or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas.
Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on Blackstone, BXPE and its Portfolio Entities. See also “—OFAC and Sanctions Considerations” herein.
Furthermore, if after subscribing to BXPE, any investor or any beneficial owner thereof is included on a list of prohibited entities and individuals maintained by a relevant regulatory and/or government entity, including OFAC (as defined below), or under similar EU, UK or Cayman Islands regulations or under other applicable law, or are operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the U.S., United Nations, EU, UK, Luxembourg, the Cayman Islands and/or other applicable jurisdictions, BXPE would likely be required to cease any further dealings with such investor or freeze any dealings with the interests or accounts of the investor (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze its assets until such sanctions are lifted or a license is sought under applicable law to continue dealings. BXPE could further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. For the avoidance of doubt, Blackstone has the sole discretion to determine the remedy if an investor is included on a sanctions list and is under no obligation to seek a license or any other relief to continue dealing with such investor. Although Blackstone expends significant effort and resources to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by Blackstone’s or BXPE’s activities or investors, which would adversely affect BXPE. Risks related to sanctions described elsewhere herein (including “—OFAC and Sanctions Considerations” and “—Russian Invasion of Ukraine/Sanctions”) apply to such sanctions as well. See also “—Terrorist Activities” herein.
Epidemics / Pandemics.
Certain countries have been susceptible to epidemics, which can be designated as pandemics by world health authorities. The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and could continue to have a negative impact on the economy and business activity globally (including in the countries in which BXPE invests), and thereby can be expected to adversely affect the performance of BXPE’s Investments and the ability of BXPE to achieve its investment objectives. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents BXPE with material uncertainty and risk with respect to the performance of its Investments, Portfolio Entity operations and its ability to achieve its investment objectives. See also “—Force Majeure Risk” and “—Public Health Emergencies” herein.
Public Health Emergencies
. From 2020 to 2022, in response to a novel and highly contagious form of coronavirus
(“COVID-19”)
pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of
COVID-19
(including any new or variant outbreaks) or another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, labor shortages and disruption of supply chains, which could have a significant adverse impact on BXPE and its Portfolio Entities’ business, financial condition, results of operations, liquidity and prospective investments and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the
COVID-19
pandemic, BXPE’s Portfolio Entities could experience decreased revenues and earnings, which could adversely impact BXPE’s ability to realize value from such Investments and in turn reduce BXPE’s performance revenues. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, office and residential, and in certain geographies could be particularly negatively impacted, as was the case during the
COVID-19
pandemic. BXPE’s Portfolio Entities could also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which could result in potential impairment of BXPE’s Investments. In addition, borrowers of loans, notes and other credit instruments in BXPE’s credit Investments could be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by BXPE could not be able to pay rents in a timely manner or at all, resulting in a decrease in value of BXPE’s credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, BXPE could be limited in its ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Such a contraction could cause investors to seek liquidity in the form of redemption requests, adversely impacting BXPE’s operations.

A pandemic or global health crisis can be expected to also pose enhanced operational risks. For example, Blackstone’s and/or its affiliates’ employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements can be expected to impact employee morale, integration of new employees and preservation of Blackstone’s and/or its affiliates’ culture. Remote working environments could also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, BXPE’s third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms. Additionally, restrictions on immigration and processing of visas and other work permits could affect the work force of BXPE’s Portfolio Entities, some of which rely on foreign talent as an important part of their work force, which could have a material adverse impact on their ability to implement their business plans.
In connection with a public health emergency, the Sponsor could in the future determine, in its discretion, that it is most effective and/or efficient to use private air and/or charter travel due to travel restrictions and/or health and safety considerations, including to and from locations where the Sponsor’s personnel are currently living (even if different than where the Sponsor has historically had offices). The cost of such private air or charter travel, which could be increased due to the pandemic, shall be an expense of BXPE, subject to and in accordance with the Sponsor’s policies and the BXPE U.S. Partnership Agreement. The Sponsor also may determine to use alternative methods, including the use of technology, when sourcing and conducting diligence on potential investments and monitoring existing Investments.
Natural Disasters
. Certain regions in which BXPE invests or conducts activities related to Investments are susceptible to natural disasters, such as earthquakes, and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt BXPE’s operations in the affected area. Catastrophic losses could either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of BXPE’s Investments, BXPE could lose both invested capital and anticipated profits. See also “—Force Majeure Risk” herein.
Weather and Climatological Risks
. Certain regions in which BXPE invests or conducts activities related to Investments can be particularly sensitive to weather and climate conditions. Climate change could cause more extreme weather conditions and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. Damage resulting from extreme weather can be expected to not be fully insured.
Trade Policy
. Some political leaders around the world (including in the U.S. and certain European nations) have been elected on protectionist platforms, fueling doubts about the future of global free trade. In recent years, the U.S. government has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods, such as steel and aluminum, from various countries, including China, Canada and Mexico. Some foreign governments, including China, Canada and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy, and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, and the administration’s statements and actions with respect to such tariff-related policies indicate that the situation is dynamic in nature and may shift rapidly over time. Tariffs on goods imported from China took effect in February 2025, tariffs on goods imported from Canada and Mexico took effect in March 2025, and tariffs on goods imported from all other countries took effect in April 2025. Such tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and materially adversely affect the revenues and profitability of select companies whose businesses rely on goods imported from countries that are subject to significant tariffs. There is uncertainty as to the actions that may be taken under the Trump administration with respect to U.S. trade policy, including with Canada, Mexico, Russia and China, and while the Sponsor and BXPE intend to comply with applicable laws, rapid changes in laws and/or uncertain interpretation and implementation thereof, could affect their capacity to comply. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the current U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. New trade policy can also impose a legal burden and negative impact on BXPE and its Investments, including increased costs and necessity to exit certain Investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio entities and adversely affect the revenues and profitability of companies whose businesses rely on the importing of goods into, and the exporting of goods out of, the U.S.
Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect BXPE’s financial performance and the financial performance of its Investments. However, while certain countries may agree to trade deals to address disputes with other countries, certain trade disputes may remain unresolved, which can be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). Certain trade disputes have had negative economic consequences on U.S. and China markets and could present additional potential risks and consequences for BXPE and its Investments in the future. If trade-related issues persist, including as a result of geopolitical tensions, to the extent that such a trade dispute escalates into a “trade war” between the U.S. and China or another country, this could lead to additional significant impacts on the industries in which BXPE participates, the jurisdiction of BXPE’s Investments, and other adverse impacts on its Investments.
The current U.S. presidential administration has implemented and may still further implement significant changes to the size of the federal government and to various other government policies. The ongoing downsizing of the federal government workforce and shutting down or defunding of certain government agencies (or offices thereof), including of federal agencies tasked with protecting investors, along with the changes in U.S. trade policy discussed above, could introduce market instability, reduce investor confidence, and weaken investor protection. For example, substantial reductions in government spending and personnel could negatively affect certain of BXPE’s Portfolio Entities that rely on or benefit from government subsidies or contracts, destabilize the U.S. government contracting market, impede Portfolio Entities’ ability to implement their business plans, and impede the Sponsor’s and BXPE’s ability to achieve expected returns. Moreover, the current U.S. presidential administration’s signaled changes to government policy with respect to tax, immigration, labor, infrastructure, energy, education, business regulations (including U.S. anti-corruption policies), international relations, and international economic development could create uncertainty and volatility for BXPE and its Portfolio Entities. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect BXPE, its Portfolio Entities, or their respective financial performance.
U.S. Outbound Investment Security Program.
The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China (PRC), Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq., the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. The Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact BXPE’s operations or its ability to make and exit Investments, including without limitation by (a) limiting the scope of BXPE’s investment activities, and (b) limiting BXPE’s ability to exit certain Investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. Therefore, while BXPE has developed and implemented policies and procedures designed to ensure compliance with the Outbound Investment Security Program, BXPE cannot fully anticipate its scope or guarantee compliance with the rules.
Hong Kong National Security Law
. The Chinese government has continued to increase its control over the historically autonomous administrative region of Hong Kong. In June 2019, protests began in connection with an amendment to Hong Kong’s extradition law and continued with increased size and intensity through the end of 2019 and into 2020. These protests resulted in disruptions to businesses in major business and tourist areas of Hong Kong and pushed Hong Kong’s economy into a recession for the first time since the global financial crisis in 2008. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent
residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by non-permanent
residents of Hong Kong could limit the activities of or negatively affect Blackstone, BXPE or the Portfolio Entities.
The National Security Law has been condemned by the United States, the UK and several EU countries. On July 14, 2020, the Hong Kong Autonomy Act was signed into law, which introduces sanctions on foreign persons who have “materially contributed” to the Chinese government’s recent actions in Hong Kong as well as on certain foreign financial institutions. Simultaneously, an executive order was issued declaring a national emergency with respect to the threat posed by the Chinese government’s actions in Hong Kong, formally suspending or eliminating any differential treatment of Hong Kong under U.S. law, including export control law, and authorizing sanctions on persons determined to be engaged in a broad array of anti-democratic or repressive activity. The United States has also imposed sanctions on senior Chinese officials and certain employees of Chinese technology companies that it believes have contributed to the Chinese government’s activities in Hong Kong, adding a number of new Chinese companies to the Department of Commerce’s Entity List. In mid-July
2020, the UK also suspended its extradition treaty with Hong Kong and extended its arms embargo on China to Hong Kong. Escalation of tensions resulting from the National Security Law and the response of the international community, including conflict between China and other countries like the United States and UK, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which Blackstone, BXPE, the Portfolio Entities or any of their respective personnel or assets are located. The introduction of retaliatory measures by governments, including any possible response by the Chinese government, could result in a deterioration in bilateral relationships and raise questions about Hong Kong’s future as an international financial center. In addition, any downturn in Hong Kong’s economy could adversely affect the financial performance of BXPE, or could have a significant impact on the industries in which BXPE participates, and could adversely affect the operations of Blackstone, BXPE and the Portfolio Entities, including the retention of investment professionals located in Hong Kong.
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

Terrorist Activities
. The terrorist attacks on the United States on September 11, 2001, and subsequently in Paris, London, Madrid and elsewhere, together with the military response by the United States, the UK, Australia and various other allied countries in Afghanistan, Iraq, Syria and elsewhere and other terrorist attacks (including cyber sabotage or similar attacks) globally of unprecedented scope have caused instability in the world financial markets and, in particular, have resulted in substantial and continuing economic volatility and social unrest in various regions of the world. Further terrorist attacks (including cyber sabotage or similar attacks) in some countries in the intervening years have exacerbated this volatility, and further developments stemming from these events or other similar events could cause further volatility. Any additional significant military or other response by the United States or other countries and their allies or any further terrorist activities (including the October 7th Attacks and the subsequent military response by Israel) could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near significant strategic assets of BXPE’s Investments that have a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and could result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of BXPE’s assets will be directly or indirectly affected by terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-profile assets in
24-hour
urban markets could be particularly attractive targets. Such an attack could have a variety of adverse consequences for BXPE, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. It can be expected that some or all of such risks will only be insurable at rates that the Sponsor does not deem sensible at all times. As a result of a terrorist attack or terrorist activities in general, BXPE could not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to BXPE’s service providers and other counterparties in the event of losses could be limited, and such losses could be borne by BXPE. See also “—Availability of Insurance Against Certain Catastrophic Losses” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Corruption Risk; FCPA
. Corruption can result in huge economic losses due to fraud, theft and waste. Moreover, corruption can corrode critical public institutions, such as the courts, law enforcement and public pension administration, thereby undermining property rights, public confidence and social stability. As a result, corruption dramatically increases the systemic risks that exist in some of the jurisdictions in which BXPE invests. Corruption scandals are common and likely to remain so going forward. Unitholders in BXPE are thus exposed to the increased costs and risks of corruption where BXPE invests, and there can be no assurance that any reform efforts will have a meaningful effect on BXPE. The United States and the UK have the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), respectively, and other jurisdictions (including in Luxembourg) have adopted similar anti-corruption laws. Many of these laws have extraterritorial application.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK Bribery Act is broader in scope than the FCPA and applies to private and public sector corruption. It also holds relevant commercial organizations liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. Other countries (including Luxembourg) have also adopted or improved their anti-corruption legal regimes in recent years but, in some countries, there is a greater acceptance than in the U.S. and the Grand Duchy of Luxembourg of government corruption and involvement in commercial activities. The Sponsor, its professionals and BXPE are committed, to the fullest extent permitted by applicable law, to complying with the FCPA and the UK Bribery Act and other anti-corruption laws and regulations (including in Luxembourg), anti-bribery laws and regulations, as well as anti-boycott regulations (including in Luxembourg), to which they are subject. As a result, BXPE could be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations can make it difficult in certain circumstances for BXPE to act successfully on investment opportunities and for Portfolio Entities to obtain or retain business. Although the Sponsor conducts FCPA due diligence on all targets with operations, BXPE could acquire an

Investment with risks related to prior
non-compliance
with one or more of these statutes. Furthermore, although the Sponsor has implemented robust compliance programs designed to ensure strict compliance by Blackstone and its personnel with the FCPA and the UK Bribery Act and other similar laws, there can be no assurance that even reasonable compliance programs would be effective in all instances at preventing violations. In addition, in spite of Blackstone’s policies and procedures, Portfolio Entities, particularly in cases where BXPE or an Other Blackstone Account does not control such Portfolio Entity, and persons acting on behalf of BXPE or any Portfolio Entity and third-party consultants, managers and advisors, including related persons of the Sponsor, could engage in conduct and activities that could result in a violation of one or more of the FCPA, UK Bribery Act or other similar laws. Any determination that a related entity not controlled by Blackstone or BXPE, or Blackstone itself or BXPE itself, or their controlled entities have violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Blackstone and BXPE to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational harm, and/or a general loss of investor confidence. BXPE could incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti-corruption laws or anti-bribery laws. In these cases, BXPE could suffer significant losses from the cost of defense, interruption to ordinary operations and fines and penalties.
Regulatory Approvals; Governmental Support and Budgetary Constraints.
BXPE makes investments with varying degrees of exposure to the public sector. Investments in or related to public sector projects and related businesses and/or assets may face government involvement and various levels of scrutiny in connection with any required approval process. There can be no assurance that government support for any particular project will continue, that favorable legislation will pass or that the project will continue to qualify for governmental support throughout BXPE’s investment. The elimination of, or reduction in, government policies that support a particular project could have a material adverse effect on a particular Investment’s financial condition or results of operation. To the extent any tax credits, other favorable tax treatment or other forms of support for a particular type of public sector project are changed, BXPE’s Investments therein may be negatively impacted. In this regard, on July 4, 2025, the One Big Beautiful Bill Act was signed into law and has significantly curtailed U.S. federal income tax credits for the clean power sector enacted by the Inflation Reduction Act of 2022.
Furthermore, the success of investments in or related to public sector projects and related businesses and/or assets is often dependent on governmental funding or subsidies. Governments typically have considerable discretion in determining the amount of funding or subsidies to allocate to such public sector projects. Lack of governmental funding or subsidies due to governmental budgetary constraints could adversely impact the overall development and availability of public sector projects, result in privatization of certain types of assets and/or otherwise result in an increase in competition among other providers of capital (e.g., private investors) for such assets, which may make it more difficult for BXPE or its Portfolio Entities to effectively consummate investments in or relating to such public sector projects. See also “—Privatization” herein.
Privatization
. BXPE can invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. It is impossible to predict whether any further privatizations will take place or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, BXPE will have the opportunity to participate in the investing consortium. Furthermore, if BXPE has the opportunity to participate in a privatization, it is possible the privatization could be re-examined
subsequently by local or international regulatory bodies, exposing BXPE to criticism or investigation. Unitholders should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments could determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted but could be substantially less than the amount invested in such companies.

Foreign Investment Controls
. Foreign investment in securities of companies in certain of the countries where BXPE will or could from time to time invest is restricted or controlled to varying degrees. These restrictions or controls can at times limit or preclude foreign investment above certain ownership levels or in certain assets, asset classes or sectors of the country’s economy and increase BXPE’s costs and expenses. BXPE could utilize investment structures to comply with such restrictions, but there can be no assurance that a foreign government will not challenge the validity of these structures or change laws in a way that reduces their effectiveness, imposes additional governmental approvals, restricts or prohibits BXPE’s Investments or taxes, or restricts or otherwise prohibits repatriation of proceeds. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. For example, governments in the Asia Pacific region have in the past, and may in the future, impose controls and/or procedural requirements on the convertibility of their currencies into foreign currencies and the remittance of currency from such countries to other jurisdictions in certain circumstances including controls based on the category of remittance to be made (e.g., current account items such as payments to suppliers for imports, labor, services, and payments of interest on foreign exchange loans and capital account-related payments, such as the repayment of bank loans denominated in foreign currencies or direct investment). Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances, could cause governments to impose temporary restrictions on capital remittances abroad. For example, the Committee on Foreign Investment in the United States could determine a foreign entity cannot buy an asset being sold by BXPE in the United States. Similarly, some governmental or quasi-governmental bodies may determine BXPE cannot buy an asset being sold by a third party in a jurisdiction located within the Asia Pacific region. Such body could also determine that BXPE may not sell an asset to certain third parties if not approved by such governmental or quasi-governmental body. These restrictions or controls may limit the potential universe of buyers of an asset, thereby reducing the demand for assets BXPE seeks to sell. Such securities could also be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investment and reducing the realized gain or increasing the realized loss on such securities at the time of sale. There can be no assurances that the law will not change such that additional governmental approvals are required, the investments are restricted or prohibited, or repatriation of proceeds are taxed, restricted or otherwise prohibited.
Foreign Capital Controls
. BXPE could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on securities or other assets held by BXPE, and income on such securities or other assets or gains from the disposition of such securities or other assets may be subject to withholding taxes imposed by certain jurisdictions such as in the Asia Pacific region. Countries could require government approval for contributions of foreign capital to the country and distributions of investment income or capital out of the country. Countries could also place limitations on holding their currency abroad. Countries can change capital controls to increase or decrease overall levels of foreign direct investment or currency pricing, to manage the country’s balance of payments and for a number of other reasons outside the control of the Sponsor. BXPE could be adversely affected by delays in, or a refusal to grant, any required governmental approval for payment of dividends and repatriation of capital interests.
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

In some cases, BXPE’s Investments involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) can be expected to be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). In the event that CFIUS or any
non-U.S.
equivalent thereof reviews one or more investments or in the event that Foreign Ownership Laws apply to a particular investment, there can be no assurance that BXPE will be able to maintain or proceed with such investments on terms that are acceptable to the Sponsor.
CFIUS could recommend that the President of the United States block such transactions, or CFIUS could impose conditions on such transactions, certain of which can materially and adversely affect BXPE’s ability to execute its investment strategy. Additionally, CFIUS or any
non-U.S.
equivalent thereof could seek to impose limitations on one or more such investments that could prevent BXPE from maintaining or pursuing investment opportunities that BXPE otherwise would have maintained or pursued which could adversely affect the performance of BXPE’s investment in such portfolio investments and thus its performance. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign limited partners that may be deemed
“non-passive.”
These reforms could impact the ability of
non-U.S.
unitholders to participate in BXPE’s Investments, which could impair BXPE’s ability to execute its investment strategy. They could also increase the number of transactions in which BXPE is involved that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other foreign direct investment processes can be difficult to predict, and there is no guarantee that, if applicable to a Portfolio Entity, the decisions of CFIUS would not adversely impact BXPE’s investment in such entity. The General Partner can be expected to compulsorily redeem (in whole or in part) Units if the beneficial owner of such Units is a Prohibited Person, which shall include, without limitation, any person who is not eligible as an investor for a class, or series of a class, of Units or if in the sole opinion of the General Partner the holding of such Units may be detrimental to the interests of the existing unitholders or the Sponsor, for example where their participation in BXPE is at risk of jeopardizing BXPE’s ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations. Further, state regulatory agencies could impose restrictions on private funds’ investments in certain types of assets, which could affect BXPE’s ability to find attractive and diversified investments and to complete such investments in a timely manner.
In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. These Foreign Ownership Laws could impact the ability of
non-U.S.
limited partners to participate in BXPE’s Investments, which may impair its ability to execute its investment strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future.
These laws could limit BXPE’s ability to invest in certain entities or could impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. BXPE’s Investments outside of the United States could also face delays, limitations, or restrictions as a result of notifications made under, and/or compliance with, these legal regimes and rapidly changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting BXPE’s ability to make investments in such countries. Examples include:

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (a) by or from an entity of any country that shares its land border with India or (b) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule could inhibit BXPE’s ability to consummate investments involving India. As a result, BXPE could incur significant delays and costs or be altogether prohibited from making a particular investment, all of which could adversely affect BXPE’s ability to meet its investment objectives. Uncertainty resulting from the application of these rules could also lead to BXPE borrowing higher amounts or for longer durations.

•
EU: Following the EU’s implementation of an
EU-wide
mechanism to coordinate the screening of foreign investment on national security grounds across EU Member States in October 2020, the majority of EU Member States have now introduced foreign investment screening regimes which could impede, restrict, and/or delay BXPE’s Investments that have a nexus with the EU.

•
Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in
powers to review transactions that could pose a national security risk.

•
New Zealand: New Zealand’s foreign investment regime requires prior approval for certain inbound foreign investments. This creates a higher risk that BXPE’s Investments in New Zealand will require New Zealand regulatory approval prior to the acquisition.

•
UK: On January 4, 2022, the screening regime under the National Security and Investment Act 2021 entered into force, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector.

Other jurisdictions are similarly in the midst of ongoing reform that could establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process could delay or otherwise impact BXPE’s acceptance of subscriptions from certain prospective unitholders and approval of transfers by or to certain unitholders and/or prospective unitholders. Delays in BXPE’s ability to accept subscriptions can adversely impact the ability of BXPE to make Investments in countries such as India, the EU, Australia, New Zealand, and the UK and the timing of such Investments. The foregoing requirements can also result in circumstances in which BXPE determine not to pursue certain potential investment opportunities in these countries. Heightened scrutiny of foreign direct investment worldwide can be expected to also make it more difficult for BXPE to identify suitable buyers for investments upon exit and could constrain the universe of exit opportunities for an investment in an issuer. Further, as a result of such regimes, BXPE could incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect BXPE’s performance or the performance of a Portfolio Entity. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by BXPE or a Portfolio Entity to comply with them could expose BXPE to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Asset Manager in Certain Jurisdictions
. Certain local regulatory controls and tax considerations could cause BXPE to appoint one or more third parties to manage some or all of BXPE’s Investments in certain jurisdictions. Although typically the Sponsor oversees the operations of BXPE’s Investments, such third parties will be delegated responsibilities and could have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third party will be borne by BXPE and will not offset the Management Fee, Administration Fee and the Performance Participation Allocation (collectively, the “Fund Fees”).

Legal Framework and Corporate Governance
. Because the integrity and independence of the judicial systems in some of the countries in which BXPE could invest varies, BXPE could have difficulty in successfully pursuing claims in the courts of such countries. For example, it is more difficult to enforce contracts in some countries, especially against governmental entities, which could materially and adversely affect BXPE’s revenue and earnings or the revenue and earnings of its Portfolio Entities. See also “—Investments in Emerging Markets and the Asia Pacific Region” herein. If counterparties repudiate contracts or default on their obligations, adequate remedies could be unavailable. Any regulatory supervision which is in place could be subject to manipulation or control. Some emerging and developing market countries do not have mature legal systems comparable to those of more developed countries, including less-developed debtors’ or creditors’ rights, which could adversely affect the Investments. Moreover, the process of legal and regulatory reform could not be proceeding at the same pace as market developments, which would result in investment risk. Legislation to safeguard the rights of private ownership could not yet be in place in certain areas, and there can be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing investments in financial instruments could not exist or can be subject to inconsistent or arbitrary appreciation or interpretation. BXPE could also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in
non-U.S.
courts. For example, many emerging countries provide inadequate legal remedies for breaches of contract.
Furthermore, to the extent BXPE and/or a Portfolio Entity obtain(s) a judgment in a country with a strong judiciary but are required to seek its enforcement in the courts of a country with a weak judiciary, there can be no assurance that BXPE or such Portfolio Entity will be able to enforce the judgment. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. Due to the foregoing risks and complications, the costs associated with Investments in emerging markets are generally higher than in developed countries.
Certain markets do not have well-developed shareholder rights, which could adversely affect BXPE’s Investments. In these markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter
markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision which is in place could be subject to manipulation or control. Legislation to safeguard the rights of private ownership may not exist in certain areas, and there can be the risk of conflict among local, regional, national and supranational requirements. In certain cases, the laws and regulations governing investments in financial instruments could not exist or could be subject to inconsistent or arbitrary interpretation.
Accounting, Disclosure and Regulatory Standards
. BXPE is using accounting principles generally accepted in the United States of America (“GAAP”) for the calculation of its NAV for financial reporting purposes, valuation of its Investments and the establishment of its audited annual report. The calculation of BXPE’s Transactional NAV for purposes of subscriptions, redemptions, calculation of Fund Fees and other purposes described herein (including with respect to the calculation of Organizational and Offering Expenses and servicing fees) shall be made in accordance with the methodology set forth in the Valuation Policy, which can be expected to differ in certain respects from the methodology required pursuant to GAAP. BXPE’s accounting standards could not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to unitholders in BXPE’s audited annual reports could differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, can differ in fundamental ways. Differences may arise in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to BXPE that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, could be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Sponsor’s due diligence and reporting activities, and less information would be available to unitholders. It can be expected that assets and profits appearing on the financial statements of a company (including, for example, a Chinese company) would not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, it is possible that the accounting entries and adjustments will not reflect economic reality and actual value.

In addition, when making investments in less developed countries, BXPE can be expected to not have access to all available information to determine fully the origination and underwriting practices utilized for the investment or the manner in which the target company has been serviced and/or operated. As a result, the Sponsor’s or its affiliates’ due diligence activities could provide less information than due diligence reviews conducted in more developed countries. The lack of access to such due diligence information could increase the risk related to the investments in these countries. Although BXPE will endeavor to conduct appropriate due diligence in connection with each investment, in the case of investments in less developed countries, no guarantee can be given that BXPE will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an investment.
Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments could be materially affected by restatements for inflation and not accurately reflect actual value. Accordingly, BXPE’s ability to conduct due diligence in connection with an Investment and to monitor the Investment could be adversely affected by these factors.
Potential Collapse of the Euro.
BXPE undertakes and/or expects to undertake Investments in countries within the EU, a significant number of which use the euro as their national currency (such countries, the “Eurozone”). During the economic downturn that started in 2007, the stability of certain European financial markets deteriorated, and expectations centered on potential defaults by sovereign states in Europe. There is a risk that in the future, certain member states of the EU could default, or expectations of such a default could increase, which can lead to the collapse of the Eurozone as it is constituted today, or that certain member states of the EU and/or the Eurozone could cease to use the euro as their national currency. This could have an adverse effect on the performance of Investments both in countries that experience the default and in other countries within the EU and/or the Eurozone, as well as, due to the interdependence of the global economy, other countries globally in which BXPE holds Investments. A potential primary effect would be an immediate reduction of liquidity for particular Investments in the affected countries, thereby impairing the value of such Investments. Further, a deteriorating economic environment caused directly or indirectly by such a default or related expectations could have a direct effect on the general economic environment and the private equity market in particular.
Risks Associated with the Euro
. The functioning of the euro as a single currency across the diverse economies comprising the Eurozone has sustained considerable pressure as the result of the global financial crisis and other subsequent macroeconomic events. The situation, particularly in those countries where sovereign default is perceived to be most likely, could continue to deteriorate. It is therefore possible that the euro may cease to be the national currency of some or even all of the countries comprising the Eurozone. If this were to occur, fluctuations in currency exchange rates of the new local currencies could cause borrowers in such countries to find it more difficult to meet their euro repayment obligations. These events are unprecedented and it is difficult to predict with any certainty the consequences of such events on BXPE and its Investments.
Data Protection
, Information Security and Wider Data
Regulations.
Compliance with current and future regulations related to privacy, data protection, information security and data more broadly could materially impact the ability of Blackstone, BXPE, Portfolio Entities and/or their respective affiliates and service providers to collect, use, share and/or retain data, including personal data, and thereby adversely impact current and planned business activities. Monitoring and responding to developments in such laws may increase compliance costs, and a failure to comply could result in regulatory investigations, fines, sanctions or other penalties or litigation, each of which could have an adverse impact on BXPE and/or its Portfolio Entities.

For example, the European Union General Data Protection Regulation (“EU GDPR”) as retained and transposed into the domestic law of the UK (the “UK GDPR”) and similar privacy and data protection laws and regulations impose stringent obligations on the processing of personal data of data subjects (natural persons), including requirements to notify certain data breaches, and such obligations can apply on an extraterritorial basis. The EU GDPR applies to the processing of personal data of data subjects (natural persons) (a) in the context of the activities of an establishment in the European Economic Area (“EEA”) and (b) by organizations outside the EEA that offer goods or services to data subjects in the EEA, or that monitor the behavior of data subjects in the EEA. The UK GDPR applies to the processing of personal data (a) in the context of the activities of an establishment in the UK and (b) by organizations outside the UK that offer goods or services to data subjects in the UK, or that monitor the behavior of data subjects in the UK.
Personal data, personal information and similar terms can be broadly construed under data privacy and data protection laws. For example, for the purposes of the EU GDPR and the UK GDPR, personal data is information that can be used to identify a natural person, including, without limitation, a name, a photo, an email address, or a computer IP address. The EU GDPR, the UK GDPR and other similar data protection laws provide robust protection for data subjects by requiring, amongst other things, personal data to be processed lawfully, fairly and in a transparent manner, to be collected for specified, explicit and legitimate purposes, and to be limited to what is adequate and necessary in relation to those purposes. Controllers must be able to respond to the rights of data subjects, which includes the right of individuals to access their personal data, to seek to rectify inaccurate data, to have personal data erased where, for example, processing is no longer required, to port their personal data, to seek to restrict the processing of their personal data, and to object to the processing of their personal data.
Privacy and data protection laws, including regulations still in proposed or draft form, also impose restrictions on the transfers of data (both personal and non-personal
data) internationally. The EEA and U.S. governments have agreed to a data privacy framework (the “Data Privacy Framework”) for transatlantic transfers of personal data, which has been separately extended to transfers of personal data from the UK to the U.S. and from Switzerland to the U.S. Although optional, if a Blackstone entity, Portfolio Entity or their respective affiliates choose to participate in the Data Privacy Framework, it will require, inter alia
, a certification process and provision of certain disclosures and a redress mechanism and could involve operational changes. Privacy and data protection laws, including certain regulations still in proposed or draft form, impose other restrictions on international transfers of data (both personal and non-personal
data) which is expected to result in additional costs for Blackstone and the Portfolio Entities, and therefore BXPE.
Monitoring, assessing and complying with the above and other privacy and data protection obligations, certain of which continue to be subject to ongoing judicial and regulatory interpretation, can be expected to require the dedication of substantial time and financial resources which could also increase over time, thus affecting returns that would otherwise be available to investors.
Certain violations of these privacy and data protection laws can result in penalties, litigation and losses such as claims for compensation and significant administrative fines, e.g., in the case of the EU GDPR, up to 20,000,000 euro, or in the case of an undertaking, up to four percent of the total worldwide annual turnover of the preceding financial year, whichever is higher. Any failure by a controller of personal data to comply with its privacy and data protection related obligations can result in significant liability, which could have an adverse effect on the reputation of that party and its business, thereby potentially having an adverse effect on BXPE’s investors. The costs of compliance with, and/or other burdens imposed by other applicable data protection laws could be borne (whether directly or indirectly) by BXPE and may, therefore, affect any returns that would otherwise be available to BXPE’s investors.

Further legislative evolution in the field of data protection and privacy is expected. For example, the UK’s Data (Use and Access) Act received Royal Assent on June 19, 2025 and is making various amendments to the current UK data protection regime, including to bring the maximum fine threshold under the ePrivacy rules (the Privacy and Electronics Communications (EC Directive) Regulations 2003) (currently £500,000) in line with the UK GDPR threshold (i.e.
,
the higher of £17.5 million or 4% of annual global turnover), and the introduction of new data sharing provisions. In addition, on November 19, 2025, the EU published a proposal to make certain simplifications to the EU GDPR and other data, privacy and cybersecurity related laws, including the ePrivacy Directive and EU Artificial Intelligence Act. This is increasing divergence between EEA and UK requirements, which could create a greater dual regulatory compliance burden on organizations that are subject to both regimes.
The UK and EEA are also considering or have enacted a variety of other laws and regulations relating to data such as the NIS 2 Directive (“NIS2”) (EEA), the Digital Operational Resilience Act (“DORA”) (EEA), the Data Act (EEA), the (draft) Financial Data Access Regulation (EEA), the Digital Services Act (EEA), the Online Safety Act (UK), the (draft) Cyber Security and Resilience (Network and Information Systems) Bill (UK) and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—Artificial Intelligence Developments” herein), all of which could have a material impact on Blackstone, BXPE and/or the operations of a Portfolio Entity. Blackstone cannot predict how these and other data protection and privacy laws could develop, or how they will be applied or interpreted by regulators and courts, and it could result in the business practices of Blackstone or a Portfolio Entity changing in a manner which adversely affects BXPE.
Investments Outside the United States Generally
. BXPE can be expected to invest a portion of its aggregate capital outside of the United States and outside of OECD (as defined below) countries. The legal systems of some countries lack transparency or could limit the protections available to foreign investors, and BXPE’s Investments could be subject to nationalization and confiscation without fair compensation. Investments in
non-U.S.
securities or instruments involve certain factors not typically associated with investing in U.S. securities or instruments, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various
non-U.S.
currencies in which BXPE’s
non-U.S.
Investments are denominated, fluctuations and costs associated with conversion of investment principal and income from one currency into another; (b) exposure to fluctuations in interest rates payable with respect to the instruments in which BXPE invests; (c) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (d) differences between the United States and foreign securities markets, including potentially higher price volatility, different interest rates and relative illiquidity of some markets, (e) the absence of uniform accounting, auditing, and financial reporting standards, practices and disclosure requirements, and differences in government supervision and regulation; (f) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on
non-U.S.
investment by U.S. firms and repatriation of capital, the risks associated with political, economic, or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (g) the possible imposition of
non-U.S.
taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (h) differing and potentially less well-developed or well-tested corporate and intellectual property laws, including those regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections; (i) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (j) political hostility to investments by foreign or private equity investors; (k) less publicly available information; (l) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (m) longer settlement periods for securities transactions; and (n) less reliable judicial systems to enforce contracts and applicable law. There can be no assurance that adverse developments with respect to such risks will not adversely affect BXPE’s Investments that are held in certain countries. Additionally, BXPE could be less influential than other market participants in jurisdictions where it or Blackstone do not have a significant presence.

Furthermore, Portfolio Entities located outside the U.S. could be involved in restructurings, bankruptcy proceedings or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of debtors or creditors afforded in U.S. jurisdictions. To the extent such
non-U.S.
laws and regulations do not provide BXPE with equivalent rights and privileges necessary to promote and protect BXPE’s interest in any such proceeding, its Investments in any such Portfolio Entity could be adversely affected. See also “—Legal Framework and Corporate Governance” herein for more information.
The effectiveness of the judicial system in countries in which BXPE may invest varies; consequently, BXPE could find it difficult to effectively protect its interests or pursue claims in the courts of countries with less-developed legal systems or commercial markets, as compared to the U.S. and other developed countries. The lack of sophistication and consistency with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights in certain countries in which BXPE invests, as compared with the U.S., could adversely impact BXPE’s ability to achieve its investment objectives.
While the Sponsor intends, where deemed appropriate, to manage BXPE in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect BXPE’s assets that are in or subject to the laws of those countries or the value or realization of BXPE’s Investments.
Local Intermediary Risk.
Certain of BXPE’s transactions will likely be undertaken through local brokers, banks or other organizations in the markets where BXPE invests, and BXPE will be subject to the risk of default, insolvency or fraud of such organizations, which in certain countries such as in Asia will likely be a higher risk than in more developed countries with more sophisticated regulatory systems. There can be no assurance that any amounts advanced to such persons will be repaid or that BXPE would have any recourse in the event of default. The collection, transfer and deposit of investments all expose BXPE to a variety of risks, including theft, loss and destruction.
Investments in Emerging Markets and the Asia Pacific Region
. Although not BXPE’s primary strategy, a material portion of its capital could be deployed in emerging market countries, which would heighten the risks described above as emerging markets tend to be more prone to various risks as compared to more developed countries or regions. Risks associated with the following are particularly material in emerging markets: political affairs, corporate governance, judicial independence, political corruption, exchange controls, and changes in rules and regulations and interpretation of them. Accordingly, emerging markets are more volatile and the costs and risks associated with investments in them are generally higher than for investments in other countries.
BXPE expects to invest in companies and assets organized in or subject to the laws of one or more countries in the Asia Pacific region, including countries with emerging economies, which may lack social, political and economic stability. The legal systems of some countries in this region may lack transparency or could limit the protections available to foreign investors, and BXPE’s Investments could be subject to nationalization and confiscation without fair compensation. In addition, Portfolio Entities located in jurisdictions in the Asia Pacific region could be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in the United States and other more developed jurisdictions. To the extent such laws and regulations do not provide BXPE with equivalent rights and privileges necessary to promote and protect BXPE’s interest in any such proceeding, BXPE’s Investments in any such Portfolio Entity could be adversely affected. While the Sponsor intends, where deemed appropriate, to manage BXPE in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect BXPE’s Investments that are in or subject to the laws of those countries.

China
.
In addition to the onshore considerations for investments in China, the increased scrutiny by the SEC of companies listing publicly in the U.S. that have a nexus or are otherwise associated with China-based operating companies will likely limit the availability of listing such companies in the U.S. as a potential exit strategy. The SEC has indicated that such increased scrutiny will focus on the relationship between the entity that is to be listed in the U.S. and such China-based operating company, particularly around the lack of actual equity ownership in such China-based operating company, uncertainty around changes in applicable regulations by the relevant Chinese authorities (which could be a result of sudden shifts in policy by the government of China) and information around receipt or denial of permission from the relevant Chinese authorities to list such entity in the U.S. In addition, the Chinese government recently adopted rules that would require Chinese tech companies that hold data on over one million users to apply for special cybersecurity approval before pursuing an overseas listing. In any event, even if such companies are listed in the U.S., if the Public Company Accounting Oversight Board is unable to inspect such publicly listed company’s public accounting firm for three consecutive years, such company could be delisted as a result.
China is the world’s largest economy (measured based on purchasing power parity), and the largest trading partner for many countries in the Asia Pacific region, including Australia and Korea. The Chinese government has in recent years implemented a number of measures to control financial risks which could adversely affect the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. In response to China’s slowing GDP growth rates that began in 2011, the Chinese government has implemented stimulus measures but the overall impact of such measures remains uncertain. In addition, Chinese stock markets experienced high levels of volatility and a serious collapse in recent years. A further slowing of China’s GDP growth rate could have a systemic impact on the global economy, including throughout the Asia Pacific region. A slower, or especially negative, Chinese GDP growth, could have spillover effects in many countries in the Asia Pacific region and globally. These spillover effects would likely have a material negative impact on BXPE’s ability to source and execute new investment opportunities and could cause impairment to or losses in BXPE’s investment portfolio.
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
India
.
India is an exchange-controlled economy. Foreign investments in India, through certain investment routes, are subject to regulations that set out valuation guidelines for the sale and purchase of shares and other securities in India which could restrict the foreign investor’s ability to earn agreed investment returns. Acquisition of voting rights, equity shares or control of listed Indian companies beyond certain specified thresholds would require the acquirer to make an open offer to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations. Certain types of mergers and amalgamations of companies can require sanction of the appropriate authorities in India, such as the National Company Law Tribunal or the “Regional Director”, thus causing delays and uncertainty to completing transactions. Furthermore, while foreign investment in India is prohibited in certain sectors (such as the lottery business, gambling, etc.), foreign investment is permitted only up to a specific percentage threshold in certain other sectors, or subject to prior approval of the Government of India and/or can have certain foreign investment linked conditions. The restricted ability of foreign investors to directly hold assets in India could decrease BXPE’s flexibility in structuring transactions, increase costs, and foreclose otherwise advantageous investment opportunities. On April 22, 2020, the Ministry of Finance notified the Foreign Exchange Management
(Non-debt
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
Australian Investment Structure and Regulatory Review
. BXPE has invested and expect to invest a portion of its assets in Australia. Australia’s foreign regulatory investment regime, which requires prior approval for certain inbound foreign investments, is likely to apply to any investments in Australia resulting in an increased risk that investments in Australian assets will require Australian regulatory review and approval prior to the acquisition. Where such review and approval are required for an investment, BXPE could be required to disclose to the Australian regulatory authorities as part of the approval process the identities of unitholders whose Units exceed a certain percentage of BXPE’s outstanding Units as well as the identities of some or all non-Australian
government unitholders, to the extent applicable. The requirements for, and scope of, disclosure are subject to change and the Australian regulatory agencies could require the disclosure of the identities of all unitholders depending on government policy at that time and the nature of the investment, and could require the disclosure of further information about some or all unitholders than is currently expected. These requirements in Australia and the disclosure process could delay or otherwise impact BXPE’s acceptance of certain investors, the approval of transfers by or to certain unitholders and/or (to the extent applicable) the participation of any unitholders temporarily or permanently in any investments in Australia. This could adversely impact BXPE’s ability to make investments in Australia and the timing of such investments. The foregoing requirements could also result in circumstances in which BXPE determines not to pursue certain potential Australian investment opportunities.
Non-U.S.
and
non-OECD
Investments
. It is expected that BXPE will invest a portion of its capital outside of the U.S. and outside of OECD countries. Investments in
non-U.S.
and
non-OECD
securities and instruments involve certain factors not typically associated with investing in U.S. securities or instruments, including risks relating to: (a) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various
non-U.S.
currencies in which BXPE’s
non-U.S.
Investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (b) exposure to fluctuations in interest rates payable with respect to the instruments in which BXPE invests; (c) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (d) differences between the U.S. and
non-U.S.
securities markets, including potential price volatility in and relative illiquidity of some
non-U.S.
securities markets, the absence of uniform accounting, auditing, and financial reporting standards, practices and disclosure requirements, and less government supervision and regulation; (e) certain economic, social and political risks, including potential exchange control regulations and restrictions on
non-U.S.
investment and repatriation of capital, the risks of political, economic, or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (f) the possible imposition of
non-U.S.
taxes on income, gains and gross sales or other proceeds recognized with respect to such securities or instruments; (g) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (h) differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (i) political hostility to investments by foreign or private equity investors; (j) less publicly available information; (k) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (l) longer settlement periods for securities transactions; and (m) less reliable judicial systems to enforce contracts and applicable law. There can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of BXPE and the Portfolio Entities that are held in certain countries. Additionally, BXPE may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence.

Bankruptcy
. BXPE is and will be, both directly and through Portfolio Entities, a borrower, and BXPE is and will be a creditor through debt or other structured Investments that it holds. Bankruptcy laws could delay the ability of BXPE to realize on collateral for debt held by it or could adversely affect the priority of debt through equitable subordination and other rules. In addition, a borrower could be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that could be similar or dissimilar to the U.S. Bankruptcy Code. Certain
non-U.S.
bankruptcy laws and regulations provide inferior protections to creditors than in the U.S. bankruptcy laws and regulations. U.S. and certain
non-U.S.
bankruptcy laws could result in a restructuring of debt without the creditor’s consent under the “cramdown” provisions of applicable bankruptcy laws and could result in a discharge of all or part of a debt Investment that BXPE holds without payment to BXPE. On the other hand, BXPE as a borrower could be adversely affected by bankruptcy or other similar proceedings initiated against it or a Portfolio Entity; BXPE could be unable to restructure its own debt and instead be forced to sell assets to repay debt, including at inopportune moments, due to laws that afford creditors rights. To the extent such laws and regulations do not provide BXPE with equivalent rights and privileges necessary to promote and protect its interest in any such proceeding, BXPE’s Investments in any such Portfolio Entity could be adversely affected. While the Sponsor intends, where deemed appropriate, to manage BXPE in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect BXPE’s Investments that are in or subject to the laws of those countries.
Types of Investments
Investments in Open Market Purchases
;
Publicly Traded Securities.
Although not anticipated to be a large component of its investment strategy, BXPE has the ability to invest in securities that are publicly traded, including distressed publicly traded assets, and are, therefore, subject to the risks inherent in investing in public securities. Additionally, BXPE could hold public securities as a result of an initial or subsequent public offering of an existing Portfolio Entity. Such investments would subject BXPE to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of BXPE to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. When investing in public securities, BXPE could be unable to obtain financial covenants or other contractual governance rights. Moreover, BXPE could be left without the same access to information in connection with Investments in public securities, both before and after making the investment, as compared to privately negotiated investments. Furthermore, BXPE would be limited in its ability to make investments, and to sell existing Investments, in public securities if the Sponsor or other Blackstone businesses have material, non-public
information regarding the issuer or as a result of other policies or requirements. In addition, securities acquired of a public company could, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up
periods or other limitations on the ability to dispose of such securities at certain times.
Equity and Equity-Related Investments
. BXPE makes primarily equity and equity-oriented Investments and as a result will hold a significant number of equity securities, including common stocks of U.S. and
non-U.S.
issuers, and equity-related securities and instruments, such as preferred stock, convertible securities, warrants and stock options. The value of equity and equity-related securities varies in response to many factors, including factors specific to an issuer and factors specific to an industry. These factors and others could cause significant fluctuations in the prices of the equity and equity-related securities that BXPE will hold and could result in BXPE experiencing significant losses.

Nature of Debt Securities
. Although not its primary investment strategy, BXPE invests in debt securities, including fixed income securities. The debt securities in which BXPE and Portfolio Entities can invest include secured or unsecured debt, which could be subordinated to senior indebtedness, all or a significant portion of which could be secured. Senior creditors will have significant influence, which can exceed BXPE’s or the relevant Portfolio Entity’s influence in certain scenarios. In addition, the debt securities in which BXPE invests can potentially not be protected by financial covenants or limitations upon additional indebtedness, could have limited liquidity, and not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. BXPE’s Investments can be expected to be subject to early withdrawal features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by BXPE earlier than expected, thereby depriving BXPE of its expected return. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities obtained in connection with a debt financing could become worthless.
Debt securities could be acquired in transactions involving asset managers. These asset managers could participate alongside BXPE in the debt securities and/or could participate in the equity of the relevant Portfolio Entity. In the latter case, BXPE’s interests and the interests of such asset managers could diverge in one or more respects. See also “—Debt Investments” herein for further debt-related risks.
“
Covenant-lite
”
Obligations Risk
. BXPE can invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan held by BXPE begin to deteriorate in quality, BXPE’s ability to negotiate with the borrower could be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This could in turn delay BXPE’s ability to seek to recover its investment.
Convertible Securities
. A convertible security could be subject to call at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by BXPE is called for withdrawal, BXPE generally is required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could reduce the expected return and otherwise have an adverse effect on BXPE’s ability to achieve its investment objectives.
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
Controlling Interests
. BXPE expects to take a controlling interest in a material portion of its Portfolio Entities. The exercise of control over a company could impose additional risks of liability for a variety of reasons, including environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability characteristic of business ownership may be ignored. If these liabilities were to arise, BXPE could suffer a significant loss.

Non-Controlling
Investments; Investments with Third Parties
. BXPE holds a
non-controlling
interest in certain Investments and, therefore, could have a limited ability to protect its position in such Investments. In such cases, BXPE will typically be significantly reliant on the existing management, board of directors and other owners of such companies, who could be unaffiliated with BXPE and whose interests could conflict with the interests of BXPE.
As part of its investment strategy, BXPE
co-invests
with affiliates of Blackstone (including Other Blackstone Accounts), investors in Other Blackstone Accounts or their affiliates and/or third parties (or affiliated managers or other persons) as partners, consortium sponsors or co-venturers,
including in certain circumstances, unitholders or limited partners of Other Blackstone Accounts or their affiliates (“Joint Venture Partners”) with respect to specified investments or categories of investments through partnerships, joint ventures, consortiums, investment platforms or other similar arrangements (“JV Arrangements”), thereby acquiring jointly controlled or non-controlling
interests in certain Investments. JV Arrangements could be designed to share risk in the underlying investments with Joint Venture Partners or could involve BXPE taking on greater risk with an expected greater return or reducing its risk with a corresponding reduction in the expected rate of return. Such JV Arrangements could involve risks in connection with such Joint Venture Partner involvement, including the possibility that such Joint Venture Partner could have financial difficulties, resulting in a negative impact on such JV Arrangements, could have economic or business interests or goals which are inconsistent with those of BXPE, or could be in a position to take (or block) action in a manner contrary to BXPE’s investment objectives (including the timing and nature of any exit) or the increased possibility of default (which BXPE could be required to make up) by, diminished liquidity or insolvency of, such Joint Venture Partner due to a sustained or general economic downturn. In addition, BXPE could in certain circumstances be liable for the actions of such Joint Venture Partner. In those circumstances where such Joint Venture Partners involve a management group, such third parties could receive compensation arrangements relating to such JV Arrangements, including incentive compensation arrangements and/or other fees, in each case which compensation will not offset Fund Fees. Furthermore, such Joint Venture Partners to JV Arrangements could provide services (such as asset management oversight services) similar to, and overlapping with, services provided by the Sponsor to BXPE, Other Blackstone Accounts or any respective Portfolio Entities, and, notwithstanding the foregoing, fees attributable to such services will not offset Fund Fees or otherwise be allocated to, or shared with, the limited partners. Additional conflicts would arise if a Joint Venture Partner is related to Blackstone in any way, such as an investor in, lender to, a shareholder of, or a service provider to Blackstone, BXPE, Other Blackstone Accounts, or any respective Portfolio Entities, or any affiliate, personnel, officer or agent of any of the foregoing and there can be no assurance that the effects of any such conflicts of interests could be mitigated.
Investments in Less Established Companies
. BXPE invests or can invest a portion of its assets in the securities of less established companies. Investments in such early stage companies could involve greater risks than generally are associated with investments in more established companies. To the extent there is any public market for the securities held by BXPE, such securities could be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to macroeconomic effects, industry downturns and financial failure. Such companies also could have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.
Start-up
enterprises, including but not limited to those in the technology and related industries could have insignificant or no operating revenues, and any such Investment should be considered highly speculative and could result in the loss of BXPE’s entire Investment therein. There can be no assurance that any such losses will be offset by gains (if any) realized on BXPE’s other Investments.
Growth Investments
. BXPE invests or can invest in companies or assets that are in a conceptual or early stage of development, which could have no proven operating history on which to judge future performance, little or no profits or cash flow, uncertain market position and a high degree of regulatory risk. Growth Portfolio Entities could operate at a loss or with substantial variations in operating results from period to period, and many growth Portfolio Entities will need substantial additional capital to support additional research and development activities or expansion, to achieve or maintain a competitive position, and/or to expand or develop management resources.

Growth Portfolio Entities could face intense competition, including from companies with greater financial resources, better brand recognition, more extensive development, marketing, manufacturing, and service capabilities, and a larger number of qualified managerial and technical personnel. A growth Portfolio Entity’s ability to succeed will be dependent not only upon its ability to develop the right products for the right market, but to constantly evolve its business to be sure that its products keep pace with changing technologies and markets. Such a growth Portfolio Entity will need to implement appropriate sales and marketing, finance, personnel and other operational strategies in order to continue to grow its business. BXPE makes certain investments in Portfolio Entities which could rely upon rapidly changing technologies. Therefore, technological obsolescence and other technology risks could adversely impact the performance of these Portfolio Entities. In all such cases, BXPE will be subject to the risks associated with the underlying businesses engaged in by Portfolio Entities and of their customers.
Investments in Junior Securities
. BXPE invests or can invest in companies that have already received one or more rounds of financing. The securities in which BXPE will invest in these instances may be among the most junior in a Portfolio Entity’s capital structure and thus subject BXPE to a greater risk of losing all or part of its invested capital. There will often be no collateral to protect BXPE’s investment in such securities once made.
Investments in Fund Managers and Pooled Investment Vehicles
. Although not expected to be a large portion of its investment strategy, BXPE can invest in third-party investment managers (“Third-Party Fund Managers”) that manage Third-Party Pooled Investment Vehicles (“Third-Party Pooled Investment Vehicles”) in the following asset classes: private equity, credit, real estate, infrastructure, energy and certain other types of asset classes. BXPE may also make Investments directly in Third-Party Pooled Investment Vehicles if it anticipates an Investment in the Third-Party Fund Manager. The private equity asset class comprises a wide range of strategies and investment types, and the private equity oriented investment strategies pursued by Third-Party Fund Managers are expected to vary. There are many investment-related risks associated with such types of investments which could impair the performance and value of BXPE’s Investments. See also “—Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles” herein.
Multiple Levels of Fees and Expenses
. In addition to the direct expenses and management costs borne by BXPE, BXPE will bear its pro-rata
share of certain expenses and management costs incurred directly or indirectly by Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in which it invests. As a result, unitholders will bear more expenses (indirectly) than they would if they were to invest directly in such Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles. BXPE will pay or otherwise bear carried interest, management fees and/or other incentive compensation in connection with (a) Secondary Investments in Third-Party Pooled Investment Vehicles and (b) Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through BXPE’s Primary Commitments in Other Blackstone Accounts). In addition, Portfolio Entities in which BXPE invests may themselves directly or indirectly invest a portion of their assets in Other Blackstone Accounts or other investment vehicles managed by Blackstone affiliates. To the extent a Portfolio Entity invests its assets in Other Blackstone Accounts or Blackstone-affiliated investment vehicles, that Portfolio Entity will bear its pro-rata
share of any management fees, carried interest, performance fees, incentive compensation, and other expenses charged by such Other Blackstone Accounts or affiliated vehicles. The Sponsor will not rebate or offset any management fees, carried interest, performance fees, or other compensation received by Blackstone or its affiliates in connection with a Portfolio Entity’s investments in Other Blackstone Accounts or Blackstone-affiliated investment vehicles.
BXPE will not be reimbursed for any such fees paid to the managers of underlying funds in respect of such Secondary Investments, including where such managers are Blackstone affiliates (i.e., there will be “double fees” involved in making such investments which would not arise if the unitholder were to invest in the underlying fund directly (including where the underlying fund is an Other Blackstone Account), because the Investment Manager and its affiliates will receive fees with respect to the management of BXPE, on the one hand, and the underlying fund manager (including where such manager is a Blackstone affiliate) will receive additional fees with respect to the management of such underlying fund, on the other hand), which will increase the amount of expenses borne by BXPE (and indirectly by unitholders) and reduce returns.

With respect to BXPE’s Primary Commitments to and Secondary Investments in Other Blackstone Accounts (other than Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through BXPE’s Primary Commitments in Other Blackstone Accounts)), BXPE is not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with its investments in such Other Blackstone Accounts except in limited circumstances, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar.
Any such offset will be reflected in BXPE’s NAV as of the month following the month in which the applicable fees and/or compensation was charged or accrued, in accordance with BXPE’s Valuation Policy. See also “—Valuation Matters” herein.
BXPE will indirectly bear other expenses in connection with an Investment in or alongside an Other Blackstone Account, including any investment-related expenses and expenses paid to affiliates of the Sponsor, administrative expenses and other fund expenses as applicable to such Other Blackstone Account (to the extent applicable). These various levels of costs and expenses will be charged whether or not the performance of BXPE generates positive returns. As a result, BXPE, and indirectly the unitholders, could bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset BXPE’s profits. In addition, because of the fees and expenses payable by BXPE pursuant to such Investments, its returns on such Investments will be lower than the returns to a direct investor in the Other Blackstone Accounts and/or Third-Party Pooled Investment Vehicles. Such returns will be further diminished to the extent BXPE is also charged management fees and/or bears carried interest or other similar performance-based compensation in connection with its Secondary Investments in Other Blackstone Accounts (i.e., where made as part of a portfolio transaction) and/or its investments in Third-Party Pooled Investment Vehicles managed by a Third-Party Fund Manager as described above. Furthermore, for purposes of calculating the Fund Fees, the calculation of the NAV will include any capitalized deal-specific expenses incurred in connection with unrealized Investments, including expenses and fees such as acquisition fees, capital markets and financing-related fees paid to Blackstone or its affiliates, and expenses and fees such as transaction support services costs paid to a Portfolio Entity, which in certain circumstances will have the effect of increasing the base for calculating the Fund Fees and involves conflicts of interest relating to Blackstone determining such amounts and then earning additional Fund Fees thereon.
Illiquid and Long-Term Investments
. Most of BXPE’s Investments (including, for the avoidance of doubt, investments into and/or alongside Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles) will be highly illiquid and require a long-term commitment with no certainty of return, and there can be no assurance that BXPE will be able to realize a return on any Investment at any given time, notwithstanding the need to do so. Although BXPE’s Investments could generate current income (i.e., all investment proceeds that are not “disposition proceeds” which could include amounts BXPE received from Investments as a result of purchase price adjustments), the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of such Investment. While an Investment can be sold at any time, it is not generally expected that this will occur, if at all, for a number of years after such Investment is made and some Investments could be held for much longer periods of time. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition of the type that results in investors receiving distributions. Furthermore, BXPE participates in Investments in or alongside Other Blackstone Accounts, some of which have terms or durations that are shorter than BXPE’s term in light of its perpetual nature, and the Sponsor and Blackstone (as applicable) will consider

BXPE’s interests and the interests of such Other Blackstone Accounts, taken as a whole (including the terms of each relevant vehicle), in determining the relevant holding period for each Investment, as applicable. In addition, BXPE will generally not be able to sell its securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases BXPE could be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Moreover, if it is determined that BXPE will dissolve, BXPE could make Investments which may not be advantageously disposed of prior to the date that BXPE will be dissolved. BXPE could have to sell, distribute, or otherwise dispose of Investments at a disadvantageous time and for a price which is less than the price that could have been obtained if the Investments were held for a longer period of time.
Future Investment Techniques and Instruments
. Subject to the terms of the BXPE U.S. Partnership Agreement, the Feeder Partnership Agreement, the Investment Management Agreement and applicable law, BXPE could employ new investment techniques or invest in new instruments that the Sponsor believes will help achieve BXPE’s investment objectives, whether or not such investment techniques or instruments are specifically described herein. Such investment techniques or instruments could entail risks not described herein. New investment techniques or instruments, including the use of machine learning technology and generative artificial intelligence, could be not thoroughly tested in the market before being employed and could have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to BXPE. In addition, any new investment technique or instrument developed by BXPE could be more speculative than earlier investment techniques or instruments and could involve material and unanticipated risks and conflicts of interest. For more information on risks relating to the use of machine learning technology and generative artificial intelligence, see also “—Artificial Intelligence Developments” herein.
Technological, Scientific and Other Innovations
. Recent technological, scientific and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological, scientific and other innovation continue to advance or be created rapidly, it could impact one or more of BXPE’s strategies. Any of these new technological, scientific and other innovations could significantly disrupt the market in which BXPE’s Investments operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results. Moreover, given the pace of innovation in recent years, including the use of machine learning technology and generative artificial intelligence, the impact on a particular Investment could have been unforeseeable at the time BXPE made such Investment and could adversely impact BXPE and/or its Portfolio Entities. Furthermore, the Sponsor could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses. For more information on risks relating to the use of machine learning technology and generative artificial intelligence, see also
“—Artificial Intelligence Developments” herein.
Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles
Minority and
Non-Control
Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles; Dependence on Third-Party Fund Managers.
BXPE invests and/or can invest in minority,
non-controlling,
equity, equity-related and/or revenue interests in Third-Party Fund Managers and make passive investments in Third-Party Pooled Investment Vehicles. BXPE will not be responsible for the results of the Third-Party Pooled Investment Vehicles and Third-Party Fund Managers. The existing management of such Third-Party Fund Managers will typically retain autonomy over the day-to-day
operations of the business and will generally retain a majority stake in such business.
In holding such
non-controlling
interests, BXPE will also have a limited ability to create or take advantage of exit opportunities. BXPE’s inability to control the timing of the making, restructuring, refinancing and exiting of its Investments could adversely affect performance. The timing and extent to which BXPE realizes proceeds from any disposition, listing, financing or other liquidity event with respect to any Investment will to a large extent depend on the decisions and actions of Third-Party Fund Managers. The management of Third-Party Fund Managers could make business, financial or management decisions with which the Sponsor does not agree or such management could take risks or otherwise act in a manner that does not serve BXPE’s interests. The returns of BXPE’s Investments in such Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles will depend largely on the performance of unrelated Third-Party Fund Managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the Third-Party Fund Managers. The performance of a Third-Party Fund Manager could also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such Third-Party Fund Manager’s performance.
Misconduct and Regulatory
Non-Compliance
and Fund Reputation; Bad Acts of Third-Party Fund Managers, Employees, Portfolio Companies or Service Providers.
BXPE’s Investments in Third-Party Fund Managers could expose Blackstone to further public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance
and misconduct by portfolio managers or employees of a Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to BXPE. Alternative investment managers operate in a highly regulated environment, and BXPE could have little or no oversight over or input in the activities of Third-Party Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the Sponsor to protect BXPE from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Fund Manager or its portfolio companies could improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.
While the Sponsor expects to perform a detailed assessment on Third-Party Fund Managers on a variety of key investment, operational, and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Fund Manager or its portfolio companies.
Attractiveness to Third-Party Fund Managers of an Investment by BXPE
. BXPE’s structure and investment objective could impair its ability to complete Investments. Among the realization and monetization strategies that can be pursued by the Sponsor are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of BXPE’s interests in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles. A prospective Third-Party Fund Manager could be uninterested in an investment by BXPE if required to disclose information that might be made public as part of a liquidity event or if it could ultimately result in such Third-Party Fund Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager could feel comfortable with BXPE being a minority owner of its business, it could have a different view for potential transferees.
General
Risks
Related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
Before making Investments, the Sponsor will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the Sponsor carries out with respect to any investment opportunity could inadequately or not reveal or highlight all relevant facts that could be necessary or helpful in evaluating such investment opportunity. The Sponsor could decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by BXPE (and not split between BXPE and the target Third-Party Fund Manager unless specifically agreed).

Among the factors that the Sponsor can consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for BXPE.
Third-Party Fund Managers can enter into new lines of business not anticipated by BXPE at the time it invests in such Third-Party Fund Managers. Third-Party Fund Managers could also have the ability to change their investment objectives and strategies and economic and other terms after BXPE has made its Investments in such Third-Party Fund Managers or Third-Party Pooled Investment Vehicles, and such change in the investment objectives and strategies could be different from the objectives currently expected by the Sponsor. BXPE will likely not have the ability to prevent Third-Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers could negatively impact the performance of BXPE.
It is expected that Third-Party Fund Managers will implement leverage arrangements similar to BXPE with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to BXPE’s Investments. The Third-Party Fund Managers could obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and could negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings could limit the ability of BXPE to use its interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that BXPE could bear.
A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle could make distributions to BXPE that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as applicable). Accordingly, BXPE could determine to set aside amounts that BXPE could have otherwise reinvested or distributed to unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to unitholders or additional investments by BXPE. In addition, BXPE could make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of BXPE’s total capital. As a result, BXPE could need to retain distributions or take other measures (e.g., borrowing) if BXPE does not generate sufficient cash flow from its Investments to meet these commitments.
Secondary Investments in Third-Party Pooled Investment Vehicles
No Established Market for Secondary Investments; Limited Opportunities
. There is no established market for Secondary Investments and no liquid market is expected to develop for Secondary Investments. Moreover, the market for Secondary Investments has been evolving and is likely to continue to evolve. BXPE could acquire interests in Third-Party Pooled Investment Vehicles or Other Blackstone Accounts from existing investors in such Third-Party Pooled Investment Vehicles (and, generally, not from the issuers of such investments) and to dispose of such interests, in each case, on an opportunistic basis. In particular, BXPE could target purchases of portfolios of interests in Third-Party Pooled Investment Vehicles from institutional and other investors, who could be less motivated to sell interests in Third-Party Pooled Investment Vehicles during periods when the performance of such funds is perceived to be improving. There can be no assurance that BXPE will be able to identify sufficient Secondary Investment opportunities or that it will be able to acquire sufficient Secondary Investments on attractive terms. Equally, there can be no assurance that BXPE will be able to realize any Secondary Investment at a price that reflects what the Sponsor believes to be its market value.

Pooled Secondary Investments
. In some cases, BXPE could have the opportunity to acquire a portfolio of interests in Third-Party Pooled Investment Vehicles or Other Blackstone Accounts from a seller on an “all or nothing” basis. Certain of the interests in such portfolio could be less attractive than others, and certain of the sponsors of such Third-Party Pooled Investment Vehicles could be more familiar to the Sponsor than others, or could be more experienced or highly regarded than others. In such cases, BXPE could be unable to carve-out
from such purchase those investments that the Sponsor considers (for commercial, tax, legal or other reasons) less attractive. It could also be more difficult for the Sponsor to successfully value and close on investments being sold on a portfolio basis.
Importance of Valuation and Acquisition Terms
. The performance of BXPE’s Investments in Secondary Investments will depend in large part on the acquisition price paid by BXPE for such investments and on the structure of the acquisitions. Although the acquisition price of BXPE’s Secondary Investments will likely be the subject of negotiation with the sellers of the investments, the acquisition price is typically determined by reference to the carrying values most recently reported by the underlying funds (which could be based on interim unaudited financial statements) and other available information. The underlying funds are not generally obligated to update any valuations in connection with a transfer of interests on a secondary basis, and such valuations could not be indicative of current or ultimate realizable values. Moreover, there is no established market for Secondary Investments or for the privately held portfolio entities in which the Third-Party Pooled Investment Vehicles or Other Blackstone Accounts could own securities, and there could be no comparable companies for which public market valuations exist. As a result, the valuation of Secondary Investments could be based on imperfect information and is subject to inherent uncertainties. Generally, BXPE expects to hold its Secondary Investments on a long-term basis. As a result, the performance of BXPE will be adversely affected in the event that the valuations assumed by the Sponsor in the course of negotiating acquisitions of investments prove to have been too high.
Sector-Specific Investments
Investments in Natural Resources and Energy
. BXPE invests and/or can invest in natural resources and energy companies or projects, including, but not limited to, companies or projects that engage in oil and/or gas exploration and development and/or mining which are speculative businesses involving a high degree of risk. Whether a company or project is productive and profitable depends on a number of factors, many of which are beyond BXPE’s control (e.g., the prevailing prices of commodities which recently have been, and are likely to continue to be, volatile). In addition, the energy and natural resource sectors are subject to comprehensive United States and
non-U.S.
federal, state and local laws and regulations. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect BXPE’s Investments and prospects. For example, while BXPE can invest in renewable energy and related businesses and/or assets, there can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that electricity produced by the renewable energy Investments will qualify for government program support. The elimination of, or reduction in, government policies that support renewable energy could have a material adverse effect on a renewable energy Portfolio Entity’s financial condition or results of operation. To the extent any federal, state or local tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, BXPE’s renewable energy Investments could be negatively impacted. Investments in the natural resources and energy industries could also be subject to technical and environmental risks. For example, any offshore sea-based
operations of Investments could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and could result in the curtailment or suspension of their related operations. There can be no assurance that any or all technical and environmental risks can be mitigated or that such bonded and insured third parties, if present, will perform their obligations. Moreover, there can be no assurance that each Portfolio Entity will be fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect a Portfolio Entity’s operations and financial condition.

Effects of Ongoing Changes in the Utility Industry
. BXPE invests and/or can invest in electric utility industries both in the United States and abroad. In many regions, including the United States, the electric utility industry is experiencing increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. In response, for example, the Federal Energy Regulatory Commission has proposed regulatory changes to increase access to the nationwide transmission grid by utility and non-utility
purchasers and sellers of electricity; similar actions are being taken or contemplated by regulators in other countries. A number of countries, including the United States, are considering or implementing methods to introduce and promote retail competition. To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects into which BXPE can invest could come under increasing pressure. Deregulation is fueling the current trend toward consolidation among domestic utilities, but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry. In addition, independent power producers could find it increasingly difficult to negotiate long-term power sales agreements with solvent utilities, which could affect the profitability and financial stability of independent power projects.
Infrastructure Investments.
BXPE invests in and/or can invest in infrastructure assets and infrastructure-related securities or instruments, properties and other assets. Such investment involves many relatively unique and acute risks. Project revenues can be affected by a number of factors, including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets could adversely affect the overall profitability of the Investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation, demographic changes, economic conditions, increasing fuel prices, government macroeconomic policies, political events, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters (such as fire, floods, earthquakes and typhoons), changes in weather, epidemics/pandemics, changes in demand for products or services, bankruptcy, or financial difficulty of a major customer and acts of war or terrorism and other unforeseen circumstances and incidents, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this could impair a Portfolio Entity’s ability to repay its debt, make distributions to BXPE or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of infrastructure assets or businesses and infrastructure-related securities, properties and other assets involve various risks and are subject to substantial regulation (as described below), many of which could be outside of the control of the owner/operator, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Although Portfolio Entities could maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to partially or completely offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and could be insufficient to recoup all of a Portfolio Entity’s losses. Furthermore, once infrastructure assets of Investments become operational, they could face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.
Dependence on Patents, Trademarks and Other Intellectual Property
. Certain of BXPE’s Investments depend heavily on intellectual property rights, including patents, both in the U.S. and in other countries. The ability to effectively enforce patent, trademark and other intellectual property laws will affect the value of many of these Investments. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a Portfolio Entity to significant liabilities to third parties. The presence of patents or other proprietary rights belonging to other parties could lead to the termination of the research and development of a particular product of a Portfolio Entity or one of its significant customers or counterparties.

In addition, the patent positions in many countries are highly uncertain and involve complex legal, scientific and factual questions. There is no consistent policy regarding the permissible breadth of coverage of claims allowed in product patents.
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
Investments in Real Estate
. BXPE makes and/or can make Investments in or relating to real estate, including investments in commercial real estate development projects, commercial properties, residential real estate and/or real estate-related debt investments. As such, some of BXPE’s Investments are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Deterioration of real estate fundamentals generally could negatively impact the performance of BXPE. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in asset values, changes in the appeal of assets to tenants, changes in supply of and demand for competing assets in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, operating income and room rates for hotel assets, the financial resources of tenants, changes in availability of debt financing which could render the sale or refinancing of assets difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, and the availability of mortgage funds, which may render the sale or refinancing of assets difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and other factors that are beyond the control of the Sponsor. In addition, in acquiring an asset or stock, BXPE could agree to lock-out
provisions that materially restrict it from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset or stock. There can be no assurance that there will be a ready market for the resale of real estate investments because such Investments will generally not be liquid. Illiquidity may result from the absence or a disruption of an established market for the Investments, as well as legal or contractual restrictions on their resale by BXPE.
Debt Investments
Investments in Debt
. BXPE’s investment program can include making investments in distressed situations from time to time (e.g., investments in defaulted, out-of-favor
or distressed bank loans and debt securities) or could involve Investments that become
“non-performing”
following BXPE’s acquisition thereof. Certain of BXPE’s Investments may therefore include specific securities of companies or other entities that typically are highly leveraged, with significant burdens on cash flow, and therefore involve a high degree of financial risk. Investments can include (a) capital infusions to companies facing liquidity issues or significant debt maturities, (b) capital to finance operations or growth for companies facing a cyclical downturn, non-recurring
losses or contractual issues, (c) capital infusions or
debtor-in-possession
financings to companies in bankruptcy, (d) financing for acquisitions of businesses, frequently from distressed sellers or assets that are non-core
to the seller or (e) businesses facing capital structure, cyclical or operational distress. BXPE can also make “rescue” financings ranging from secured debt to equity infusions including, without limitation, investments in companies that are in need of liquidity or facing debt maturities, or provide growth capital to companies who cannot access the capital markets due to cyclical factors or financial market dislocation. In addition, BXPE can also selectively pursue the acquisition of fulcrum securities /
loan-to-own
debt purchases as a means to gain control of assets upon a restructuring. The securities of Portfolio Entities described in this paragraph could be considered speculative, and the ability of such companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Sponsor will correctly evaluate the value of the assets collateralizing BXPE’s loans or the prospects for a successful reorganization or similar action.
As noted above, in certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more debt investments by BXPE), the success of BXPE’s investment strategy with respect thereto will depend, in part, on the ability of BXPE to effectuate loan modifications and/or restructure and improve the operations of Portfolio Entities. The activity of identifying and implementing any such restructuring programs and operating improvements at Portfolio Entities entails a high degree of uncertainty. There can be no assurance that BXPE will be able to successfully identify and implement such restructuring programs and improvements.
Investment in Restructurings
.
BXPE can make Investments in restructurings that involve Portfolio Entities that are experiencing or are expected to experience financial difficulties. These financial difficulties have the potential to never be overcome and could cause such Portfolio Entity to become subject to bankruptcy proceedings. Such Investments could, in certain circumstances, subject BXPE to certain additional potential liabilities that can exceed the value of BXPE’s original Investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor could have its claims subordinated or disallowed or could be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to BXPE and distributions (if any) by BXPE to unitholders could be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings could be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims.
Distressed Securities
.
Investment in the securities of financially troubled and operationally troubled issuers involves a high degree of credit and market risk. There is a possibility that BXPE could incur substantial or total losses on its Investments. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices can be greater than normally expected. In addition, it is anticipated that many of BXPE’s Investments could be not widely traded and that BXPE’s Investments in such securities could be substantial relative to the market for such securities. As a result, BXPE could experience delays and incur losses and other costs in connection with the sale of its Investments.

Defaulted Securities
.
BXPE can invest in the securities of companies involved in bankruptcy proceedings, reorganizations and financial restructurings, and that are facing significant debt maturities, and could have a more active participation in the affairs of the issuer than is generally assumed by investors. This can subject BXPE to litigation risks or prevent BXPE from disposing of securities. In any reorganization or liquidation proceeding relating to a company in which BXPE invest, BXPE could lose its entire investment, may be required to accept cash or securities with a value less than BXPE’s original investment and/or may be required to accept payment over an extended period of time. As more fully discussed below, in a bankruptcy or other proceeding, BXPE as a creditor, could be unable to enforce its rights in any collateral or could have its security interest in any collateral challenged, disallowed or subordinated to the claims of other creditors.
Bankruptcy and Other Proceedings
.
When a company seeks relief under the applicable insolvency laws of a particular jurisdiction, including under the U.S. Federal Bankruptcy Code, (or has a petition filed against it), an automatic stay could prevent all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or security interests or reach collateral securing such claims. Creditors who have claims against the company prior to the date of the insolvency or bankruptcy filing will generally require the permission of the court or a relevant insolvency officeholder to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors could be prohibited from doing so at the discretion of the court or the relevant insolvency officeholder or if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral could be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if BXPE holds a secured claim, it could be prevented from enforcing its security and collecting the value of the collateral securing its debt, unless relief from the automatic stay is granted. If relief from the stay is not granted. BXPE could be unable to realize a distribution on account of its secured claim until a distribution (if any) is made to BXPE by the relevant court or insolvency officeholder.
Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy or insolvency proceedings and could be invalidated for a variety of reasons. For example, security interests could be set aside because, as a technical matter, they have not been perfected properly under the Uniform Commercial Code or other applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and, because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will almost certainly experience a significant loss of its investment. There can be no assurance that the security interests securing BXPE’s claims will not be challenged vigorously and found defective in some respect, or that BXPE will be able to prevail against the challenge.
Moreover, debt could be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company filing for protection from creditors under the U.S. Federal Bankruptcy Code. Creditors’ claims could be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of a company prior to its filing under the U.S. Federal Bankruptcy Code. Serving on an official or unofficial creditors’ committee, for example, increases the possibility that BXPE will be deemed an “insider” or a “fiduciary” of the Portfolio Entity BXPE has so assisted and could increase the possibility that the bankruptcy court will invoke the doctrine of “equitable subordination” with respect to any claim or equity interest held by BXPE in such company and subordinate any such claim or equity interest in whole or in part to other claims or equity interests in such company. See also “—Equitable Subordination” herein. Claims of equitable subordination could also arise outside of the context of BXPE’s committee activities. If a creditor is found to have interfered with the company’s affairs to the detriment of other creditors or shareholders, the creditor could be held liable for damages to injured parties. While BXPE will attempt to avoid taking the types of action that would lead to equitable subordination or creditor liability, there can be no assurance that such claims will not be asserted or that BXPE will be able successfully to defend against them. In addition, if representation of a creditors’ committee of a company causes BXPE or the Sponsor to be deemed an affiliate of the company, the securities of such company held by BXPE could become restricted securities, which are not freely tradable.

While the challenges to liens and debt described above normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other state or federal proceedings. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that BXPE will be able successfully to defend against them. To the extent that BXPE assumes an active role in any legal proceeding involving the debtor, BXPE could be prevented from disposing of securities issued by the debtor due to BXPE’s possession of material, non-public
information concerning the debtor.
Certain European jurisdictions could follow common law principles analogous to those practiced in the United States under the so-called
“equitable subordination” doctrine whereby lenders can become subject to claims from creditors of an obligor that debt obligations of such obligor which are held by such lender should be equitably subordinated. See also “—Equitable Subordination” herein. Certain European jurisdictions could present different issues. In the UK, a lender could be exposed to liability as a “shadow director” of a borrower if the lender exercises a sufficient level of control over a borrower such that the directors of the borrower are accustomed to act in accordance with the lender’s directions or instructions. If a lender is found to be a shadow director of a borrower, among other things the lender can (where the borrower has gone into insolvent liquidation and the lender did not take every step to minimize loss to the borrower’s creditors once the lender concluded or should have concluded that there was no reasonable prospect of avoiding insolvent liquidation) be ordered by the court to make a contribution to the company’s assets.
From time to time, BXPE can invest in or extend loans to companies that have filed for protection under applicable insolvency laws. These debtor-in-possession
or “DIP” loans are most often revolving working-capital or term loan facilities put into place at the outset of insolvency proceedings to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. The laws of a particular jurisdiction will determine the extent to which such loans rank as senior in the debtor’s capital structure and accordingly the level of risk associates with loans. Furthermore, it is possible that the debtor’s reorganization efforts can fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan. The seniority of such loans in the debtor’s capital structure could be unrecognized in some or all jurisdictions.
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
In the event of the insolvency of an obligor in respect of an Investment, BXPE’s recovery of amounts outstanding in insolvency proceedings could be impacted by the insolvency regimes in force in the jurisdiction of incorporation of such obligor or in the jurisdiction in which such obligor mainly conducts its business (if different from the jurisdiction of incorporation), and/or in the jurisdiction in which the assets of such obligor are located. Such insolvency regimes impose rules for the protection of creditors and could adversely affect BXPE’s ability to recover such amounts as are outstanding from the insolvent obligor under the Investment, which could have a material adverse effect on the performance of BXPE, and, by extension, BXPE’s business, financial condition, results of operations and the value of the Units. Similarly, the ability of obligors to recover amounts owed to them from insolvent companies could be adversely impacted by any such insolvency regimes applicable to those insolvent companies, which in turn could adversely affect the abilities of those obligors to make payments to BXPE due under the investment on a full or timely basis. In addition, insolvent companies located in certain jurisdictions could be involved in restructurings, insolvency proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the laws and the rights of creditors afforded in European or U.S. jurisdictions. To the extent such laws and regulations do not provide BXPE with equivalent rights and privileges necessary to promote and protect its interest in any such proceeding, BXPE’s Investments in any such insolvent companies could be adversely affected. For example, insolvency law and process in such other jurisdiction could differ substantially from that in the large European markets or in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although insolvency laws have been enacted, the process for reorganization remains highly uncertain.
Equitable Subordination
.
Certain jurisdictions have legal principles that in some cases form the basis for so-called
“lender liability” claims, if a lender (a) intentionally takes an action that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “equitable subordination”). BXPE does not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine; however, because of the nature of the debt obligations relating to certain types of debt investments BXPE can make, BXPE could be subject to claims from creditors of an obligor asserting that debt obligations of such obligor which are held by BXPE should be equitably subordinated.
Senior and Secured Debt
.
BXPE’s Investments can include and/or includes first lien senior secured debt, and could also include selected second lien senior secured debt, which involves a higher degree of risk of a loss of capital. The factors affecting an issuer’s first and second lien leveraged loans, and its overall capital structure, are complex. Some first lien loans do not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans could permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). The imposition of prior liens on BXPE’s collateral would adversely affect the priority of the liens and claims held by BXPE and could adversely affect BXPE’s recovery on its leveraged loans. Any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral could allow BXPE to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to BXPE with respect to its Investment.
Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing the facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, BXPE could be unable to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to BXPE.

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
BXPE’s Investments could be subject to early redemption features, refinancing options, pre-payment
options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by BXPE earlier than expected. As a consequence, BXPE’s ability to achieve its investment objective could be affected.
Subordinated Debt
.
BXPE can from time to time invest in debt instruments (including commercial, mortgage-backed securities (“CMBS”) that are subordinated or otherwise junior in an issuer’s capital structure). Investments in subordinate debt securities can be unsecured and subordinated to substantial amounts of senior indebtedness, all or a significant portion of which can be secured and/or subject BXPE to a “first loss” subordinate holder position relative to other lenders. The ability of BXPE to influence a company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordinated intercreditor agreements, senior creditors will typically be able to block the acceleration of the mezzanine debt or other exercises by BXPE of its rights as a creditor. Accordingly, BXPE could be unable to take the steps necessary to protect its Investments in a timely manner or at all. Further, the ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which BXPE invests, it will not be able to recover all of its Investment in the securities purchased. Investments in subordinate securities have a higher risk of loss and credit default than investments in more senior securities and subordinated tranches absorb losses from default before other more senior tranches are put at risk. Mezzanine debt securities (as well as other more senior securities) are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. The securities BXPE invests in could be subject to early redemption features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by BXPE earlier than expected, resulting in a lower return to BXPE than projected. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities may become worthless.
CMBS
. BXPE can from time to time invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity and are usually non-recourse
against the commercial borrower. Investments in CMBS are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and commercial real estate markets. The investment characteristics of CMBS differ from traditional debt securities in a number of respects and are similar to the characteristics of structured credit products in which investors participate through a structured vehicle or other similar conduit arrangement (e.g., CLO (as defined below)).
CLOs
. BXPE invests and/or can invest (including in “equity” or residual tranches) in collateralized loan obligations (“CLO”) products and other securitizations (including CLO products formed or managed by Other Blackstone Accounts), which are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the

Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets can include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation tranches, trust preferred securities, insurance surplus notes, asset-backed securities, mortgages, real estate investment trusts, high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Securitization Assets are typically actively managed by an investment manager, and as a result the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on the CLO equity securities will depend in part upon the ability of each investment manager to actively manage the related portfolio of Securitization Assets.
Undervalued Investments
. BXPE’s investment strategy with respect to certain types of Investments is based, in part, upon the premise that certain Investments (either held directly or through a CLO) that are otherwise performing could from time to time be available for purchase by BXPE at “undervalued” prices. Purchasing interests at what can appear to be “undervalued” or “discounted” levels is no guarantee that these Investments will generate attractive risk-adjusted returns to BXPE or will not be subject to further reductions in value. No assurance can be given that investments can be acquired at favorable prices or that the market for such interests will continue to improve, since this depends, in part, upon events and factors outside the control of the Sponsor.
Certain Risks Related to Investments in Other Sectors and/or Industries
Investments in Regulated Industries
. BXPE makes and/or intends to make Investments in Portfolio Entities operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries can include energy, healthcare, financial services (including banking and mortgage origination and servicing), insurance, gaming, transportation (e.g., aviation) and also businesses that serve primarily customers that are governmental entities, including in the defense industry (for example, contracting directly with one or more government and/or government-reliant service providers). Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to Investments in other companies generally. Changes in applicable laws, rules, policies or regulations, or in the interpretations of these laws, rules, policies and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements in the case of banks or similarly regulated entities. If a Portfolio Entity or one of its service providers fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. This risk is heightened in circumstances where functions have been outsourced to such service providers and the Sponsor has reduced control over the outsource functions. A Portfolio Entity also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company or its service providers. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments can be influenced by political considerations and could make decisions that adversely affect a Portfolio Entity’s business. Additionally, problems in regulated industries could bring scrutiny and attention to BXPE, which could adversely affect BXPE’s ability to implement its investment objectives. See also “—Permits, Approvals and Licenses” herein.
Unionization
. Certain Portfolio Entities and/or their service providers could have a unionized work force or employees who are covered by a collective bargaining agreement, which could subject any such Portfolio Entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a Portfolio Entity’s operations and profitability could suffer if it or its service providers experience labor relations problems. Upon the expiration of any of such Portfolio Entity’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such Portfolio Entity’s facilities could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems could bring scrutiny and attention to BXPE itself, which could adversely affect BXPE’s ability to implement its investment objectives.

Insurance Investments.
Due to regulatory capital changes and heightened shareholder scrutiny, insurers are under pressure to re-focus
on core markets and dispose of peripheral or
non-core
businesses; this global industry paradigm shift also suppresses strategic competition for transactions. It can be expected that BXPE will collaborate with Blackstone Credit & Insurance, (as further described in “—Transactions with Clients of Blackstone Credit & Insurance”). Any related Portfolio Entities can invest in BXPE or Other Blackstone Accounts (or can hire an affiliate of Blackstone as an investment manager), and any related fees received by Blackstone will not be required to be shared with BXPE and will not result in any offset to the Fund Fees payable by BXPE (and indirectly by the unitholders). For the avoidance of doubt, such Portfolio Entities can include newly-formed special purpose vehicles, including insurance side car structures organized specifically for BXPE in connection with a proposed investment and such entities could be wholly owned or controlled by Blackstone or Other Blackstone Accounts. The Sponsor will also be subject to potential conflicts of interest in establishing such vehicles, including where an affiliate receives fees or other compensation for managing such vehicles, and where such vehicles are expected to invest in Other Blackstone Accounts. See also “—Investments Managed by Blackstone-Affiliated Asset Managers” herein.
Moreover, the allocation of investment opportunities to any related Portfolio Entities, permanent capital vehicles, accounts or other entities of Other Blackstone Accounts (including the Blackstone Credit & Insurance funds) or other Blackstone affiliates could result in BXPE not participating (and/or not participating to the same extent) in certain Investment opportunities in which BXPE would have otherwise participated. Various factors, including distressed financial conditions or the general effects of economic downturns could increase the risk that policyholders or intermediaries, such as insurance brokers, will not pay any or all of the full amount owed to the applicable Portfolio Entity, despite an obligation to do so. If non-payment
becomes widespread, it could have a material adverse impact on such Portfolio Entity and BXPE. An applicable Portfolio Entity’s performance would be dependent on proper underwriting, which is inherently difficult to forecast and manage. Such Portfolio Entity could be unable to enter into reinsurance contracts, on the one hand, and investments, on the other hand, that are appropriate for each other. If such Portfolio Entity’s expectations with respect to its underwriting or investments are incorrect, or if it is unable to adjust its exposure to the risks associated with either, the Portfolio Entity could be forced to attempt to liquidate some of its investments at a significant loss, or to forego certain investments or certain opportunities to effect changes to its overall strategy in its underwriting operations that it otherwise could have been able to pursue. See also “—Investments Managed by Blackstone-Affiliated Asset Managers” herein.
Investments in the Life Sciences Industry
. Although structured investments in late clinical stage life sciences products and opportunistic life sciences investments offer the opportunity for significant gains, such investments also involve a high degree of risk that can result in substantial losses (including the loss of an investor’s entire investment). For example, investing in early-stage life sciences companies involves substantial risks, including, but not limited to, the following: limited or no operating histories and limited experience instituting compliance policies; rapidly changing technologies and the obsolescence of products; change in government laws and policies, or government interpretations of laws; governmental investigations; potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories; extensive and evolving government regulation; disappointing results from preclinical testing; difficulty or delays in enrolling clinical trial subjects or in conducting clinical trials generally; indications of safety concerns; insufficient or disappointing clinical trial data to support the safety or efficacy of the product candidate; difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction; inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner (and meeting appropriate quality standards); substantial commercial risk; and the fact that, even after regulatory approval has been obtained in a particular market, the product and its manufacturer are subject to ongoing regulatory oversight, and any discovery of previously unknown problems with the product or the manufacturer could result in restrictions, manufacturing delays, or recalls. Many of these companies will operate at a loss, or with substantial variations in operating results from period to period. In addition, many of the companies with which BXPE transacts for these investments will need substantial additional capital to support additional research and development activities and could face intense competition in the life sciences industry from biopharmaceutical companies with greater financial resources, more extensive research and development capabilities and a larger number of qualified managerial and technical personnel. In addition, Investments that focus on advancing a single asset through one or more clinical trials or regulatory approvals is somewhat binary in nature. Though the Sponsor seeks to mitigate such binary risk, if such Investment is not able to achieve relevant success milestones in a timely fashion or at all, the Investment could experience significant adverse effects, which in turn, could adversely affect the performance of BXPE.
Life sciences product sales could also be lower than expected due to pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, the impact of the
COVID-19
global pandemic or other factors and development-stage product candidates could fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals or declining sales. As a result, payments of royalties could be reduced or cease. In addition, these payments could be delayed, causing BXPE’s near-term financial performance to be weaker than expected.
Investments in MedTech.
BXPE may invest in companies focused on the development of life sciences products out of medical device, diagnostic and life sciences tools (collectively, “MedTech”). MedTech companies face significant competition from a wide range of companies in the markets in which their products are sold. Potential competitors include large companies with multiple product lines and non-traditional
entrants such as technology companies, some of which could have greater financial and marketing resources than the MedTech companies in which BXPE invests in the U.S. or other markets, as well as smaller, more specialized companies.
In addition, the MedTech industry is subject to rapid technological change and frequent introduction of new products. The development of new or improved products, processes or technologies by other companies that provide better features, pricing, clinical outcomes or economic value could make the MedTech-focused companies with which BXPE invests less competitive. There can be no assurance that any MedTech-focused Portfolio Entity’s products will be commercially successful, and it is possible that its business will be adversely affected from time to time as a result of products developed by its competitors.
Investments in the Sports, Media and Entertainment Sectors.
BXPE’s investment strategy includes the ability to make investments in sports leagues, sports teams and sports industry related companies, as well as media and entertainment companies. The sports, media and entertainment sectors are highly competitive, and these competitive pressures can adversely affect the financial performance of the Portfolio Entities in which BXPE invests.
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
in the event of a public health emergency, pandemic, collective bargaining dispute that leads to a strike, or any other situation that could adversely impact the ability of a team to play, and/or for the whole sport to play, whether for one or more games, or a season or more, such a situation could adversely impact any companies that are in any way dependent on the sports sector to generate revenue, potentially materially so. This includes not only sports teams themselves, but companies that sell sports equipment or memorabilia, provide tickets to sporting events, own or run the stadiums that host sporting events, broadcast sports and more. Even if a sport can be played, revenue could be lost if the ability to have live spectators is significantly impacted (including where the number of live spectators is permitted but limited), as had been the case with many sports as a result of
COVID-19
related health risks. Portfolio Entities in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, office and residential, and in certain geographies could be particularly negatively impacted, as was the case during the
COVID-19
pandemic. See also “—Epidemics / Pandemics,” “—Public Health Emergencies” and “—Force Majeure Risk” herein. Furthermore, the employees and staff of sports, media and entertainment businesses are exposed to health and safety risks that could result in death, permanent disability or other serious injury that may disrupt the operations of the Portfolio Entities, lead to economic loss (including loss that is greater than the value of the Portfolio Entity and which could be borne in whole or in part by BXPE pursuant to any applicable indemnification arrangements), litigation or penalties for regulatory or contractual non-compliance,
and could also adversely impact the reputation of the Portfolio Entities, BXPE and its unitholders. Moreover, any loss from such events could be unrecoverable under relevant insurance policies.
These sectors are also generally subject to a high degree of regulation, whether pursuant to law and governmental regulation and/or by non-governmental
governing bodies. Any such laws and regulations (as well as other applicable regulations) could impact BXPE’s ability to make an acquisition or, to the extent applicable, dispose of an Investment, as well as increase costs associated with making, holding or disposing of such Investment.
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
In addition to such legal and governmental regulation, sports leagues and teams are often subject to the authority of certain governing bodies with respect to all or virtually all aspects of their operations. Such governing bodies could place safety and other sporting concerns over a particular team’s commercial interests. As a result, such governing bodies could take actions with respect to safety, competition and sporting standards and regulations which conflict with a team’s interests as a commercial rights holder, including by establishing regulations without the support of the applicable sports teams. Such governing bodies will have certain rights and limitations and the exercise or purported exercise of such governing bodies’ rights thereunder could conflict with such team’s interests. Any actions taken by such governing bodies which conflict with such team’s interests could adversely impact such team’s operations and revenue, and in turn could materially adversely impact BXPE.
In addition, sports leagues and other governing bodies frequently impose restrictions, approval rights or limitations on the ownership interests of their teams and related entities, including restrictions on the ability of team owners, controlling investors or their affiliates to invest in, hold interests in, or maintain commercial relationships with businesses operating in certain industries or sectors. These restricted sectors may include, among others, gaming, sports betting, gambling, fantasy sports, data analytics, media, technology, talent/management agency or other industries that a league or governing body determines to present regulatory, reputational, competitive, integrity or conflict-of-interest
concerns. Such restrictions may apply not only to direct ownership interests in restricted businesses, but also to indirect investments, minority interests, passive holdings, co-investments,
joint ventures, lending relationships, sponsorships, commercial partnerships or other economic arrangements, and may extend to investments held by affiliated funds, parallel vehicles, co-investment
vehicles, Portfolio Entities or other accounts managed by the Sponsor or its affiliates. Compliance with these restrictions may require BXPE or a Portfolio Entity to forgo, limit, restructure, delay, condition, divest or obtain approvals in connection with Investments that would otherwise be consistent with BXPE’s investment strategy.

As a result, Investments in sports leagues, teams or sports-related Portfolio Entities could have the effect of constraining BXPE’s ability to pursue investment opportunities in other sectors, including sectors that may be attractive or strategically important to BXPE. Such constraints could reduce investment flexibility, limit diversification, adversely affect returns, or create conflicts between BXPE’s interests and the interests of other Blackstone-managed funds or accounts that are not subject to similar restrictions. In certain circumstances, BXPE may be required to structure investments in a manner that is less favorable, incur additional costs to comply with league or governing body requirements, or accept reduced governance or economic rights in order to remain in compliance with such restrictions. Moreover, these restrictions and approval requirements may change over time, may be applied inconsistently, and may be subject to discretionary interpretation or enforcement by leagues or governing bodies. The Sponsor may have limited ability to influence the development, modification, or interpretation of such rules, and there can be no assurance that future restrictions will not further limit BXPE’s investment activities or adversely affect the value of its existing Investments.
Digital Infrastructure Investments
. BXPE has invested and expects to continue to make Investments in the digital infrastructure sector or in other businesses that are dependent on the demand for mobile and internet infrastructure, including data centers, macro cell towers, fiber networks and small cell networks. Investment opportunities in the digital infrastructure sector are driven largely by consumer demand, technological advances, and improvements in data collection and storage. Changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture, and design of wireless or cloud networks), data transmission and/or consumer demand, as well as changes in the prevailing global economy, could adversely affect BXPE’s ability to identify and consummate attractive investments in the digital infrastructure sector. The digital infrastructure sector is increasingly subject to regulatory oversight and scrutiny (including the potential need for government issued licenses, permits or otherwise) which can be expected to influence BXPE’s investment opportunities.
In addition, a substantial portion of the revenues of digital infrastructure investments can be derived from a small number of customers, and the loss, consolidation or financial instability of any of those limited number of customers could materially decrease revenues or reduce demand for digital infrastructure assets. The Sponsor and the Portfolio Entities cannot guarantee that leases with major customers will not be terminated or that these customers will renew their leases with the digital infrastructure assets. To the extent a customer vacates a specialized space in a Portfolio Entity’s digital infrastructure asset, re-leasing
the vacated space could be more difficult than
re-leasing
a less specialized space. Furthermore, the Sponsor may rely on third parties to generate sales, leases and other contracts in respect of digital infrastructure assets and there can be no assurance that such third parties will be successful in such endeavor. Because digital infrastructure assets are expected to contain customer improvements installed at the customers’ expense, they may be better suited for a specific digital infrastructure user or technology industry customer and could require significant modification in order for the space to be re-leased
to another digital infrastructure user or technology industry customer. The customer improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. As a result, a Portfolio Entity could be required to invest significant amounts or offer significant discounts to customers in order to lease or re-lease
a digital infrastructure space.
It is possible that changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, may reduce demand for the physical data center space and infrastructure or render data center facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render the products and services of data center customers obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood of defaults under data center leases, which could have an adverse effect on BXPE’s return on its Investments. There can be no assurance that the costs of adapting to changes in industry practice or in technology will not have a material adverse effect on BXPE’s investments. The Sponsor and the Portfolio Entities may not be able to adapt to changing technologies and customer requirements, and BXPE’s digital infrastructure Investments may become obsolete, either of which would adversely affect BXPE’s financial and operating results.
Digital Infrastructure and Dependency on Third Parties
. While the Sponsor will monitor the performance of digital infrastructure assets in which BXPE invests, the Sponsor does not directly control the operations of each digital infrastructure asset. The management team for each digital infrastructure asset can be expected to be primarily responsible for the operations of the digital infrastructure asset on a day-to-day
basis. Although BXPE intends to invest in digital infrastructure assets with strong operating management, there can be no assurance that the existing management team, or any new one, will be able to operate a digital infrastructure asset.
Digital Infrastructure often depends on third parties to provide network connectivity to the digital infrastructure asset and any delays or disruptions in connectivity could materially adversely affect the operating results and cash flow of the related digital infrastructure Investment. Although lessees of digital infrastructure generally are responsible for providing their own network connectivity, a digital infrastructure asset could still depend upon the presence of telecommunications carriers’ fiber networks in order to attract and retain lessees. The availability of carrier capacity could directly affect a Portfolio Entity’s ability to achieve its projected results. Any carrier could elect not to offer its services to a Portfolio Entity, and any carrier that has decided to provide network connectivity to a Portfolio Entity may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers could be forced to downsize or terminate connectivity with digital infrastructure Portfolio Entities, which could have an adverse effect on the business of BXPE’s digital infrastructure Portfolio Entities and, in turn, operating results. In addition, digital infrastructure investments could require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to digital infrastructure investments is complex and involves factors outside of the Sponsor’s control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse network connectivity to BXPE’s digital infrastructure Investments does not occur, is materially delayed or is discontinued, or is subject to failure, the operating results and cash flow of the related Portfolio Entity could be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to BXPE’s digital infrastructure assets.
Digital Infrastructure - Power Shortages
. The ability to lease any available space at data centers could be constrained by the ability to obtain sufficient electrical power. Many digital infrastructure assets greatly rely on the steady supply of power at reasonable costs and could be harmed by prolonged power outages or shortages, increased cost of energy or general lack of availability of electrical resources. As customers of digital infrastructure increase their power footprint in data centers over time, the corresponding reduction in available power could limit the ability to increase occupancy rates or network density within data centers. Further, BXPE has acquired in the past and could further acquire land intended to be developed into data centers or other digital infrastructure assets, and the Portfolio Entity may not be able to obtain the necessary electrical power to do so, which will prevent it from fully developing the land and negatively impact the value of BXPE’s investment in the land.
Software-as-a-Service
(“SaaS”)
. BXPE may make investments in
software-as-a-service
(“SaaS”) providers or may be exposed, whether directly or indirectly through its Portfolio Entities, to SaaS products and the SaaS industry. SaaS providers rely heavily on third-party cloud infrastructure service providers, and any disruption or system failures of such third-party providers could significantly interrupt the business operations of SaaS providers. Third-party cloud infrastructure services providers and SaaS providers are vulnerable to damage or interruptions from factors beyond their control, including but not limited to computer viruses and other malicious code, denial-of-service
attacks, cyber and ransomware attacks, phishing attacks,
break-ins,
sabotage, vandalism, data leaks, power loss or other telecommunications failure, fire, flood, hurricane, tornado or other natural disasters, software or hardware errors, failures or crashes and other similar disruptive problems. It is possible that SaaS providers will occasionally suffer from loss of orders or transactions due to technical failures, system delays or other interruptions on the part of third-party cloud infrastructure providers. Any of the foregoing could result in interruptions, delays, loss of data, cessations to SaaS provider operations or in the provision of offerings through their platforms, and could adversely affect the business, financial condition, results of operations and prospects of SaaS providers. Furthermore, it is possible that, pursuant to agreements with third-party cloud infrastructure services providers, SaaS providers are required to meet certain minimum spending commitments, and to the extent such SaaS providers fall short of meeting such commitments, they could be required by the relevant third-party service provider to pay for the shortfall, which would cause the SaaS service providers to incur additional expenses.
In addition, the SaaS pricing model is evolving, and failure by SaaS providers to manage its evolution and demand could lead to lower than expected revenue and profit. The SaaS business model depends heavily on achieving economies of scale due to large initial upfront investments, and the associated revenue is recognized on a ratable basis. SaaS customers typically have no contractual obligation to renew their subscriptions after completion of their then-current subscription term. As such, SaaS providers, and the Sponsor when analyzing a potential investment opportunity into a SaaS provider, may be unable to predict future customer renewal rates accurately. Renewal rates may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction, potential inability to integrate with new or changing technologies, pricing, cyber security incidents, competing products, reductions in customer spending levels or general, industry-specific or local economic conditions. In addition, subscription based offerings may be invoiced over multiple reporting periods, which could subject SaaS providers to additional collection and credit risks, particularly if a customer does not plan to renew such subscriptions. If SaaS providers fail to achieve appropriate economies of scale or fail to accurately forecast subscriptions and/or renewal rates, business and operating results could be adversely affected and could vary materially from those anticipated by the Sponsor.
The success of the SaaS industry will depend in large part on the growth, if any, in the market for SaaS products. The use of SaaS solutions to manage and automate businesses is at an early stage and rapidly evolving. As such, it is difficult to predict its potential growth, if any, customer adoption and retention rates, customer demand, customer consolidation, or the future success of existing products. Any expansion in the SaaS market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS solutions. It is not certain whether the trend in adoption of SaaS solutions will continue in the future. Furthermore, to the extent SaaS providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole could be negatively affected.
Logistics Investments
. BXPE could pursue, investment opportunities in logistics assets (including storage and warehouse facilities and distribution centers), which subjects BXPE and its Portfolio Entities to particular economic and operating risks. Logistics assets (including storage and warehouse facilities and distribution centers) are subject to numerous risks, including risks relating to supply of and demand for such facilities in the local market, global trends in respect of supply and demand, the impact of economic conditions on the local market, on tenants (including such tenants’ products and inventories) and on tenants’ suppliers, customers and end-users,
tenant quality, diversification and the physical attributes of the property (e.g., age, condition, availability of electricity and/or refrigeration required to store certain products, among others). Logistics facilities are also particularly sensitive to consumer trends relating to online and delivery shopping habits. The impact of these risks on logistics-related facilities (e.g., those serving the
e-commerce
industry) is magnified by the fact that such facilities often require significantly more storage space than traditional brick-and-mortar
retail businesses. Logistics-focused properties may also require particular updates or infrastructural improvements that may involve greater expenditure than traditional commercial real estate properties (e.g., upgrades to electrical, gas and plumbing infrastructure, HVAC systems and security systems) and such infrastructural needs may vary depending on the particular tenant. In addition, depending on the particular tenant, such space may be more susceptible to particular hazards and accidents, including fires, leaks, contaminations, chemical spills, product loss or theft, automotive collisions and physical injury or death. The liability and cost arising out of the occurrence of any such event could be considerable and could be borne by BXPE or its Portfolio Entities. Any of the risks described herein could be exacerbated in the case where a tenant leases more than one property held as an Investment.
Investments in the Transportation Sector
. BXPE could invest in investment opportunities relating to the transportation sector, which may include investments relating to airports, toll roads, bridges and tunnels, port terminals, railroads, municipal transport, parking facilities and other public or private transportation-related investments. BXPE’s ability to make attractive transportation-related investments may be subject to a variety of considerations, including general supply / demand trends, overall economic development and growth in the jurisdictions in which BXPE may make investments, general market conditions, socioeconomic changes and changes relating to governmental spending, regulation and related policies. Any adverse or unexpected changes in such conditions, such as a prolonged economic downturn or increased regulatory scrutiny, could adversely affect BXPE’s ability to consummate attractive transportation-related investments and/or the performance of any Investments in the transportation sector.
Transportation and Shipping Investments
. BXPE could make investments in the transportation or shipping sectors, which may include investments in shipping assets, and other public or private transportation-related investments. BXPE’s ability to make attractive transportation-related investments may be subject to a variety of considerations, including general supply / demand trends, overall economic development and growth, general market conditions, socioeconomic changes, and changes relating to governmental spending and related policies. Any adverse or unexpected changes in such conditions could adversely affect BXPE’s ability to consummate attractive transportation-related investments and/or the performance of any Investments in the transportation sector.
Commodity Investments
. BXPE could invest in commodities or invest in Portfolio Entities whose operations are dependent on the price of commodities. In general, the price of commodities (such as oil, natural gas, coal, metals and others) has been, and is likely to continue to be, volatile and subject to wide fluctuations in response to many factors that are beyond the control of Blackstone, the Sponsor or BXPE, including: (a) relatively minor changes in the supply of and demand for such commodities; (b) market uncertainty and the condition of various economic measures (including interest rates, levels of economic activity, the price of securities and the participation by other investors in the financial markets); (c) political conditions in international commodity producing regions; (d) the extent of domestic production and importation in certain relevant markets; (e) the foreign supply; (f) the price of foreign imports; (g) the price and availability of alternative fuels; (h) the level of consumer demand; (i) the price of steel and the outlook for steel production; (j) weather conditions; (k) the competitive position of oil, gas or coal as a source of energy as compared with other energy sources; (l) the industry-wide refining or processing capacity for oil, gas or coal; (m) the effect of U.S. and
non-U.S.
federal, state and local regulation on the production, transportation and sale of commodities; (n) with respect to the price of oil, actions of the Organization of Petroleum Exporting Countries and other producers; (o) the expected consumption of coking coal in steel production; (p) the amount and character of excess electric generating capacity in a market area; (q) overall economic conditions; (r) terrorist acts; and (s) a variety of additional factors that are beyond the control of Blackstone, the Sponsor or BXPE.
Investments in the Technology Sector
. BXPE has invested and/or expects to invest in the technology sector. The technology sector is challenged by various factors, including rapidly changing market conditions and/or participants, short product cycles, new competing products, services and/or improvements in existing products, rapid obsolescence of products and government regulation. Its Portfolio Entities will compete in this volatile environment. There is no assurance that products or services sold by the Portfolio Entities will not be rendered obsolete or adversely affected by competing products and services or that the Portfolio Entities will not be adversely affected by other challenges. Moreover, competition can result in significant downward pressure on pricing. The Portfolio Entities can include internet companies that provide goods or services that compete either directly or indirectly (e.g. through the “sharing” economy) with existing non-internet
based providers which, in some cases, are subject to regulations that the internet companies are not. In some instances in the industry, laws or regulations have been adopted in jurisdictions where internet based companies operate that impose regulations on the companies that could pose material challenges to the company’s business model. In the event that the technology sector as a whole declines, the value of BXPE’s Investments will likely decrease.
Investments in the Financial Services Industry
. BXPE has invested and/or expects to invest in the financial services industry. Financial services institutions have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, interest rates, inflation, currency values, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties, and the level and volatility of trading markets. Such factors can impact customers and counterparties of financial services institutions and could impact the value of financial instruments held by financial services institutions. Fluctuations in interest rates, which affect the value of assets and the cost of funding liabilities, are not predictable or controllable, can vary from country to country and could impact economic activity in various regions.
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
Additionally, rapid, significant, and disruptive technological changes could impact the financial services industry, including, for example, developments in payment card tokenization, cryptocurrencies, mobile, social commerce (i.e.
,
e-commerce through social networks), authentication, virtual currencies (including distributed ledger and blockchain technologies), and near-field communication (NFC) and other proximity payment technology, such as contactless payments. As a result, it should be expected that new services and technologies will continue to emerge and evolve, and it is difficult to predict the effects of technological changes on a Portfolio Entity’s business.
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

Development, Legal and Regulatory Risk
. The success of some of BXPE’s Investments is dependent upon obtaining certain governmental approvals. For example, the outcome of the lengthy and complex process of developing new products in the life sciences industry, including the healthcare, pharmaceutical and biotechnology sectors, including obtaining governmental approval for new products from governmental agencies, is inherently uncertain and involves a high degree of risk and cost. The research, development, preclinical and clinical trials, manufacturing, labeling, and marketing related to a biotechnology or MedTech company’s products are subject to an extensive regulatory approval process by the Food and Drug Administration (the “FDA”) and other regulatory agencies in the U.S. and abroad. For example, the process from development to regulatory approval can take many years. Drug candidates can and do fail at any stage of the process, including as the result of unfavorable clinical trial results, including unfavorable new clinical data and additional analyses of existing clinical data. The risks connected to the regulatory approval process are heightened by the fact that procedures to approve life sciences products for commercialization vary among countries, and approval by one regulatory authority, such as the FDA, does not ensure approval by regulatory authorities in other countries.
There can be no assurance regarding the ability to meet anticipated clinical trial commencement and completion dates, regulatory submission and approval dates, or as to whether or when regulatory approval would be received, which will depend on the assessment by regulatory authorities of the benefit-risk profile suggested by the totality of the efficacy and safety information submitted. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of products. There can be no assurance regarding the ability to meet anticipated clinical trial commencement and completion dates, regulatory submission and approval dates, or as to whether or when regulatory approval would be received, which will depend on the assessment by regulatory authorities of the benefit risk profile suggested by the totality of the efficacy and safety information submitted. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of products. There is no assurance that any relevant Portfolio Entities will be able to address the comments in complete response letters received with respect to certain drug applications to the satisfaction of the FDA. In addition, there are risks associated with interim data, including the risk that final results of studies for which interim data have been provided and/or additional clinical trials can be different from (including less favorable than) the interim data results and would not support further clinical development of the applicable product candidate or indication. If an Investment is unable to obtain approvals or other milestones in a timely fashion, the Investment could experience significant adverse effects, which in turn, could adversely affect the performance of BXPE.
In some cases, products of healthcare companies, which can include Portfolio Entities of BXPE or the customers or counterparties of such companies, are approved by regulatory authorities on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. Regulatory authorities are placing greater focus on monitoring products originally approved on a conditional basis and on whether the sponsors of such products have met the conditions of the conditional approval. If any such Portfolio Entity or one of its significant customers or counterparties is unable to fulfill the conditions of its products’ conditional approval, it risks not receiving full approval for these products and could be required to change the products’ labeled indications or withdraw the products from the market, which could have an adverse effect on the value of the Portfolio Entity. Moreover, even after approval, products could still be the subject of regulatory action if new facts concerning their safety and efficacy come to light. Healthcare regulation is subject to change and can have a considerable impact on the marketing of products and services by companies in which BXPE can invest or the customers or counterparties of such companies. Such regulatory changes could affect the ability of a Portfolio Entity or one of its significant customers or counterparties to obtain or maintain approval of its products, even forcing such companies to withdraw their products from the market. In some cases, new regulations can substantially change the marketing conditions for certain healthcare products, such as pharmaceuticals. Accordingly, Investments made in reliance on an existing market structure could prove to be not cost effective or worthless, and existing market positions could be endangered.

In addition, in both U.S. and
non-U.S.
markets, sales of healthcare products and their success will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. This is particularly true in
non-U.S.
markets where regulatory approval could also include pricing approval by foreign governments. The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare affects the revenues and profitability of healthcare companies and products. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. In the U.S., some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under their Medicaid program. There have also been recent state legislative efforts that have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, the growth of large managed care organizations and prescription benefit managers, as well as the prevalence of generic substitution, has hindered price increases for prescription drugs. Continued intense public scrutiny of the price of drugs, together with government and payor dynamics, could limit the ability of producers and marketers to set or adjust the price of products based on their value. If reimbursement rates are reduced, or if healthcare providers anticipate reimbursement being reduced, providers could narrow the circumstances in which they prescribe or administer the products of a Portfolio Entity or its customers or counterparties, which could reduce the use or sales of such products and thereby have a material adverse effect on the value of an Investment. There can be no assurance that a Portfolio Entity’s proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable a company to maintain price levels sufficient to realize an appropriate return on its investment in product development, including for example, products with respect to which an Investment relies in whole or part on royalties based the sales of such product. Outside the U.S., numerous major markets, including the EU, Japan and China, have pervasive government involvement in funding healthcare, and, in that regard, fix the pricing and reimbursement of pharmaceutical products. Consequently, in those markets, the products generating royalties are subject to government decision-making and budgetary actions. These pricing pressures could have a material adverse effect on the attractiveness of future acquisitions of royalties.
Compliance Risk
. Many life sciences companies are also subject to rigorous regulation in their operations. Compliance with these regulations can be costly, and the life sciences companies and marketers of life sciences products are generally responsible for such ongoing compliance. Even when life sciences companies develop and institute comprehensive compliance programs, they are not able to guarantee that they, their employees, their consultants and their contractors will be in compliance with all potentially applicable regulations. Additionally, such life sciences companies have full control over the resources devoted to compliance and regulatory approvals. If a Portfolio Entity or one of its significant customers or counterparties does not devote adequate resources to ongoing regulatory approval, or if a marketer engages in illegal or otherwise unauthorized practices or fails to comply with applicable regulations, the company could be subject to monetary and administrative penalties, increased compliance costs or a curtailment of its authority to conduct business, any of which could cause the product to not generate sufficient sales, cause the product’s sales to be suspended, and consequently, could have a material adverse effect on the value of the Portfolio Entity.
Certain Healthcare Reform Measures
. On March 23, 2010, Congress enacted the Patient Protection and Affordable Care Act (the “ACA”) which imposes dramatic changes on the regulation of the healthcare and life sciences industries in the United States and the market impacts of many of its provisions remain uncertain. In addition, there are uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Implementation or any future replacement, modification or repeal, of the ACA has the potential to negatively impact the healthcare and life sciences industries generally and the Investments of BXPE, resulting in losses on BXPE’s Investments.

Venture Capital Investments
. Certain Third-Party Pooled Investment Vehicles in which BXPE holds an interest could make venture capital investments. Such investments involve a high degree of business and financial risk that can result in substantial losses. The most significant risks are the risks associated with investments in (a) companies in an early stage of development or with little or no operating history, (b) companies operating at a loss or with substantial fluctuations in operating results from period to period and (c) companies with the need for substantial additional capital to support or to achieve a competitive position.
Investments in Certain Other Sectors and/or Industries
. There could be other sector or industry-specific risks which can, but not necessarily, relate to other Investments. For example, an Investment could experience significant adverse effects, which in turn, could adversely affect the performance of BXPE, if: (a) it is dependent upon obtaining certain government approvals or third-party reimbursements (including from the government) but fails to receive them; (b) the Patient Protection and Affordable Care Act is replaced, modified or repealed; (c) a government intervenes in regards to healthcare pricing policies; (d) consumers spending materially decreases; (e) volatility in the aerospace industry continues; (f) a country in which an agriculture or timber-related Investment is made experiences adverse economic conditions; (g) it fails to obtain underwriting or reinsurance contracts, to the extent required; (h) there are unexpected market and/or economic changes in the transportation or shipping sector; (i) the prices of commodities continue to experience high levels of volatility; (j) it fails to effectively compete in the technology sector and/or the technology sector as a whole declines; or (k) the profitability of the financial services industry is adversely affected by increasing competition and/or financial innovations, operational risks (e.g., security breaches) or the worsening of general economic conditions, including by the monetary, fiscal or other policies of governments.
Risks Related to Outside Events
Environmental Matters
. Environmental laws, regulations and regulatory initiatives play a significant role in certain industries and can have a substantial impact on Investments in these industries. For example, global initiatives to minimize pollution or mitigate climate change have played a major role in the increase in demand for natural gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance and the direct and indirect impacts of increased environmental regulation have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental
organizations and special interest groups. BXPE can make investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental and health and safety laws, regulations and permits can be identified. Violations of such requirements could result in administrative, civil, and/or criminal enforcement proceedings, penalties and other liabilities including claims and litigation from third parties who can be affected, curtailment or shutdown of operations, revocation or non-renewal
of permits, loss of contracts, and reputational impacts. Standards are set by these laws and regulations regarding certain aspects of health and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws, regulations or permits could impose substantial additional costs on Investments or potential Investments. Compliance with such current or future environmental requirements does not ensure that the operations of BXPE’s Investments will not cause injury to the environment or to people under all circumstances or that BXPE’s Investments will not be required to incur additional unforeseen environmental expenditures. In particular, the oil and gas industry, sometimes causes environmental hazards, such as oil spills, natural gas leaks and ruptures, discharges of petroleum products and hazardous substances and historic disposal activities. Environmental hazards could expose BXPE’s Investments to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. Moreover, failure to comply with regulatory, legal or permit requirements could have a material adverse effect on a Portfolio Entity or project, and there can be no assurance that Portfolio Entities will at all times comply with all applicable environmental laws, regulations and permit requirements. Any non-compliance
with these laws, regulations and permits could subject BXPE and its Portfolio Entities to material administrative, civil or criminal penalties or other liabilities.
Furthermore, BXPE could be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in the United States, liability for environmental contamination can be without regard to fault or causation and in many situations can be joint and several, so that a liable party could be exposed to the entire liability involved; and such liability could arise not only from currently owned or operated properties but former properties of entities that are the subject of Investments, and other properties impacted by such contamination, exposing BXPE’s Investments to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. BXPE could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of an asset can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. Liability can be joint and several, which can result in a party being held liable without regard to whether the party knew of, or was responsible for, the contamination. The presence of environmental contamination on a property, whether known or latent, also could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that BXPE has an indemnity from a third party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity. Insurance for such matters could be unavailable, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds could prove to be inadequate to cover the losses involved.
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant Investment. In such cases, governmental authorities and others could seek to require BXPE to satisfy the claims from other assets and Investments and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination could adversely affect the owner’s ability to develop, use or sell the asset or to borrow funds using such asset as collateral and could result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they could incur in connection with the contamination. Under certain circumstances, environmental authorities and other parties could seek to impose personal liability on the limited partners of a partnership (such as the Fund or the Feeder) subject to environmental liability. However, a unitholder can reduce its risk of such personal liability by, for example, avoiding activities with respect to BXPE’s Investments that could allow it to be characterized as an operator of the contaminated property.
Climate Change Risk.
While the Sponsor sees economic opportunities in climate change and carbon reduction, global climate change is widely considered to be a significant threat to the global economy. BXPE’s Investments could face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Also, the performance of certain renewable energy assets, such as solar power generators, wind turbines, and hydropower assets, is dependent on weather conditions, which could shift as a result of global climate change. Climate change could cause more extreme weather conditions and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. The Sponsor cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or BXPE. Damage resulting from extreme weather could not be fully insured.

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
Many industries (e.g., manufacturing, electrical power generation, fuel production/distribution/storage, transportation and insurance) face various climate change risks, many of which could conceivably materially impact them. Such risks include (a) regulatory/litigation risk (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, the discontinuance of certain operations and related litigation); (b) market risk (e.g., declining market for products and services seen as GHG intensive); and (c) physical risk (e.g., risks to plants or property owned, operated or insured by a company posed by rising sea levels, increased frequency or severity of storms, drought, wildfires and other physical occurrences attributable to climate change). These risks could result in unanticipated delays or expenses, especially for electricity, and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have an adverse effect on BXPE.
Governmental Action Risk
. BXPE’s Investments could become subject to nationalization, condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of BXPE’s Investment and there can be no assurance that BXPE will have, or be able to effectively enforce, any rights to prevent such action. In addition, BXPE could be unable to anticipate and/or insure against any such losses of property and ultimately not receive adequate or timely compensation for the cost of its Investment and any improvements or other costs relating thereto.
Force Majeure Risk
. BXPE and its Portfolio Entities could be affected by force majeure events (i.e.
,
subject to applicable laws, events beyond the control of the party claiming that the event has occurred, including without limitation, acts of God, fires, floods, earthquakes, hurricanes, tornadoes, landslides, explosions, outbreaks of an infectious disease, pandemic or any other serious public health concerns, war, regional armed conflict, terrorism, nationalization of industry and labor strikes). For example, many countries in the Asia Pacific region, including China, Japan, Indonesia and Australia have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred in certain countries in the past and are currently occurring (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu, respiratory syncytial virus, or RSV,
COVID-19
and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which BXPE targets Investments, could have a material adverse effect on the economy in such country or globally and/or the business operations of Portfolio Entities in which BXPE invests. Force majeure events could adversely affect BXPE’s ability, or the ability of a Portfolio Entity or a counterparty to perform its obligations, including but not limited to the construction of its in-process
development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by BXPE or a Portfolio Entity. In addition, the cost to BXPE or its

Portfolio Entities of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy and international business activity generally, or in any of the countries in which BXPE can invest specifically, thereby affecting BXPE and the Sponsor. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more Investments or its assets, could result in a loss to BXPE, including if BXPE’s Investment is cancelled, unwound or acquired (which could be without what the Sponsor considers to be adequate compensation) if an Investment or Portfolio Entity is affected, and any compensation provided by the relevant government could be inadequate. Any of the foregoing could therefore adversely affect the performance of BXPE and its Investments. See also “—Natural Disasters,” “—Epidemics / Pandemics” and “—Public Health Emergencies” herein.
Insurance
Availability of Insurance Against Certain Catastrophic Losses
. With respect to Investments, the Sponsor could seek to require BXPE, the underlying Portfolio Entity and/or the project to obtain liability, fire, flood, extended coverage, rental loss, cyber sabotage and/or terrorism insurance with insured limits and policy specifications that the Sponsor, or, if applicable, Portfolio Entity management, believes are customary and reasonable. However, certain losses of a catastrophic nature, such as wars, natural disasters (including wildfires and hurricanes), terrorist attacks (including cyber sabotage) or other similar events, may be either uninsurable or insurable only at uneconomically high rates such that no insurance coverage exists or maintenance of such coverage would cause an adverse impact on the related Portfolio Entities. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism and/or cyber sabotage, in others the coverage against terrorist acts and cyber sabotage is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events, fires and earthquakes, and it is possible that other coverage areas, such as liabilities arising from legal, tax, regulatory considerations, could also face such pressure from insurers. As a result, not all Investments are expected to be insured against all risks. Furthermore, even when insurance is available and has been procured, formalities must be followed to obtain the benefit of the insurance in the case of a loss event, such as timely delivery of a notice of claim; a failure to follow these formalities could result in voidance of coverage. If a major loss for which insurance is unavailable occurs, BXPE could lose both invested capital in and anticipated profits from the affected Investments.
Capital Requirements and Distributions
“
Platform
”
Investments; Additional Capital Requirements
. Certain of BXPE’s Portfolio Entities, especially those in a development or “platform” phase, can be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. For example, some Portfolio Entities are expected to require several rounds of capital infusions and such additional financings can be invested based on valuations that differ materially. The amount of such additional financing needed will depend upon the maturity and objectives of the particular Portfolio Entity. Each such round of financing (whether from BXPE or other investors) is typically intended to provide a Portfolio Entity with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a Portfolio Entity could have to raise additional capital at a price unfavorable to the existing investors, including BXPE, or could suffer material adverse consequences if it fails to obtain the capital. Subsequent rounds of financing in “platform” Portfolio Entities to which BXPE provided initial financing could be provided in whole or in part by co-investors
and/or Other Blackstone Accounts that did not participate in previous rounds of financing rather than by BXPE to the extent Blackstone determines such allocation is appropriate, which would dilute BXPE’s ownership of such Portfolio Entity. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” and
“—Co-Investment
Opportunities” herein. In addition, BXPE can make additional debt and/or equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such Portfolio Entity in order to preserve BXPE’s proportionate ownership when a subsequent financing is planned, or to protect BXPE’s Investment when such Portfolio Entity’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond BXPE’s control or the control of any Portfolio Entity. There can be no assurance that BXPE or any Portfolio Entity will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source when needed. See also “—Investments alongside Blackstone Affiliates” herein.
Similarly, subject to the express limits (if any) in the BXPE U.S. Partnership Agreement, BXPE can from time to time invest in Portfolio Entities in which Other Blackstone Accounts and/or Blackstone have pre-existing
investments. For example, Blackstone, through Blackstone Innovations (“BXi”), frequently makes minority investments in early-stage companies, and BXPE may later also invest in one or more such companies. Given the potential benefits to BXi (including, for example, to achieve higher valuations on its investment, or proceeds from BXPE’s investment), the Sponsor may be incentivized to cause BXPE to invest in such companies, and there can be no assurance that the related conflicts of interests will be resolved in a manner favorable to BXPE. Except as expressly provided in the BXPE U.S. Partnership Agreement, consent of the BXPE U.S. Board is not required in connection with such Investments in which Blackstone or an Other Blackstone Account has a pre-existing
interest.
Adequacy of Reserves; Participation in
Follow-On
Investments
. As is customary in the industry, BXPE has established, and could in the future establish further, holdbacks or reserves, including for estimated accrued expenses, Management Fees, the Performance Participation Allocation, servicing fees, Administration Fees, pending or anticipated liabilities, Investments, claims and contingencies relating to BXPE. Estimating the appropriate amount of such reserves is difficult and inadequate or excessive reserves could impair the investment returns to unitholders. If BXPE’s reserves are inadequate and other cash is unavailable (including due to the ability to obtain other financing) or the Sponsor otherwise determines in its sole discretion not to allocate an investment opportunity in an existing investment to BXPE, BXPE could be unable to take advantage of attractive investment opportunities or protect its existing Investments. In these circumstances the Sponsor would be expected to allocate such opportunities to Other Blackstone Accounts, which, in the case of further investments in existing Portfolio Entities could result in BXPE being subject to dilution and may give rise to other significant risks and conflicts of interest. BXPE (and/or one or more Other Blackstone Accounts, including committed and other co-investment
funds) would not be expected to participate in a
follow-on
opportunity (and therefore BXPE’s interest would be subject to dilution or increase, as applicable) where such follow-on
opportunity does not comply with any investment or leverage limitations in the organizational documents (or the governing agreement of such Other Blackstone Account, including where one or more investors have consent rights over participating in follow-on
opportunities), even if the original investment did. BXPE could, to the contrary, be obligated to bear a larger share of any follow-on
opportunity, where
co-investment
vehicles (or Other Blackstone Accounts) ultimately do not participate in such follow-on
opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment
vehicles have insufficient capital available to invest
pro-rata
in such
follow-on
opportunity or if such vehicles have inadequate reserves and unpaid capital commitments or other cash is unavailable (as applicable), in each case, as determined in good faith by their respective general partners or investment managers). Additional investments in “platform” Portfolio Entities (or other Portfolio Entities) in which BXPE has made a prior Investment could be provided in whole or in part or in different proportions than the initial Investment to co-investors,
and/or Other Blackstone Accounts that did not participate or participate in the same proportion in previous rounds rather than to BXPE to the extent Blackstone determines such allocation is appropriate, which would dilute BXPE’s ownership of such Portfolio Entity. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” and
“Co-Investment
Opportunities” herein. For the avoidance of doubt, in the event that BXPE is allocated a larger or smaller share of a follow-on
opportunity than BXPE otherwise would have received as described above, the updated ownership percentages following the consummation of such follow-on
opportunity of BXPE and any applicable
co-investment
vehicles (or Other Blackstone Accounts) in such investment opportunity are expected to be based on valuations that differ from the fair market value of the investment at the time of such follow-on

opportunity or the fair market value of the investment as of the last available valuation (which, for the avoidance of doubt, may be as of the end of the immediately preceding fiscal quarter) rather than the original cost of the investment (for example, in situations where the fair market value is below cost). The Sponsor will be subject to potential conflicts of interest in determining such valuations, which are inherently subjective. See also “—Valuation Matters” herein. There can be no assurance that BXPE will not be adversely affected by such allocations or valuations. By contrast, if BXPE’s reserves are excessive, BXPE could be unable to fully deploy its available capital in Investments, resulting in lower returns to unitholders. See also “—Deployment of Capital” herein. Further, the allocation of investment opportunities among BXPE and Other Blackstone Accounts could depend, in part, on the respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any Other Blackstone Accounts that participated alongside BXPE in an Investment are inadequate and unpaid capital commitments or other cash is unavailable, such Other Blackstone Accounts could be unable to participate in follow-on
investments related thereto, and BXPE could participate to a greater extent than it would have otherwise. For example, certain committed and other co-investment
funds could be unable to participate in
follow-on
investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion.
In addition, Other Blackstone Accounts are expected to invest in Portfolio Entities in which BXPE invests, and vice versa. Such investments give rise to conflicts of interest, particularly when subsequent investments are made in different proportions than the relevant Other Blackstone Accounts’ existing holdings, and could influence the Sponsor’s investment decisions, as different investment decisions could impact the different Other Blackstone Accounts unequally. The Other Blackstone Account could have influence on the Portfolio Entity through its ownership stake or the terms of its investments and influence the Portfolio Entity to make decisions that disadvantage BXPE for the benefit of the Other Blackstone Account. For example, such Other Blackstone Account could dilute BXPE’s interests in a Portfolio Entity, or vice versa, and the valuation at which the follow-on
investment is made could be adverse to the existing fund’s investment. The Sponsor is not obligated to allocate follow-on
investments in a particular Portfolio Entity to BXPE and could allocate such follow-on
investments to Other Blackstone Accounts, or vice versa, in which case similar conflicts of interest will arise. For instance, in light of the different economic terms between BXPE and Other Blackstone Accounts, as well as the investments of limited partners that are affiliates of Blackstone in Other Blackstone Accounts and/or BXPE, the Sponsor could be incentivized to allocate investment opportunities to BXPE and not to Other Blackstone Accounts (or vice versa) to maximize the amount it or its affiliates receive in management fees or carried interest (or similar incentive allocation or fee), or as a return on invested capital.
Deployment of Capital
. In light of the nature of BXPE’s continuous offering in relation to BXPE’s investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential Investment opportunities, if BXPE has difficulty identifying and purchasing suitable Investments on attractive terms, there could be a delay between the time it receives net proceeds from the sale of Units in this offering or any private offering and the time BXPE invests the net proceeds. BXPE holds cash or liquid Investments pending deployment into other Investments outside its core strategy, which cash holdings can at times be significant, particularly at times when BXPE is receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of unitholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee and Administration Fee.
In the event BXPE is unable to find suitable Investments, such cash or liquid Investments may be maintained for longer periods which would be dilutive to overall Investment returns. This could cause a substantial delay in the time it takes for unitholder investments in BXPE to realize its full potential return and could adversely affect BXPE’s ability to pay periodic distributions (if any) of cash flow from operations to unitholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Investments will generate significant interest, and unitholders should understand that such low interest payments on the temporarily invested cash could adversely affect overall returns. In the event BXPE fails to timely invest the net proceeds of sales of Units or does not deploy sufficient capital to meet its targeted leverage, BXPE’s results of operations and financial condition could be adversely affected.
BXPE could experience delays in investing its available capital, which could cause its performance to be worse than the performance of other investment vehicles with investment programs that are similar to BXPE’s investment objectives. The Sponsor could be unable to identify a sufficient number of potential Investments that meet BXPE’s investment objectives or which are on acceptable terms, which would reduce BXPE’s returns.
Conversely, BXPE can deploy a significant amount of or majority of its available capital over a short period of time, which would increase the likelihood that BXPE will be adversely impacted by market dislocations, economic shocks, recessions, depressions and other similar market downturns. See also “—Financial Market Fluctuations; Availability of Financing” herein. This, in turn, could leave an insufficient amount of remaining capital available to BXPE to seek to invest opportunistically during and after such downturn. In such circumstances, BXPE’s performance could be worse than the performance of other investment vehicles with investment programs that are similar to BXPE’s investment objectives that make their investments over a longer period of time and therefore are both less-heavily invested during such downturn, and more readily able to invest during and after such downturns.
Sourcing and Payment of Distributions
. BXPE does not intend to make distributions and has not established a minimum distribution payment level, and BXPE’s ability to make distributions (if any) to its unitholders could be adversely affected by a number of factors, including the risk factors described in this report. As of the date of this report, BXPE has a limited track record and may not generate sufficient income to make distributions to BXPE’s unitholders or otherwise make any distributions at all. BXPE’s General Partner will make determinations regarding distributions based upon, among other factors, BXPE’s financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair BXPE’s ability to make distributions to its unitholders are:

•	BXPE’s inability to invest the proceeds from sales of BXPE Units on a timely basis,

•	BXPE’s inability to realize attractive risk-adjusted returns on BXPE’s Investments,

•	high levels of expenses or reduced revenues that reduce BXPE’s cash flow or non-cash earnings, and

•	defaults in BXPE’s investment portfolio or decreases in the value of BXPE’s Investments.
As a result, BXPE could be unable to make distributions to its unitholders at any time in the future, and the level of any distributions BXPE does make to unitholders could remain the same or even be reduced over time, any of which could materially and adversely affect the value of a unitholder’s investment.
BXPE could generate insufficient cash flow from operations to fully fund distributions (if any) to unitholders, particularly during the early stages of BXPE’s operations. Therefore, BXPE can fund distributions (if any) to BXPE’s unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from BXPE Units). The extent to which BXPE pays distributions (if any) from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Manager elects to receive its Management Fee and/or Administration Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units, how quickly BXPE invests the proceeds from this and any future offering and the performance of BXPE’s Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of an offering will result in BXPE having less funds available to acquire Investments. As a result, the return a unitholder realizes on its investment could be reduced. Doing so could also negatively impact BXPE’s ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute a unitholder’s interest in BXPE on a percentage basis and could impact the value of its investment especially if BXPE sells these securities at prices less than the price such unitholder paid for its Units. BXPE can determine to fund distributions (if any) from a combination of some of these sources if BXPE’s Investments fail to perform, if expenses are greater than BXPE’s revenues or due to numerous other factors. BXPE has not established a limit on the amount of its distributions (if any) that may be paid from any of these sources.
To the extent BXPE borrows funds to pay distributions (if any), it would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for any distributions and the ultimate repayment of any liabilities incurred could adversely impact BXPE’s ability to pay distributions in future periods, decrease BXPE’s NAV, decrease the amount of cash BXPE has available for operations and new investments and adversely impact the value of a unitholder’s investment.
BXPE can also defer operating expenses or pay expenses (including the fees of the Investment Manager or distributions to the General Partner) with BXPE Units in order to preserve cash flow for the payment of distributions (if any). The ultimate repayment of these deferred expenses could adversely affect BXPE’s operations and reduce the future return on a unitholder’s investment. BXPE could redeem Units from the Investment Manager or the General Partner shortly after issuing such Units as compensation. The payment of expenses with BXPE Units will dilute a unitholder’s indirect ownership interest in BXPE’s portfolio of assets. There is no guarantee any of BXPE’s operating expenses will be deferred and the Investment Manager and General Partner are under no obligation to receive future fees or distributions in BXPE Units and can elect to receive such amounts in cash.
In-Kind
Remuneration to the Investment Manager and/or General Partner
. The Investment Manager or the General Partner can choose to receive BXPE Units in lieu of certain fees or distributions. Redemptions of BXPE Units (a) from the Investment Manager paid to the Investment Manager as Management Fee and/or Administration Fee and (b) from the General Partner distributed to the General Partner with respect to its Performance Participation Allocation are subject to the quarterly volume limitations of the Unit Redemption Plan.
Electronic Delivery of Certain Documents
. Pursuant to the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, as applicable, each unitholder consents to electronic delivery (including email or posting on BXPE’s intranet website or other internet service in accordance with the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, as applicable) of (a) any notices or communications required or contemplated to be delivered to the unitholder by the Sponsor, pursuant to applicable law or regulation (including, without limitation, the Exchange Act, the 1940 Act and the U.S. Gramm-Leach-Bliley Act of 1999, as amended), at the option of the person making such delivery and (b) any notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the unitholders under the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, as applicable, or under any other agreement that may be applicable to a unitholder’s investment in BXPE. There are certain risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the Sponsor cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that could be associated with the use of an internet based system.
Portfolio Entities
Litigation.
In connection with ordinary course investing activities, the Sponsor, BXPE, and/or BXPE’s Portfolio Entities, could become involved in litigation, including as a party or non-party
or in governmental and/or regulatory inquiries, investigations and/or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation or proceeding, once begun, would be resolved in favor of the Sponsor, and/or BXPE and/or such Portfolio Entity (as applicable). Any such litigation, investigation or proceeding could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take-

privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of researching and gathering information in respect of any discovery requests or potential litigation, defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by BXPE and would reduce BXPE’s net assets. In addition, from time to time past or current partners, members, employees and managers of the Sponsor could disagree with the Sponsor and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time-consuming for the Sponsor.
Risks Relating to Due Diligence of Investments
. Before making Investments, the Sponsor will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail, among other factors, evaluation of important and complex business, financial, tax, accounting, insurance-related, sustainability-related, technology and artificial intelligence-related, real property, regulatory and legal issues. When conducting due diligence and making an assessment regarding an Investment, the Sponsor will rely on the resources available to it, including information provided by the counterparty and, in some circumstances, third-party diligence investigations or the due diligence conducted by an Other Blackstone Account. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover all risks. Additionally, counterparties and third parties (including consultants, legal advisors, appraisers, accountants, investment banks and other third parties engaged by the Sponsor or a prospective Portfolio Entity) may utilize artificial intelligence tools and technologies in connection with generating information, analyses, projections, or reports provided to the Sponsor during the due diligence process. The use of artificial intelligence by such parties introduces unique risks, including the potential for artificial intelligence-generated outputs that contain inaccuracies, fabrications, or “hallucinations” (plausible-sounding but factually incorrect information), biased or discriminatory conclusions, or outputs derived from training data that may infringe third-party intellectual property rights or violate data privacy laws. The Sponsor may have limited visibility into whether, how, or to what extent artificial intelligence tools have been employed in generating materials provided during due diligence, and representations regarding the accuracy or completeness of artificial intelligence-generated information may be difficult to verify. Furthermore, prospective Portfolio Entities may themselves utilize artificial intelligence tools in their operations, and the risks associated with such use—including regulatory compliance risks, intellectual property infringement, cybersecurity vulnerabilities, and potential for biased outputs—may not be fully ascertainable during the due diligence process. See “—Artificial Intelligence Developments”, “—Dependency on Third Parties for Foundational Models”, and “—Demand for Generative Artificial Intelligence Products and Services” herein. As a result, due diligence investigations conducted with respect to any investment opportunity may not reveal or highlight all relevant facts necessary or helpful to make the investment decision. Moreover, such an investigation will not necessarily result in an Investment being successful. There can be no assurance that attempts to provide downside protection with respect to an Investment, including pursuant to risk management procedures described in this report, will achieve their desired effect and potential investors should regard an investment in BXPE as being speculative and having a high degree of risk. Conduct occurring at Portfolio Entities, even activities that occurred prior to BXPE’s investment therein, could have an adverse impact (financial or otherwise) on BXPE. There can be no assurance that the Sponsor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence investigation or during its efforts to monitor a Portfolio Entity on an ongoing basis or that any risk management procedures implemented by the Sponsor will be adequate. The Sponsor may also be unable to detect misuse of artificial intelligence tools by Portfolio Entity employees, including unauthorized disclosure of confidential information through artificial intelligence prompts or inputs, reliance on artificial intelligence-generated outputs that contain errors or infringing content, or other artificial intelligence-related misconduct that could expose a Portfolio Entity to legal, regulatory, or reputational harm. In the event of fraud by any Portfolio Entity or any of its affiliates, BXPE may suffer a partial or total loss of capital invested in that Portfolio Entity. An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Entity or the seller. Such inaccuracy or incompleteness may adversely affect the value of BXPE’s Investments in such Portfolio Entity. The Sponsor will rely upon the accuracy and completeness of representations made by Portfolio Entities and/or their former owners in the due diligence process to the extent reasonable when it makes its investments but cannot guarantee the accuracy or completeness of any such representation. BXPE may elect to obtain a representations and warranties insurance policy that may provide protection to BXPE in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that BXPE would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. Moreover, representations and warranties insurance policies may exclude or limit coverage for losses arising from or related to artificial intelligence, including artificial intelligence-generated content, artificial intelligence-related intellectual property infringement, or artificial intelligence-related regulatory violations. In addition, in a transaction where BXPE has obtained such a policy, recourse to the former owners of a Portfolio Entity may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for BXPE in such circumstance. Under certain circumstances, payments to BXPE may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
With respect to certain Investments, including minority or
non-controlling
investments, joint ventures, or
co-investments
alongside third-party investors, the Sponsor’s ability to conduct comprehensive due diligence may be limited by restrictions on information access imposed by the controlling party, other co-investors,
or the Portfolio Entity itself. Minority investors typically receive information rights that are more limited in scope than those available to controlling shareholders, and such rights may be restricted to periodic financial statements, board materials, and other summary information that does not provide full visibility into a Portfolio Entity’s operations, liabilities, or risks. The Sponsor may be unable to obtain access to detailed operational data, customer information, proprietary technology, trade secrets, or other competitively sensitive information that would be relevant to assessing investment risks. Information rights negotiated in connection with a minority investment may also be subject to confidentiality restrictions, privilege limitations, or carve-outs for competitively sensitive matters that further limit the Sponsor’s visibility. As a result, due diligence conducted in connection with minority investments may be based on incomplete information, and the Sponsor may be required to rely to a greater extent on representations made by the controlling party, management, or other co-investors,
which representations may prove to be inaccurate or incomplete. The Sponsor’s ability to monitor a minority investment on an ongoing basis may similarly be constrained by limited information rights, and material developments affecting the Portfolio Entity may not be disclosed to BXPE on a timely basis or at all.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties can be expected to be involved in the due diligence process and/or the ongoing operation of BXPE’s Portfolio Entities to varying degrees. For example, certain asset management, finance, administrative and other similar functions could be outsourced to a third-party service provider whose fees and expenses will be borne by the Portfolio Entities or BXPE and will not offset Fund Fees. Such involvement of third-party advisors or consultants would present a number of risks primarily relating to the Sponsor’s reduced control of the functions that are outsourced. Third-party service providers may also subcontract certain functions to artificial intelligence vendors or utilize third-party artificial intelligence tools without the Sponsor’s knowledge, creating additional layers of risk and reduced transparency. In addition, if the Sponsor is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. See also “—Portfolio Entity Relationships Generally” herein.
Misconduct by Sponsor Employees and Fund Service Providers
. Misconduct by employees of the Sponsor and/or service providers to BXPE and/or their respective affiliates could cause significant losses to BXPE. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public
information, which could result in litigation or serious financial harm, including limiting BXPE’s business prospects or future marketing activities, and non-compliance
with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to BXPE. The Sponsor has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Sponsor will be able to identify or prevent such misconduct.

Reliance on Portfolio Entity Management and Third Parties
. The
day-to-day
operations of each Portfolio Entity will be the responsibility of the Portfolio Entity’s management team. Although the Sponsor will be responsible for monitoring the performance of BXPE’s Investments and intends to acquire and invest in Portfolio Entities with strong management teams or build strong management teams at each of them, there can be no assurance that the management team of any Portfolio Entity will operate in accordance with the Sponsor’s expectations, and the Sponsor may have limited protections and governance rights in this regard if BXPE does not control such Portfolio Entity. Moreover, a Portfolio Entity can lose employees (including to the Sponsor and/or Blackstone), as notwithstanding general unemployment levels or developments within a particular industry, the market for high-performing executive talent is highly competitive. In connection with attracting and retaining strong management teams (including as a result of the foregoing), Portfolio Entities may enter into customized arrangements with one or more members of their management teams, including low-
or
zero-interest
loans, unconventional incentive compensation or compensation in-kind.
BXPE may, in appropriate circumstances, fund the capital necessary for such arrangements or separately enter into such arrangements directly with management team members. There can be no assurance that Portfolio Entities will be able to attract, develop, integrate and retain suitable management team members over the life of BXPE and, as a result, such Portfolio Entity and BXPE may be adversely affected thereby.
Furthermore, consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process and/or the ongoing operation of BXPE and its Portfolio Entities to varying degrees. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries, and other service providers) of BXPE or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in less favorable terms to BXPE than might be negotiated if those considerations were not taken into account. For example, certain asset management, finance, administrative and other similar functions, such as data entry relating to a Portfolio Entity, could be outsourced to a third party or affiliated service provider whose fees and expenses will be borne by such Portfolio Entity or BXPE and will not offset Fund Fees. Such involvement of third-party advisors or consultants would present a number of risks primarily relating to the Sponsor’s reduced control over the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected. See also “—Portfolio Entity Relationships Generally” herein.
Risks in Effecting Operating Improvements
. In some cases, the success of BXPE’s investment strategy will depend, in part, on the ability of BXPE and its affiliates to restructure and effect improvements in the operations of a Portfolio Entity. The activity of identifying and implementing restructuring programs and operating improvements at Portfolio Entities entails a high degree of uncertainty. For example, cooperation of employees, consultants and other stakeholders required to make improvements could be difficult to obtain, or those employees, consultants and stakeholders may not be effective at making change. Furthermore, technology that the Sponsor expects to aid improvements may not be as effective or easily implemented as anticipated. For these and other reasons, there can be no assurance that BXPE will be able to successfully identify and implement restructuring programs and improvements.
Outsourcing.
The Sponsor has and is expected to continue to outsource to third parties several of the services performed for BXPE and/or its Portfolio Entities, including services (such as administrative, legal, tax, accounting, investment diligence (including sourcing), modeling, sustainability services, ongoing monitoring and preparing internal templates, memos, and similar materials, or other related services in connection with the Sponsor’s analysis of investment opportunities, or other related services) that can be or historically have been performed in-house
by the Sponsor and its personnel. For example, third parties may assist the Sponsor in preparing internal templates, memos, and similar materials in connection with the Sponsor’s analysis of investment opportunities. The fees, costs and expenses of such third-party service providers will, when consistent with the BXPE U.S. Partnership Agreement, be borne by BXPE as Fund Expenses (as defined below), even if the Sponsor would have borne such amounts if such services had been performed in-house
(which, for the avoidance of doubt, would be in addition to any fees borne by BXPE as Fund Expenses for similar services performed by the Sponsor in-house
in lieu of or alongside (and/or to supplement or monitor) such third parties, subject to the terms of the BXPE U.S. Partnership Agreement). Outsourced services also include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that will, subject to the terms of the BXPE U.S. Partnership Agreement, also be provided by the Sponsor in-house
at BXPE’s expense (as further described in “— Fund Expenses” herein). From time to time, the Sponsor will provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and in such cases, to the extent the Sponsor’s services are reimbursable under the BXPE U.S. Partnership Agreement, the overall amount of fund expenses borne by BXPE (and indirectly by the unitholders) will be greater than would be the case if only the relevant Sponsor or such third party provided such services.
The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to BXPE, Other Blackstone Accounts and/or their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Blackstone) will spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related email addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by BXPE as Fund Expenses (with no reduction or offset to Management Fees) and retaining third parties will reduce the Sponsor’s internal overhead, compensation, benefits, and costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead, compensation, benefits and costs are chargeable to BXPE. In general, the involvement of third-party service providers would present a number of risks due to, among other factors, the Sponsor’s reduced control over the functions that are outsourced. In some cases, and subject to applicable law and contractual restrictions, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to BXPE, Other Blackstone Accounts and/or their Portfolio Entities to other third parties (including to their affiliates). Any such delegation could further reduce the Sponsor’s control over the outsourced functions, and the Sponsor would lack direct oversight over the party to whom the responsibilities are delegated.
A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to the Sponsor, BXPE, Other Blackstone Accounts and/or their Portfolio Entities, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the Sponsor, BXPE, Other Blackstone Accounts and/or their Portfolio Entities as compared to the service provider’s other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance the interests of BXPE, Other Blackstone Accounts and/or their Portfolio Entities and often have no fiduciary obligation to act in the best interest of the Sponsor, BXPE, Other Blackstone Accounts and/or their Portfolio Entities. The Sponsor has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.

There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegatees will not perform the outsourced function with the same degree of skill, competence and efficiency as the Sponsor would in the absence of an outsourcing arrangement). BXPE could suffer adverse consequences from actions, errors or failures to act by such third parties or their delegatees, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and the use of internal service providers will not occur uniformly for all Blackstone-managed vehicles and accounts and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs could be incurred by (or allocated to) BXPE through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain Other Blackstone Accounts for similar services.
The Sponsor can be expected to similarly determine, subject to applicable law, to outsource certain services to BXPE’s Portfolio Entities and/or Other Blackstone Accounts, to unitholders or limited partners of Other Blackstone Accounts and/or affiliates of Blackstone, or to any of their respective related parties. The risks and conflicts described above would similarly apply in such circumstances, and such circumstances would raise additional conflicts. See also “—Portfolio Entity Service Providers and Vendors” herein.
Expedited Transactions
. Investment analyses and decisions by the Sponsor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Sponsor at the time of making an investment decision may be limited, and the Sponsor may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the Sponsor can be expected to rely on independent consultants or attorneys in connection with their evaluation of proposed investments. There can be no assurance that these consultants or attorneys will accurately evaluate such investments. Therefore, no assurance can be given that the Sponsor will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and BXPE may make investments which it would not have made if more extensive due diligence had been undertaken.
Portfolio Entity Liabilities
. Liabilities of Portfolio Entities, including those related to activities that occurred prior to BXPE’s investment therein, could have an adverse impact on BXPE. For example, the European Commission held a fund liable as a result of a former portfolio entity that engaged in anticompetitive cartel activities on the basis that such fund had exercised decisive influence over the former portfolio entity. This precedent illustrates the risk that even if private equity funds are only involved in the high level strategy and commercial policy of their portfolio companies, it does not exclude them from potential liability in the context of certain courts and/or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. BXPE could, as a result, become liable for certain classes of claims against its Portfolio Entities. In addition, BXPE may enter into indemnification agreements or other obligations with Portfolio Entities or other parties and thereby be subject to underlying liabilities relating to such Portfolio Entities or other parties. Finally, it is possible that creditors of Portfolio Entities owned by Other Blackstone Accounts may seek to make certain claims (including, by way of example only, environmental, consumer protection and pension/labor law matters and liabilities) against BXPE due to its common control relationship with Other Blackstone Accounts. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a Portfolio Entity that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if a Portfolio Entity or the Portfolio Entity of an Other Blackstone Account is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including Portfolio Entities of BXPE.
Risks from Operations of Other Portfolio Entities
. BXPE and Other Blackstone Accounts have made and will continue to make, investments in Portfolio Entities that have operations and assets in many jurisdictions around the world. It is possible that the activities of one Portfolio Entity may have adverse consequences on one or more other Portfolio Entities (including BXPE’s Portfolio Entities), even in cases where the Portfolio Entities are held by Other Blackstone Accounts and have no other connection to each other. For example, a violation of a rule by a Portfolio Entity of an Other Blackstone Account could prevent BXPE or one of its Portfolio Entities from obtaining a permit or have other adverse consequences.

Charitable Contributions and Political Activities
. To the extent permitted by applicable law, the Sponsor may, from time to time, require, cause or invite BXPE and/or a Portfolio Entity to make contributions to charitable initiatives, certain communities and/or related organizations or other non-profit
organizations that the Sponsor believes could, directly or indirectly, enhance the value of BXPE’s Investments, assist in completing an acquisition of a Portfolio Entity or other transaction (whether or not documented at the time of such acquisition or transaction) or otherwise serve a business purpose for, or be beneficial to, BXPE or its Portfolio Entities. Such contributions could be designed to benefit employees of a Portfolio Entity, the community in which a Portfolio Entity operates or a charitable cause essential to, or consistent with, the business purpose of a Portfolio Entity. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Blackstone, Portfolio Entity management teams, advisors, service providers, vendors, joint venture partners, and/or other persons or organizations associated with Blackstone, BXPE, Other Blackstone Accounts or the Portfolio Entities. These relationships could influence the Sponsor’s decision whether to require, cause or invite BXPE or Portfolio Entities to make charitable contributions. Further, from time to time, such charitable contributions by BXPE or the Portfolio Entities could supplement or replace charitable contributions that Blackstone would have otherwise made. Also, in certain instances, the Sponsor may, from time to time, select a service provider or other counterparty to BXPE or its Investments based, in part, on the charitable initiatives of such person where the Sponsor believes such charitable initiatives could, directly or indirectly, enhance the value of BXPE’s Investments or otherwise be beneficial to the Portfolio Entities.
To the fullest extent permitted by applicable law, a Portfolio Entity and/or, less commonly, BXPE on behalf of a Portfolio Entity may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or
non-U.S.
jurisdictions with the intent of furthering its business interests or otherwise. Portfolio Entities are not considered affiliates of the Sponsor (and in some cases are not controlled by the Sponsor), and therefore such activities are not subject to relevant policies of the Sponsor and such activities may be undertaken by a Portfolio Entity without the knowledge or direction of the Sponsor. In other circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of certain Portfolio Entities. The interests advanced by a Portfolio Entity through such activities may, in certain circumstances, not align with or be adverse to the interests of other Portfolio Entities, BXPE, Other Blackstone Accounts or the unitholders. The costs of such activities may be allocated among those Portfolio Entities (and borne indirectly by BXPE). While the costs of such activities will typically be borne by the Portfolio Entity (and indirectly BXPE) undertaking such activities, such activities could also directly or indirectly benefit other Portfolio Entities, other investments, Other Blackstone Accounts and/or Blackstone (it being understood that to the extent the Sponsor determines that such activities are in BXPE’s best interests or the best interests of an Investment and/or Other Blackstone Account, then such vehicle, as applicable, is expected to bear its pro-rata
share of such costs as fund expenses). There can be no assurance that any such activities will be successful in advancing BXPE or any Portfolio Entities’ interests.
Any such charitable contributions or political contributions made by BXPE or the Portfolio Entities, if material, could affect BXPE’s performance in respect of the relevant Investment and will not offset Fund Fees payable by BXPE. There can be no assurance that any such activities will actually be beneficial to or enhance the value of BXPE or the Portfolio Entities, or that the Sponsor will be able to resolve any associated conflict of interest in favor of BXPE.

Leverage
Volatility of Credit Markets May Affect Ability to Finance and Consummate Investments
. The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financings
for the Investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, volatility of the global debt markets becomes extreme, interest rates rise, and investor demand for high-yield debt and senior bank debt declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance new Private Equity Investments and could lead to a deterioration of available terms, which is likely to affect BXPE both in purchasing as well as selling. BXPE’s ability to generate attractive investment returns for its unitholders will be adversely affected to the extent BXPE is unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the economy, which could restrict the ability of BXPE to sell or liquidate Investments at favorable times or for favorable prices or otherwise may have an adverse impact on the business and operations of BXPE.
Bridge Financings
. BXPE may lend to one or more of its assets or companies on an unsecured basis (which may initially be intended on a short-term basis but may become a long-term basis as more fully described below) or otherwise invest in a Portfolio Entity in anticipation of a future issuance of equity, long-term debt financing or other refinancing, syndication or liquidity event. It can be expected that BXPE will make loans to Portfolio Entities where such Portfolio Entity requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, BXPE expects, directly or indirectly, to make a short-term loan or otherwise invest on an interim basis in a Portfolio Entity. Once repaid (including through a refinancing), bridge financings generally will not be treated as having been invested by BXPE in the applicable Portfolio Entity. While any such short-term loan (or bridge financing) could be converted into a more permanent, long-term financing, it is entirely possible, for reasons not always in BXPE’s control, that the issuance of long-term financing or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans at the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position that BXPE has taken.
Credit Support, Indemnifications or Other Obligations
. BXPE may be required to make contingent funding commitments, indemnifications, guarantees or other obligations to its Portfolio Entities or other vehicles or entities in or alongside which BXPE invests or to other parties and to provide other credit support arrangements in connection therewith. Such credit support may take the form of a guarantee, a letter of credit, indemnification, obligation, an equity commitment or other forms of promise to provide funding. Such credit support may result in fees, expenses and interest costs to BXPE, which could adversely impact BXPE’s results.
Leverage
. BXPE has utilized and will continue to utilize significant leverage to finance its operations and the operations of its Portfolio Entities, to make Investments and for other purposes (including to make any distributions, fund redemptions, support margin loan liquidity, cover asset disposition expenses, enhance returns and provide financing for co-investors
(if applicable) prior to permanent financing being established). The use of leverage involves a high degree of financial risk and will increase BXPE’s exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Investments. Although borrowings by BXPE and its subsidiaries and Portfolio Entities have the potential to enhance overall returns, they will further diminish returns (or increase losses on capital) to the extent overall returns on Investments are less than BXPE’s cost of funds. This leverage could also subject BXPE’s Investments to restrictive financial and operating covenants, which have the potential to limit flexibility in responding to changing business and economic conditions. For example, leveraged entities may be subject to restrictions on making interest payments and other distributions. Leverage at a Portfolio Entity level may impair Portfolio Entities’ ability to finance their future operations and capital needs. Although the Sponsor will seek to use leverage in a manner that it believes is appropriate, the leveraged capital structure of such Investments will increase the exposure of the Portfolio Entities to adverse economic factors such as rising interest rates, downturns in the economy, or deteriorations in the condition of the Portfolio Entity or its industry. Moreover, any rise in interest rates may significantly increase a Portfolio Entity’s interest expense, causing losses and/or the inability to service its debt obligations. If a Portfolio Entity cannot generate adequate cash flow to meet debt obligations, BXPE may suffer a partial or total loss of capital invested in the Portfolio Entity. In addition, the amount of leverage used to finance an Investment may fluctuate over the life of such Investment.

The Sponsor also has obtained and intends to continue to obtain leverage at the level of BXPE. BXPE expects to continue to incur indebtedness, enter into guarantees or other credit support and indemnification arrangements, or incur any other obligations in connection with BXPE’s investment activities, for any proper purpose, including, without limitation, to enter into and fund Investments, cover Fund Expenses, Organizational and Offering Expenses, Management Fees, the Administration Fee and/or servicing fees, provide permanent financing or refinancing, provide cash collateral to secure outstanding letters of credit, support margin loan liquidity, cover asset disposition expenses, provide funds for distributions (if any) to unitholders, and to fund redemptions. The General Partner could be incentivized to borrow (whether from a net asset value credit facility (a “NAV Facility”) of BXPE or otherwise) for distributions as it will result in the General Partner receiving its Performance Participation Allocation earlier than it would otherwise. Such borrowings also increase BXPE’s leverage without any corresponding acquisition of assets. Borrowings and guarantees by BXPE may be deal-by-deal
or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment
or portfolio wide basis) with any vehicles participating in Blackstone’s side-by-side
co-investment
rights, Parallel Funds, supplemental capital vehicles (if applicable), co-investment
vehicles, certain third-party
co-investors,
Other Blackstone Accounts (including for the avoidance of doubt BXPE Lux), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror the obligations of BXPE (e.g., BXPE may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among BXPE and such other vehicles or funds pro-rata
(and therefore indirectly to the unitholders
pro-rata)
based on principal amount outstanding, but other fees and expenses, including upfront fees, unused fees and origination costs, could be allocated by a different methodology, including entirely to BXPE. Furthermore, in the case of indebtedness and other obligations on a joint and several or cross-collateralized basis, BXPE could receive capital distributions on a non-pro-rata
basis during the repayment of such indebtedness or could be required to contribute amounts in excess of its pro-rata
share of the indebtedness or obligation or its interest in the Investment, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro-rata
share of such indebtedness (including indebtedness relating to investments made by Other Blackstone Accounts in which BXPE does not participate). BXPE could lose its interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing
Investments of BXPE and of such other vehicles. BXPE may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with assets of BXPE that are in default. Obligations of BXPE due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against BXPE’s leverage limitations. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to BXPE and/or Other Blackstone Accounts that are subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities, and other considerations. BXPE may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with its assets that are in default. BXPE’s obligations due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against its leverage limitations. Although the Sponsor will seek to use leverage in a manner it believes to be appropriate, the use of leverage involves a high degree of financial risk.
BXPE, Blackstone, Other Blackstone Accounts and their Portfolio Entities can be expected to enter into contractual arrangements, including deferred purchase price payments, staged funding obligations, earn outs, milestone payments, equity commitment letters, letters of credit and other forms of credit support, and other contractual undertakings such as indemnification obligations, back-to-back
or other similar contribution or

reimbursement agreements that obligate BXPE to fund amounts to special purpose vehicles, portfolio companies or other parties. Such arrangements may subject BXPE to a risk of loss that is greater than the value of the portfolio company. Such arrangements will also not be subject to BXPE’s Leverage Limit under the BXPE U.S. Partnership Agreement even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address. From time to time, BXPE may enter into letters of credit in support of one or more of its Portfolio Entities. The treatment of a letter of credit under the BXPE U.S. Partnership Agreement will typically depend on the underlying purpose of such letter of credit and its characteristics. For example, a letter of credit may be entered into from time to time for the purpose of BXPE agreeing to fund additional equity financing or capital expenditures into a Portfolio Entity (regardless of who the beneficiary to such letter of credit may be) at a certain time or upon the occurrence of a certain event, and in such a case, such letter of credit may not be treated as a guarantee of loans for purposes of any limitations on guarantees contained in the BXPE U.S. Partnership Agreement.
Subject to the limitations set forth in the BXPE U.S. Partnership Agreement, the Sponsor maintains substantial flexibility in choosing when and how BXPE’s NAV Facilities or other credit facilities are used. The Sponsor has adopted a policy and may update or adopt from time to time policies or guidelines relating to the use of such credit facilities. Obligations under NAV Facilities, backleverage and other similar facilities secured or otherwise supported by the Investments in particular may remain outstanding for longer periods of time and may primarily be repaid with proceeds from one or more Investments (including proceeds from unrelated Investments). BXPE’s use of credit facilities will be used and managed in the manner described above independently from any Other Blackstone Account’s use of credit facilities (and the contractual restrictions applicable to such Other Blackstone Accounts and other credit facilities may be more or less favorable than those of BXPE), even when the same credit facility is being utilized and/or Investments are shared between BXPE and an Other Blackstone Account, which may result in different expenses related to borrowings and Investment internal rates of return (“IRRs”) reported by multiple Blackstone funds for the same Investment. Similarly, while the Sponsor expects to generally utilize credit facilities for BXPE and Other Blackstone Accounts in a consistent manner, the use of such credit facilities may differ based on available credit facility capacity and the contractual terms applicable to BXPE, Other Blackstone Accounts and such credit facilities, among other factors, may differ. In addition, as part of the policy, the Sponsor has adopted guidelines for the longer-term use (i.e.
,
greater than one year) of the credit facilities. Examples of when the longer-term fund-level financing will typically be used include, but are not limited to (a) for deals that have a longer lead time to generate cash flow or to acquire assets, (b) for deals that require capital to fund operations, including operating expenses prior to developing sufficient scale to self-fund or generate enterprise value and new initiatives or products, (c) for deals where cash is retained in the business to fund activity that results in incremental growth and/or returns for the Investment, (d) to fund in local currencies, including to provide natural hedging for
non-U.S.
dollar investments or to make margin payments as necessary under currency hedging arrangements, (e) under NAV Facilities and other similar facilities and (f) when the Sponsor otherwise determines that it is in BXPE’s best interests or otherwise appropriate under the circumstances. See also “—Credit Facilities” and “—Securitizations; NAV Facilities and Other Back Leverage; Holding Vehicles” herein.
By executing a subscription document with respect to BXPE, unitholders will be deemed to have acknowledged and consented to the Sponsor causing BXPE to enter into one or more credit facilities or other similar fund-level borrowing arrangements.
The aggregate amount of borrowings by BXPE are subject to certain limits (as more fully set forth in “—Item 1. Business – Leverage”). These limits do not include leverage on Investments (including Investments in or alongside Other Blackstone Accounts), even though leverage at such entities could increase the risk of loss on such Investments. The limits also do not apply to guarantees of indebtedness, even though BXPE may be obligated to fully fund such guarantees, “bad boy” guarantees or other related liabilities that are not indebtedness for borrowed money. There can be no assurance that the limits described above are appropriate in all circumstances and would not expose BXPE to financial risks. For example, any borrowing arrangements or credit facility obtained by any special purpose vehicle established by BXPE to hold multiple or all Investments (such as a lending facility collateralized or otherwise secured by BXPE’s holdings in multiple or all of its Investments) would not be subject to the limits on borrowing by BXPE in the BXPE U.S. Partnership Agreement, even though many of the risks (e.g., the negative performance of one investment could adversely affect the results of other investments) are the same as if BXPE were directly the borrower, although in such an asset-backed facility obtained by a special purpose vehicle, the lender would not be expected to have recourse to BXPE itself, which are prime considerations in establishing the borrowing limits at the BXPE’s level.
BXPE and Other Blackstone Accounts have differentiated permissions, objectives, costs and benefits with respect to leverage, including by virtue of where such funds may be in their respective investment horizons and their respective liquidity profiles, such that their use of leverage at the fund level and at the investment level can and likely will vary, including in relation to investments in which multiple such funds are invested. Accordingly, for purposes of investments intended to have been made at the same time and on the same terms, the Sponsor looks to the underlying instrument in which an investment is made (for example, the price thereof) as the most practicable manner in which to make such determination, and not any leverage that a particular fund may have applied with respect to such investment at any level. It is possible that BXPE or one or more Other Blackstone Accounts will seek to use leverage for an investment as to which BXPE or such Other Blackstone Accounts, as applicable, do not seek to do so (due to legal restrictions, differences in investment strategy or otherwise).
The Sponsor may organize portfolio vehicles or other subsidiary entities (“Bond Financing Entities”) for the purpose of providing BXPE with access to the unsecured bond market in Europe. If an investment held by any Bond Financing Entity organized in connection with a bond financing program for BXPE were to be unable to service or repay its pro-rata
share of such bond financing, BXPE could be required to fund the shortfall. In addition, such bond financing may be on a joint and several basis (which may be on an investment-by-investment
or portfolio wide basis) with
co-investment
vehicles or Other Blackstone Accounts, and, as such, there is a risk that BXPE could be required to contribute amounts in excess of its pro-rata
share of such financing, including additional capital (a) to make up for any shortfall if the co-investment
vehicles or Other Blackstone Accounts are unable to service or repay their pro-rata
share of such financing or (b) to reimburse such
co-investment
vehicles or Other Blackstone Accounts for proceeds that would have been distributed to such investors but instead are used to service or repay such Bond Financing Entity financing relating to investments in which such entities do not participate.
Tax-exempt
investors should note that the use of leverage by the Fund may create “unrelated business taxable income” (“UBTI”).
Line of Credit with Blackstone Affiliate
.
The Fund has entered into the A&R Line of Credit with Blackstone Holdings Finance Co. L.L.C. (“Finco”), an affiliate of Blackstone, pursuant to which the Fund may borrow up to $300.0 million at an interest rate equal to Secured Overnight Financing Rate plus 3.0%. The A&R Line of Credit expires on November 4, 2025, subject to one-year
extension options requiring Finco approval. There is no assurance that BXPE will be able to obtain leverage from a third-party lender. Because this line of credit is with an affiliate of Blackstone, Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.
Securitizations; NAV Facilities and Other Back Leverage; Holding Vehicles.
To finance investments or otherwise manage BXPE’s capital needs, BXPE has entered into and may in the future enter into, or cause certain of its investment or holding vehicles to enter into one or more NAV Facilities or securitize or otherwise restructure or repackage some or all of its Investments and/or other assets, in each case, on an individual, joint and several and/or cross-collateralized basis with other Investments and/or assets held by BXPE and/or Other Blackstone Accounts (including for the avoidance of doubt BXPE Lux), and the Sponsor may otherwise structure or package some or all Investments and/or assets held by Other Blackstone Accounts in holdings vehicles as described herein, unrelated to any financing arrangements, but which will nevertheless give rise to similar risks. See also “—Asset Pooling,” “—Credit Facilities” and “—Leverage” herein. This would typically involve BXPE creating one or more investment or holding vehicles, contributing assets to such vehicle or a related entity, and issuing debt or preferred equity interests in such entity or having such entity make borrowings or incur other indebtedness on a non-recourse
or limited-recourse basis to purchases or lenders, as the case may be, or engaging in such transactions with existing holding or other investment vehicles, and/or could involve BXPE or existing investment or holding vehicles incurring obligations on a joint and several and/or cross-collateralized basis. To the extent such arrangements are entered into by any such vehicle or entity (and not the Fund itself), such arrangements will not be subject to the limits on borrowing or other indebtedness (or any limits on issuing additional interests) by BXPE that are set forth in this report. In connection with the foregoing, distributions from one Investment may be used to pay interest and/or principal (or the equivalent amounts regarding preferred securities) or other obligations.
If BXPE were to utilize one or more of such investment vehicles for any such purpose, the unitholders would be exposed to risks associated with BXPE’s interest in such Investments and/or other assets. BXPE and/or the unitholders could also have an interest in certain Investments that is disproportionate to their exposure to leverage through cross-collateralization on other investments. For example, in the event that the value of such Investment were to meaningfully deteriorate, there could be a margin call on BXPE’s facility, in response to the decrease in the collateral value. A decline in the value of such Investment could also result in increased costs of borrowing for BXPE as a whole. Unitholders may also have an interest in certain Investments that is disproportionate to their exposure to leverage through cross-collateralization on other Investments. Similar circumstances could arise in a situation where BXPE and a co-invest
vehicle participate in borrowings that experience a margin call, and the co-invest
vehicle’s investors already have funded their full commitments to such vehicle and accordingly have the option (and not the obligation) to fund additional amounts or otherwise be diluted by BXPE and/or Other Blackstone Accounts. In addition, if BXPE is excused or excluded from or otherwise does not participate in an investment, through cross-collateralization, BXPE may nevertheless be indirectly exposed to risks associated with leverage on investments made by Other Blackstone Accounts in which BXPE is not invested and distributions from unrelated investments may be used to satisfy obligations with respect to such investment, in which case the unitholders may receive such proceeds later than they otherwise would have, in a reduced amount, or not at all. BXPE could also have an interest in certain Investments that is disproportionate to their exposure to leverage through joint and several liability and/or cross-collateralization on other Investments. Additionally, certain borrowings or other obligations may be incurred under such facilities the use of proceeds of which are disproportionately for the benefit of certain of the Other Blackstone Accounts and/or other persons party to such facility and not for BXPE’s benefit, with BXPE (or its applicable investment or holding vehicles) nonetheless jointly and severally liable or liable on a cross-collateralized basis for such obligations. In addition, BXPE would depend on distributions from an investment vehicle’s assets out of its earnings and cash flows to enable BXPE to make distributions to unitholders. The ability of such an investment vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict BXPE’s ability, as the holder of an investment vehicle’s common equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, an investment vehicle could take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there could be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an investment vehicle, or cash flow may be completely restricted for the life of the relevant investment vehicle. To the extent any such investment vehicle defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable investment vehicle(s) and/or otherwise exercise rights and remedies as a creditor against the assets of any such investment vehicle(s), which could result in a loss of all or a part of BXPE’s interest in any applicable investment and/or distributions therefrom.

BXPE expects that the terms of the financing that any investment vehicles enter into will generally provide that the principal amount of assets must exceed the principal balance or market value of the related debt/preferred equity by a certain amount, commonly referred to as “over-collateralization.” BXPE anticipates that the financing terms could provide that, if certain delinquencies and/or losses exceed specified levels, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Failure to obtain favorable terms with regard to over-collateralization could materially and adversely affect the liquidity of BXPE. If assets held by such investment vehicles fail to perform as anticipated, their over-collateralization or other credit enhancement expenses may increase, resulting in a reduction in income and cash flow to BXPE from these investment vehicles.
In addition, a decline in the quality of assets in an investment vehicle due to poor operating results of the relevant issuer, declines in the value of collateral (whether due to poor operating results or economic conditions), among other things, may force an investment vehicle to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to BXPE for distribution to the unitholders, or in certain cases a margin call or mandatory pre-payment
may be triggered by such perceived decrease in value which may require a large amount of funding on short notice.
The use of margin borrowings results in certain additional risks to BXPE. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by BXPE to the extent they are not recourse to BXPE for purposes of determining BXPE’s compliance with the limitations on borrowings set forth in the BXPE U.S. Partnership Agreement. For example, should the securities pledged to brokers to secure BXPE’s margin accounts decline in value, BXPE could be subject to a “margin call,” pursuant to which BXPE must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of BXPE’s assets, BXPE might not be able to liquidate assets quickly enough to satisfy its margin requirements or may be required to sell assets at such reduced values.
The equity interests that BXPE will hold in such an investment vehicle will not be secured by the assets of the investment vehicle, and BXPE will rank behind all known or unknown creditors and other stakeholders, whether secured or unsecured, of the investment vehicle. To the extent that any losses are incurred by the investment vehicle in respect of any collateral, such losses will be borne first by BXPE as owner of common equity interests.
Preferred Financing; Margin Loans
. In addition to secured financing arrangements, BXPE could employ preferred financing arrangements or margin loans with respect to some or all of BXPE’s Investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to BXPE. Subject to the BXPE U.S. Partnership Agreement, such arrangements could be employed to provide for additional capital for new or follow-on
investments by BXPE and will not be treated as borrowings incurred by BXPE for purposes of determining BXPE’s compliance with the limitations on borrowings set forth in the BXPE U.S. Partnership Agreement. These arrangements could result in BXPE receiving a lower overall return of distributions than BXPE would otherwise have received if, for example, an Investment is held for a long period of time, resulting in a compounding preferred return in favor of the third-party financing provider, or where the proceeds of the financing are reinvested in Investments that do not perform as well as the original Investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, BXPE will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Furthermore, to the extent a margin loan is entered into on behalf of both the Fund and a co-investment
vehicle on a cross-collateralized basis, in the event of a margin call, the Fund and such co-investment
vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because co-investment
vehicles frequently have limited or no remaining unused capital commitments, co-investors
may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors
decline to do so, BXPE is expected to be liable for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors
elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on
investments, and BXPE’s exposure to further decreases in value of the related investment may be higher as a result. Similar risks and potential adverse results will be present where BXPE co-invests
alongside Other Blackstone Accounts and the relevant Portfolio Entity requires additional capital, and such Other Blackstone Accounts have insufficient capital to participate in a follow-on
investment, or an option on whether to participate.

In general, the use of margin borrowings results in certain additional risks to BXPE. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by BXPE to the extent not recourse to BXPE for purposes of determining BXPE’s compliance with the limitations on leverage set forth in this report. Should the securities pledged to brokers to secure BXPE’s margin accounts decline in value, BXPE could be subject to a “margin call,” pursuant to which BXPE must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of BXPE’s assets, BXPE might not be able to liquidate assets quickly enough to satisfy its margin requirements.
BXPE may be subject to margin calls in connection with its derivative transactions that are subject to variation margin requirements. The dynamic nature of the margin models utilized by the clearinghouses and the fact that the margin models might be changed at any time could subject BXPE to an unexpected increase in collateral obligations to clearinghouses during a volatile market environment, which could have a detrimental effect on BXPE. Clearinghouses may also limit collateral that they will accept to cash, U.S. treasuries and, in some cases, other highly rated sovereign and private debt instruments, which in certain circumstances would require BXPE to borrow eligible securities from a dealer to meet margin calls and would raise BXPE’s costs of cleared trades.
Foreign Currency Exchange and Hedging
Foreign Currency and Exchange Rate Risks
. BXPE’s Portfolio Entities generally will utilize the currency of the jurisdiction where the Portfolio Entity has its principal place of business. Consequently, the return realized on any Investment by investors whose functional currency is not the currency of the jurisdiction in which such Investment is located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations in such jurisdiction, in addition to the performance of the Investment itself. Moreover, BXPE may incur costs when converting one currency into another. The value of an Investment may fall substantially as a result of fluctuations in the currency of the country in which the Investment is made as against the value of the U.S. dollar. The Sponsor may in certain circumstances (but is not obliged to) attempt to manage currency exposures using hedging techniques where available and appropriate. BXPE is therefore expected to incur costs related to currency hedging arrangements. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged.
Unitholders with a functional currency other than U.S. dollars are exposed to fluctuations in the U.S. dollar limited foreign exchange rate. Subscriptions to BXPE and distributions (if any) from BXPE will be denominated in U.S. dollars, and the unitholders will bear any transaction costs and related expenses associated with the conversion of U.S. dollars into their local currency once distributed by BXPE. Furthermore, there may be foreign exchange regulations applicable in certain jurisdictions.
In addition, Parallel Funds will issue classes of units in currencies other than the U.S. dollar. BXPE could attempt to reduce or minimize the effect of fluctuations in the exchange rate between the U.S. dollar and the currency of denomination of currency hedged classes of shares on the value of the currency hedged classes of units. Accordingly, while gains and losses on the hedging transactions undertaken in connection with, and the expenses of, the hedging program will be allocated to such hedged classes only, BXPE, as a whole (including the non-hedged
classes), may be liable for obligations in connection with currency hedges in favor of a specific class of units, and a shared aggregator may also be liable for similar obligations in connection with currency hedges with respect to BXPE or a Parallel Fund. Additionally, any financing facilities or guarantees utilized in connection with the hedging program may be entered into by BXPE or a shared aggregator (in respect of BXPE or a Parallel Fund) and not any specific class. The NAV of each class (including non-hedged
classes) may account for obligations in

connection with financing facilities applicable to BXPE, as a whole, which are utilized in connection with the hedging program for specific classes of units denominated in currencies other than the U.S. dollar. Each class of units may differ from each other in their overall performance. It is expected that the extent to which the currency exposures of each hedged class of units will be hedged may from time to time be less than or more than 100% of the NAV attributable to the relevant class, whereupon BXPE will keep the situation under review. Over-hedged or under-hedged positions undertaken in connection with hedged classes of units may arise based on the BX Managers’ decision or due to factors outside BXPE’s or the BX Managers’ control. There is no guarantee that any foreign exchange hedging for currency hedged classes of units will achieve the objective of reducing the effect of exchange rate fluctuations. Unitholders of a currency hedged class should be aware that the hedging strategy may substantially limit them from benefitting if the class currency falls in value against the reference currency. Parallel Funds may or may not enter into hedging transactions in respect of certain classes, either partially or fully, as is considered appropriate by a BX Manager based on prevailing circumstances at the time, and they have no obligation to hedge any class at all. There is no guarantee that any foreign exchange hedging will achieve the objective of reducing the effect of exchange rate fluctuations. Currency fluctuations and the expenses of the hedging program, or hedging transactions otherwise undertaken in respect of
non-U.S.
dollar classes of units, may negatively impact BXPE’s returns as a whole (including in both hedged and non-hedged
classes). Each class of units may differ from each other in their overall performance, and certain fees (including, but not limited to, the Management Fee, Performance Participation Allocation and Administration Fee) will be calculated in the reference currency.
Hedging Risks/Derivatives
. While it is not currently anticipated that BXPE will use derivative instruments for long-term hedging purposes as a material component of its investment strategy, BXPE may utilize a wide variety of derivative financial instruments for risk management purposes and/or engage in a hedging program directly or indirectly through special purpose or other vehicles of one or more Other Blackstone Accounts. The successful utilization of hedging and risk management strategies requires different skills than those used in selecting and monitoring Investments and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses), whether at the BXPE level or investment vehicle level, will be borne by BXPE, including costs incurred in connection with deals that failed to be consummated. There can be no assurance that any derivatives or other hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks or where the Sponsor does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to BXPE. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for BXPE than if it had not engaged in any such transaction. The Sponsor may not be able to effectively hedge against, adequately anticipate or choose not to hedge or mitigate, certain risks that may adversely affect BXPE’s investment portfolio. In addition, BXPE’s investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange risks.
In certain cases, BXPE may enter into derivatives using various holding companies or special-purpose vehicles, with or without recourse to BXPE and/or Other Blackstone Accounts or one or more of their Investments. See also “—Liability Arising from Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts” herein. Derivative contracts entered into by BXPE may also have cross-default and/or cross-acceleration provisions such that an acceleration of BXPE’s NAV or other credit facility would also trigger a termination right under the relevant derivative contracts, which could create cascading liabilities and additional burdens on BXPE. BXPE will utilize derivatives and other hedging transactions only as determined by the Sponsor in its sole discretion. In addition, it is expected that there are circumstances where BXPE, and/or holding vehicles enter into guarantees in connection with hedging transactions. Such guarantees will not count towards restrictions on BXPE’s and/or such holding vehicles’ ability to borrow or incur leverage.
Co-investors
are unlikely to participate and receive the benefit of any derivative or hedging activities engaged in by BXPE, even in cases where such activity is primarily related to BXPE’s exposure to a particular Investment in which co-investors
participate.

Derivatives; Counterparty Risk
. BXPE or its Investments may engage in derivative or similar transactions. These transactions may involve the purchase and sale of commodities or commodity futures, the use of forward contracts, swap agreements (such as credit default swaps, interest rate swaps or total return swaps), put and call options, floors, collars, bilateral agreements or other arrangements. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of commodities or other underlying assets. BXPE may also seek to utilize derivative instruments to replicate the economics of an otherwise permitted investment in lieu of making such investment directly; such derivative instruments are not included in BXPE’s Leverage Limit, even though these instruments could increase the risk of loss on Investments. Derivative instruments may trade principally on markets organized outside the U.S. markets for such instruments, may be illiquid, highly-volatile and subject to interruption. Suitable hedging instruments may not continue to be available at reasonable cost. The investment techniques related to derivative instruments are highly specialized and may be considered speculative. Such techniques often involve forecasts and complex judgments regarding relative price movements and other economic developments. The success or failure of these investment techniques may turn on small changes in exogenous factors not within the control of the Portfolio Entities, Blackstone or BXPE. Moreover, derivative agreements and contracts entered into by the Portfolio Entities may be subject to the risk that one or more counterparties may experience financial hardship or default on their payment obligations to the Portfolio Entities, which may adversely affect the value and/or effectiveness of such derivative instruments. Concentrations of such derivatives in any one counterparty would subject BXPE or its Portfolio Entities to an additional degree of risk with respect to defaults by such counterparty. For all of the foregoing reasons, the use of derivatives and related techniques can expose BXPE and its Investments to significant risk of loss.
Short Sales
. BXPE may sell securities short. Short selling is the practice of selling securities that are not owned by the seller, generally when the seller anticipates a decline in the price of the securities or for hedging purposes. Selling securities short runs the risk of losing an amount greater than the amount invested. Short selling is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A short sale may result in a sudden and substantial loss if, for example, an acquisition proposal is made for the subject company at a substantial premium over market price. In addition, the supply of securities which can be borrowed fluctuates from time to time. BXPE may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if BXPE is otherwise unable to borrow securities which are necessary to cover its positions.
Diversification
Risk of Limited Number of Investments; Lack of Diversification
. BXPE’s Investments can be expected to be concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio. Furthermore, although BXPE could make and has made acquisitions with the intent to syndicate a portion of the capital invested, there is a risk that any such planned syndications may not be completed, which could result in BXPE holding a larger percentage of its NAV in a single Investment than desired and could result in lower overall returns. In addition, unitholders have no assurance as to the degree of diversification of the Investments, either by geographic region, industry, transaction or asset type. To the extent BXPE concentrates Investments in a particular issuer, industry, security or geographic region, its Investments will become more susceptible to fluctuations in value resulting from adverse economic, political, regulatory, technological, industry or business conditions with respect thereto. Certain geographic regions and/or industries in which BXPE may more heavily invest may be more adversely affected by economic pressures when compared to other geographic regions and/or industries. As a consequence, BXPE’s aggregate returns may be adversely affected by the unfavorable performance of one or a limited number of Investments. Moreover, there are no assurances that any or all of the Investments will perform well to avoid loss, and if certain Investments perform unfavorably, for BXPE to achieve above average returns, one or a few of BXPE’s Investments must perform very well. There are no assurances, however, that this will be the case.

Legal and Regulatory—Investment
Intermediate Entities
. If the Sponsor considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of BXPE or of certain current or prospective unitholders, it or any of its affiliates may, in its sole discretion, cause BXPE to hold certain Investments directly or indirectly through Intermediate Entities (including Corporations). Management Fees, Administration Fees and Performance Participation Allocations may be paid or allocated, as applicable, in whole or in part, at the level of BXPE or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.
Documentation and Legal Risks
. BXPE and its Portfolio Entities are governed by a complex series of legal documents and contracts. The intent of the legal documents and contracts might not be clear, and even clear drafting can be misconstrued by counterparties and judges. A dispute over interpretation of any of these documents or contracts could arise, which may result in unenforceability of the contract or other outcome that is adverse to BXPE.
Permits, Approvals and Licenses
. Blackstone currently maintains, and in the future may maintain, various registrations and/or licenses in certain
non-U.S.
jurisdictions in which it operates. Such licenses and registrations subject Blackstone to certain various information and other requirements. Blackstone’s failure to obtain or maintain such licenses could have adverse consequences on Blackstone and its ability to operate in such
non-U.S.
jurisdictions. A license, approval or permit may be required or advisable to acquire certain Investments (including making an additional investment(s) in an existing Investment) and their direct or indirect holding companies, or registration may be required or advisable before an acquisition can be completed. Examples of permits, approvals and licenses necessary or advisable to make an investment (including additional investment(s) in an existing Investment) include antitrust approvals, environmental licenses, foreign investment approvals and registrations, and other similar matters. BXPE may require some or all of these licenses, approvals and permits to acquire an asset, which may result in significant costs and expenses, and counterparties may also require some or all of these licenses, approvals and permits to acquire assets from BXPE. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect BXPE’s ability to acquire and sell assets and the ability to proceed with an identified investment.
Certain Investments can involve regulated activities (e.g., gaming and liquor). Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses. Accordingly, BXPE’s Portfolio Entities themselves may be required to obtain, or may require Blackstone or its personnel to obtain, various EU, national, U.S. federal, state, local or
non-U.S.
licenses in connection with the operation of their businesses or in order to make, hold or dispose of certain investments, particularly to enable a Portfolio Entity to engage in certain types of regulated business practices. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurances that a Portfolio Entity (or Blackstone and its personnel, if applicable) will obtain all of the licenses sought or that there will not be significant delays in seeking such licenses, which could impact such Portfolio Entity’s operations. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business. Furthermore, the Portfolio Entities may be subject to various information and other requirements in connection with obtaining or maintaining such licenses, and there is no assurance that such Portfolio Entity will satisfy those requirements or that Blackstone and its personnel will provide any information requested or required of it. Such licenses may depend in whole or in part on information about the Sponsor and its affiliates, the unitholders and/or Blackstone and its personnel, which Blackstone may be unwilling or unable to provide (in which case the Portfolio Entity’s application for such license could be unsuccessful). In some circumstances, BXPE may be required to provide certain information about the unitholders in order to obtain such licenses. A Portfolio Entity’s failure to obtain or maintain licenses could have adverse consequences for BXPE and/or such Portfolio Entity. In addition, the ownership and operation of certain Portfolio Entities may require certain individuals to be routinely vetted in order for the Portfolio Entity to obtain and maintain certain licenses. BXPE may require some or all of these licenses, approvals and permits to acquire an Investment or asset, which may result in significant costs and expenses, and counterparties may also require some or all of these licenses, approvals and permits to acquire assets from BXPE. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect BXPE’s ability to acquire and sell assets and BXPE’s ability to proceed with an identified investment.
Antitrust Risk
. BXPE and its Portfolio Entities will be subject to antitrust and competition rules that apply in the U.S., the UK, the EU and the countries or regions where BXPE and its Portfolio Entities do business. In recent years, the Federal Trade Commission and Department of Justice have intensified their scrutiny of interlocking directorates which could lead to increased oversight and scrutiny of BXPE and its Portfolio Entities which could lead to adverse effects on BXPE and its Portfolio Entities, including increased expenses relating to investigations and litigation and early departures of directors from Portfolio Entities. Failure to comply with those rules could result in sanctions, fines or penalties, including civil damage actions, or delays in consummating BXPE’s Investments. In certain instances, a failure to comply could also result in an inability to consummate an Investment, restricting additional investment(s) in existing Investments and/or requiring divestment of certain assets. This could also negatively affect the Sponsor’s brand and reputation and could require the Sponsor’s management to devote time to compliance with such rules and resolution of such outcomes, which would reduce the time spent on BXPE’s other activities. In some cases, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on current or former portfolio companies for breach of antitrust rules or regulations. Also, there have been governmental investigations and lawsuits alleging that certain club deals or consortium bids constituted an illegal attempt to collude and drive down the price on acquisitions. There can be no assurances that BXPE, the Sponsor or the Portfolio Entities will not be subject to litigation or investigations involving consortium bids or allegations of other anticompetitive activity, or the resulting negative impacts described above.
Liabilities on Disposition of Investments
. In connection with the disposition of an Investment, BXPE can be expected to be required to make representations about the business, financial affairs and other aspects of such Investment, such as environmental matters, intellectual property, property conditions, regulatory matters, tax liabilities, insurance coverage and litigation. BXPE also may be required to indemnify the purchasers of an Investment for losses related to the inaccuracy of any representations and warranties and other agreed upon liabilities. Buyers of BXPE’s assets may sue BXPE under various theories, including breach of contract and tort, for losses they suffer, including from problems not uncovered in due diligence. BXPE may book contingent liabilities on its financial statements, or create cash reserves or escrow accounts, at the time of sale to account for any potential liabilities, but these may be insufficient. In addition, at the time of disposition of an individual asset, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made or not made.

Legal and Regulatory—General
Legal, Tax and Regulatory Risks
. BXPE’s ability to achieve its investment objectives, as well as the ability of BXPE to conduct its operations, is based on laws and regulations that are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect BXPE’s ability to achieve its investment objectives, as well as the ability of BXPE to conduct its operations. The effects of regulatory changes could also be indirect.
The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds have the potential to adversely affect the value of investments held by BXPE and the ability of BXPE to effectively employ its investment and trading strategies. Increased scrutiny and newly proposed legislation applicable to private investment funds and their sponsors could also impose significant administrative burdens on the Sponsor and may divert time and attention from portfolio management activities. In addition, BXPE will be required to register under certain additional foreign laws and regulations and will need to engage additional distributors or other agents in certain
non-U.S.
jurisdictions in order to market Units to potential investors. In addition, BXPE’s Units in both U.S. and
non-U.S.
jurisdictions are primarily offered through various distribution channels and/or other agents which themselves can be subject to laws, regulations and governmental oversight. The effect of any future regulatory change on BXPE could be substantial and adverse. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC and other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The current state of the evolving regulatory environments may significantly increase the cost of managing BXPE and providing effective compliance oversight and any such costs and expenses will be borne directly by BXPE as Fund Expenses.
The current regulatory environment in the U.S. may be impacted by future legislative developments. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact BXPE and/or its Portfolio Entities include, but are not limited to, regulatory measures for the U.S. financial services industry, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations and the federal tax code (including added scrutiny of management fee and carried interest waivers), public company reporting requirements and antitrust enforcement. Any such changes, as well as any uncertainty concerning future legislation, could significantly impact BXPE, its Investments and its ability to achieve its investment objectives.
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. None of the General Partner, BXPE or their respective affiliates can predict the ultimate impact of the foregoing on BXPE, its business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on BXPE and its investment objectives. Future changes may adversely affect BXPE’s operating environment and therefore its business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral of government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
In addition, any changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing the financial services industry, foreign trade, manufacturing, outsourcing, development and investment in the territories and countries or types of investments in which BXPE may invest, and any negative sentiments towards the United States as a result of such changes, could adversely affect the performance of BXPE’s Investments. Moreover, media (including social media) has the potential to influence public sentiment and escalate tensions both within the U.S. and in international relations, which could cause social unrest and could negatively impact stock markets and economics around the globe and BXPE’s investments.

Emerging Growth Company
. The Fund is and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) until the earlier of (a) the last day of the fiscal year (1) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (2) in which the Fund has total annual gross revenue of at least $1.235 billion, or (3) in which the Fund is deemed to be a large accelerated filer, which means the market value of its Units that are held by non-affiliates
exceeds $700 million as of the date of its most recently completed second fiscal quarter, and (b) the date on which the Fund has issued more than $1.0 billion in non-convertible
debt during the prior three year period. For so long as the Fund remains an “emerging growth company,” the Fund may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Once the Fund is no longer an emerging growth company, so long as its Units are not traded on a securities exchange, the Fund will continue to be deemed to be a
“non-accelerated
filer” under the Exchange Act, and as a
non-accelerated
filer, the Fund will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Fund cannot predict if investors will find its Units less attractive because the Fund may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Fund will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate the Fund since the Fund’s financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
OFAC and Sanctions Considerations
. Economic sanction laws in the U.S. and other jurisdictions prohibit Blackstone, Blackstone’s professionals and BXPE from transacting in certain countries and with certain individuals and companies or engaging in certain activities. These sanctions, including sanctions imposed on Russia, Belarus and certain Ukraine territories in response to the crisis in Ukraine are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on Blackstone. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanctions evaders, specially designated global terrorists and narcotics traffickers and other parties. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. Accordingly, BXPE requires investors to represent that they are not named on a list of prohibited entities and individuals maintained by the United Nations, OFAC or under similar EU, Luxembourg, UK and/or Cayman Islands laws or regulations, and are not operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the United States, United Nations, the EU, Luxembourg, the UK and/or the Cayman Islands (collectively “Sanctions Lists”). If an investor is on a Sanctions List or otherwise becomes subject to sanctions, BXPE may be required to cease any further dealings with the investor’s interest in BXPE or freeze any dealings with the interests or accounts of the investors (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets held by the investor in BXPE, until such sanctions are lifted or a license is sought under applicable law to continue dealings. BXPE may further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. Accordingly, these types of sanctions laws may prohibit or limit BXPE’s investment activities or raise compliance risks. For the avoidance of doubt, the Sponsor has the sole discretion to determine the resolution, remedy and manner of BXPE’s compliance with applicable laws if an investor is included on a Sanctions List or becomes subject to sanctions and is under no obligation to seek a license or any other relief to continue dealing with such investor. Adverse actions by any relevant regulatory authority, including temporary or permanent stays or holds on BXPE’s activities, could adversely affect BXPE. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, the violation of any such rules by the activities of the Sponsor, BXPE, BXPE’s investors, or the Portfolio Entities could adversely affect BXPE.
Further, the U.S. Treasury Department’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at controlling outbound investment activities from the United States in certain sectors that pose a threat to national security, including the semiconductors and microelectronics, quantum information technologies and artificial intelligence sectors in the People’s Republic of China (PRC), Hong Kong and Macau. The framework imposes notification requirements and prohibitions on specified investments activities. As a result of the Outbound Investment Security Program, BXPE may incur delays and costs, be altogether prohibited from making a particular investment, or impede or restrict syndication or sale of fund assets, all of which could adversely affect BXPE’s ability to meet its investment objectives.
Anti-Money Laundering Requirements.
BXPE is subject to certain anti-money laundering and anti-terrorist financing (“AML/CFT”) laws. For instance, in January 2024, the U.S. Corporate Transparency Act and its beneficial ownership information reporting requirements (collectively, the “CTA”) became effective, requiring certain legal entities to report beneficial ownership information to the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). Due to various ongoing litigation and legislative efforts, as well as FinCEN’s recently-stated intent to assess “options to modify further deadlines or reporting requirements,” the go-forward
enforceability of the CTA and scope of the CTA’s reporting requirements are somewhat unclear.
Additionally, in August 2024, FinCEN issued a final rule that would require certain investment advisers, including registered investment advisers, to, among other measures, adopt an AML/CFT program and file certain reports, such as suspicious activity reports, with FinCEN and to maintain additional records related to such activities (the “IA AML Rule”). On July 21, 2025, FinCEN announced its intention to delay the implementation of the IA AML Rule until January 1, 2028, and to revisit the scope of both the IA AML Rule and a related proposed rule establishing customer identification program rule requirements for investment advisers. These types of AML/CFT rules, if and when they become effective, may impose substantial regulatory obligations related to its funds and their limited partners.
Absence of Oversight Under the 1940 Act.
Notwithstanding that the Investment Manager is registered as an investment adviser under Advisers Act and BXPE may be considered similar in some ways to an investment company, BXPE is not required and does not intend to register as such under the 1940 Act and, accordingly, the unitholders are not afforded the protections of the 1940 Act (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates and regulate the relationship between the advisor and the investment company).
Derivatives; Registration under the U.S. Commodity Exchange Act
. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Registration of the Sponsor with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in BXPE’s, the Sponsor’s or its affiliates’ operations (including, without limitation, any change that causes the Sponsor or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Sponsor’s ability to rely upon an exclusion or exemption from registration could adversely affect BXPE’s ability to implement its investment program, conduct its operations and/or achieve its objectives and subject BXPE to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Sponsor to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on BXPE’s ability to implement its investment objectives and to hedge risks associated with its operations.

New Market Structure Requirements Applicable to Derivatives
. The Dodd-Frank Act (as defined below) enacted, and the CFTC and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes have been implemented in the EU, UK, Japan, and other major financial markets.
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
Although these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, they may also have detrimental effects on BXPE’s ability to hedge risks and the costs to do so. For instance, cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market)
margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. Furthermore, “financial end users,” such as BXPE, that enter into OTC derivatives that are not cleared are generally required to exchange margin to collateralize such derivatives.
These changes could significantly increase the costs to BXPE of utilizing OTC derivatives, reduce the level of exposure BXPE is able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to BXPE to make non-derivative
investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing obtained by BXPE, all of which could adversely impact BXPE’s investment returns.
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

The full impact of these recent changes is not known at this time. Individually and collectively, position limits and associated aggregation requirements could increase BXPE’s costs of maintaining positions in commodity futures and futures option contracts and swaps and reduce the level of exposure BXPE is able to obtain (whether for risk management or investment purposes) through commodity futures and futures option contracts and swaps. These requirements could also impair liquidity in certain swaps and adversely affect the quality of execution pricing obtained by BXPE, all of which could adversely impact BXPE’s investment returns.
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
rules, such
non-compliance
could have an adverse effect on BXPE by, for example, providing the basis for the withdrawal of the affected government plan investor.
Cayman Islands Regulatory Oversight
. Certain investment vehicles related to BXPE and formed and registered in the Cayman Islands will be required to register and be regulated as a private fund under the Private Funds Act (As Revised) (the “Private Funds Act”) of the Cayman Islands. Once registered, the Cayman Islands Monetary Authority (the “Authority”) will have supervisory and enforcement powers to ensure any such vehicle’s compliance with the Private Funds Act. The Authority may take certain actions if it is satisfied that a regulated private fund is or is likely to become unable to meet its obligations as they become due, or is carrying on business fraudulently or otherwise in a manner detrimental to the public interest or to the interests of its investors or creditors, or is carrying on or is attempting to carry on business or is winding up of its business voluntarily in a manner that is prejudicial to its investors or creditors. The powers of the Authority include the power to require the substitution of the general partner of such vehicle, to appoint a person to advise such vehicle on the proper conduct of its affairs or to appoint a person to assume control of the affairs of such vehicle. There are other remedies available to the Authority including the ability to apply to court for approval of other actions.
Financial Industry Regulation
. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Basel III as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on Blackstone or BXPE, specifically. There can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede BXPE’s activities.
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

The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that affect the private equity industry, either directly or indirectly. For example, included in the Dodd-Frank Act is the so-called
“Volcker Rule”, which, among other things, generally prohibits, subject to certain exceptions, any “banking entity” (generally defined as (a) any insured depository institution, subject to certain exceptions including for a depository institution that (together with every company that controls it) has $10 billion or less in total consolidated assets and trading assets and liabilities that are less than 5% of total consolidated assets, (b) any company that controls such an institution, (c) a
non-U.S.
bank that is treated as a bank holding company for purposes of U.S. banking law, and (d) any affiliate or subsidiary of the foregoing entities) from sponsoring, investing in, or conducting certain activities with a private equity fund or, hedge fund or other fund that is not subject to the provisions of the 1940 Act in reliance solely upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. BXPE’s prospective investors that are banking entities should consult their bank regulatory counsel prior to making an investment.
Future legislation may have an adverse effect on the private equity industry generally and/or on Blackstone or BXPE, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede BXPE’s activities. Federal, state, and local legislators and regulators regularly introduce measures or take actions that may modify the regulatory requirements applicable to the financial industry. Changes in laws, regulations or regulatory policies, including resulting from changes in U.S. executive administration or Congressional leadership, could adversely affect the private equity industry generally and/or Blackstone or BXPE in substantial and unpredictable ways. Blackstone cannot predict if new legislation or regulations will be enacted or adopted and, if enacted or adopted, the effect that it would have on the private investment fund industry. Prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on BXPE and its activities.
Financial services regulation, including regulations applicable to BXPE, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or congressional leadership. Although BXPE cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S. or any other jurisdiction, changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on BXPE.
While the Investment Manager is currently registered under the Advisers Act, the enactment of these reforms and/or other similar legislation could nonetheless have an adverse effect on the private investment funds industry generally and on Blackstone and/or BXPE specifically and may impede BXPE’s ability to effectively achieve its investment objectives.
As a registered investment adviser under the Advisers Act, the Investment Manager and its affiliates are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Manager and its affiliates to make regulatory filings with respect to BXPE and its activities under the Advisers Act (including Form PF and Form ADV)). In addition, the Sponsor is required to comply with a variety of regulatory reporting and compliance-related obligations under other applicable laws (including CFTC regulations and the European Union Sustainable Finance Disclosure Regulation and any other applicable legislation or regulations related to the European Commission’s EU Action Plan on Financing Sustainable Growth, each, as applicable). In light of the heightened regulatory environment in which BXPE and the Sponsor operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for BXPE and its affiliates and the Sponsor and its affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that the Sponsor report detailed information about BXPE’s assets, investments, performance, and liabilities, and other accounts and investment funds it advises as well as aggregated information about the investors in such vehicles, and because BXPE will be required to bear BXPE’s share of expenses relating to compliance-related matters and regulatory filings, BXPE will bear the pro-rata
costs and expenses of initial and ongoing Form PF compliance, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Certain of these expenses are likely to be material, including on a cumulative basis over the life of BXPE. Additionally, BXPE has engaged and will in the future engage additional third-party service providers to perform some or a significant portion of the reporting and compliance-related matters and functions under BXPE’s supervision (including, without limitation, draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses borne by BXPE. Any further increases in the regulations applicable to private investment funds generally or BXPE and the Sponsor in particular may result in increased expenses associated with BXPE’s activities and additional resources of the Sponsor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for unitholders and have a material adverse effect on the ability of BXPE to effectively achieve its investment objective.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new proposed rules and regulations in this arena may increase the possibility that the Sponsor and its affiliates may be exposed to claims and actions that could require a unitholder to withdraw from BXPE. As a related matter, Blackstone may be required to provide certain information regarding BXPE’s investors to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA.
In addition, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting private investment firms on a variety of matters of interest to organized labor. In addition, as private fund firms and other alternative asset managers become more influential participants in the U.S. and global financial markets and economy generally, the private fund industry has recently been subject to criticism by some politicians, regulators and market commentators. The recent negative perception of the private investment fund industry in certain countries could make it harder for funds sponsored by private investment firms, such as BXPE, to successfully bid for and complete investments. In addition, as a publicly-traded global alternative asset manager whose broad range of businesses include the management of direct and secondary private equity funds, hedge funds, real estate opportunity funds, real estate debt funds, “core” or “core plus” real estate funds, credit-oriented funds, opportunistic funds, mutual funds, and other private investment funds and products, Blackstone is from time to time subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain regulatory, litigation and other similar matters are, from time to time, disclosed in (a) Blackstone’s and/or BXPE’s public filings (including, without limitation, the current, periodic and annual reports on Forms
8-K,
10-Q
and
10-K)
and filings of the Sponsor on Form ADV, which may be accessed through the website of the SEC (www.sec.gov), and (b) materials made available through Blackstone’s investor data site. Any such disclosures in Blackstone’s, BXPE’s or the Sponsor’s public filings or which are otherwise made available to unitholders, including by way of posting to Blackstone’s investor data site, are incorporated herein by reference, to the extent applicable, including with respect to litigation, investigations, settlements and similar proceedings. Blackstone is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against Blackstone or its personnel. Moreover, the SEC has specifically focused on the alternative investment industry. The SEC’s list of examination priorities includes, among other things, alternative investment firms’ accuracy of calculations of fees and allocation of expenses (both fund-level and investment-level), their marketing practices and the adequacy of their related policies and procedures, allocation of investment opportunities, disclosure of conflicts and risks associated with the use of affiliated service providers, and other conflicts of interests. For example, Blackstone reviewed its policies in the area of the widespread practice of receiving fees from Portfolio Entities upon termination of monitoring fee agreements in June 2014, and voluntarily modified its monitoring fee practices in ways that are beneficial to its private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. This followed the expansion in 2012 of the disclosure that was already being made to Blackstone’s private equity investors regarding such fees. In October 2015, without admitting or denying the SEC’s findings or any wrongdoing, Blackstone agreed to settle matters relating to the historical monitoring fee acceleration practices relating to certain legacy private equity funds and the application of a law firm’s discounts to Blackstone and its funds. According to the SEC order, in such legacy private equity funds, Blackstone did not provide sufficient pre-commitment
disclosure regarding the possibility, common in the industry, of accelerating otherwise authorized fees upon termination of monitoring fee agreements with its Portfolio Entities. In addition, the SEC order provided that Blackstone did not adequately disclose that certain legal fee discounts it received, prior to 2011, were greater than discounts received by its funds (although the mix of work between Blackstone and the funds was different). Blackstone agreed as part of the settlement to pay disgorgement to the limited partners of those legacy private equity funds, and a civil monetary penalty to the SEC. The SEC order acknowledged that Blackstone had voluntarily implemented various changes to policies related to each of the practices described above prior to the initiation of this SEC inquiry and further acknowledged Blackstone’s significant cooperation with the SEC’s review. The order neither suggested any bad faith associated with the charged conduct nor imposed a “censure” or a compliance monitor. In addition, in October 2022, the SEC initiated a sweep of private equity and other types of investment advisers relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. Blackstone received a request for information as part of this sweep and cooperated with the SEC. In January 2025, certain Blackstone registered investment advisers entered into a settlement with the SEC to resolve this inquiry, which included a combined civil monetary penalty of $12 million. Blackstone, and not any fund or limited partner, will be paying the full amount of these penalties. The Sponsor does not believe that any resolution of these matters will have a material impact on BXPE. Blackstone is regularly subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which Blackstone routinely cooperates and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against Blackstone or its personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of sanctions could harm Blackstone and BXPE.
Regulation with Respect to Private Funds and Investment Advisers
. The Investment Manager is subject to
regulation by the SEC. In recent years, the SEC staff’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, custody practices, allocation of investment opportunities, terms agreed to in side letters and similar arrangements with investors, consistency of firms’ practices with their disclosures, handling of material non-public
information and insider trading, use of affiliated service providers, adviser-led
restructurings, sustainability investing, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest.
In addition, any current or future proposed rulemaking by the SEC would be expected to result in material alterations to how Blackstone and the Sponsor operate their business and/or BXPE, as well as the Sponsor’s implementation of BXPE’s investment strategy, to significantly increase compliance burdens and associated costs (which, to the extent permitted under the BXPE U.S. Partnership Agreement and consistent with applicable law, will be treated as Fund Expenses) and to possibly restrict the ability of the Sponsor to receive certain expense reimbursements or allocate certain expenses in certain circumstances. This regulatory complexity that would result from such rulemakings, in turn, could increase the need for broader insurance coverage by fund managers and increase such costs and expenses charged to BXPE and its investors, if permitted. Certain of the proposed rules may also increase the cost of entering into and maintaining relationships with service providers to the Sponsor and BXPE and/or limit the number of service providers, in a manner detrimental to the Sponsor or BXPE.

In addition, these amendments could increase the risk of exposure of BXPE and the Sponsor to additional regulatory scrutiny, litigation, censure and penalties for non-compliance
or perceived
non-compliance,
which in turn would be expected to adversely (potentially materially) affect the Sponsor, Blackstone and BXPE’s reputation, and to negatively impact BXPE in conducting its business. There can be no assurance that any other new SEC or other regulatory rules and amendments will not have a material adverse effect on Blackstone, the Sponsor, BXPE, its Investments and/or the unitholders or that such rules or amendments will not materially reduce returns to the unitholders.
Change of Law Risk
. In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies may have the discretion to implement or change or increase regulation of the operations of BXPE and its Portfolio Entities. BXPE and its Portfolio Entities also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a Portfolio Entity or gains recognized by BXPE on its investment in a Portfolio Entity, that could impact the Portfolio Entity’s business as well as BXPE’s return on investment. Because some of BXPE’s Portfolio Entities may provide basic everyday services and/or face limited competition, or because the industries of certain of its Portfolio Entities may be considered strategic areas or for other reasons, governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business.
President Trump’s election, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration. Further, risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government has led in the past, and may lead in the future, to short-term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on BXPE’s financial condition and results of operations and the value of a shareholder’s investment.
Efforts by the current administration or future administrations could have further impacts on the financial services industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the recent change in administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on BXPE’s current or future investments, require the attention of senior management or result in other limitations on its business or investments. BXPE is unable to predict at this time the likelihood or effect of any such changes or reforms.
Legal and Regulatory—Tax
General Tax Considerations
. An investment in BXPE may involve complex tax considerations that will differ for each investor, and there may be delays in distributing important tax information to investors (including the distribution of U.S. Schedule
K-1s
or their equivalent). In addition, BXPE will take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should the U.S. Internal Revenue Service (“IRS”) or another tax authority successfully challenge any such positions, a unitholder or BXPE might be found to have a different tax liability for that year than that reported on the applicable tax return.

Tax Liability
. Any change of BXPE’s tax status or in taxation legislation or any interpretation thereof in the United States or any country where BXPE has assets or operations could affect the value of the assets held by BXPE or BXPE’s ability to achieve its investment strategy or provide favorable returns to unitholders. Any such change could also adversely affect the net amount of any distributions made to unitholders. If BXPE is treated as having a permanent establishment, or as otherwise being engaged in a trade or business, in any country in which it invests or in which its interests are managed, income attributable to or effectively connected with such permanent establishment or trade or business may be subject to tax in the place of such permanent establishment. In order for BXPE to maintain its tax status, continued attention must be paid to ensure that all relevant conditions are satisfied in all the jurisdictions which BXPE operates in order to avail itself of any benefits.
Publicly Traded Partnership.
The Fund and the Feeder each intend to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes. The tax rules governing partnerships and publicly traded partnerships are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Fund is undertaking and the possibility of future changes in its circumstances, it is possible that BXPE will not so qualify for any particular year. If the Fund or the Feeder were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for limited partners.
Base Erosion, Profit Shifting and Related Measures
. The Organization for Economic
Co-operation
and Development (“OECD”) together with the G20 countries has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing tax revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and the taxation of hybrid instruments and hybrid entities have already been introduced and may continue to be introduced in relevant tax legislation of participating OECD countries. Depending on if and how these proposals are implemented, they may have a material impact on how returns to investors are taxed. Such implementation may also give rise to additional reporting and disclosure obligations for BXPE and/or investors.
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
FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however the term generally refers to payments that are from
non-U.S.
sources but that are “attributable to” certain U.S. payments described above. Under proposed regulations, on which taxpayers may rely, withholding on these payments is not set to apply before the date that is two years after the date of publication of final regulations defining the term “foreign passthru payment.” In general,
non-U.S.
investment funds, such as
non-U.S.
feeder vehicles and underlying entities in which BXPE may invest are considered FFIs. The reporting requirements imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS or, if subject to an intergovernmental agreement (“IGA”), register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. The United States and Luxembourg entered into an IGA on March 28, 2014, which was ratified and implemented into Luxembourg law on July 24, 2015. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. The Sponsor intends that any
non-U.S.
partnership that constitutes an FFI

would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to any such FFI may be subject to a withholding tax, which would reduce the cash available to investors. Further, these reporting requirements may apply to underlying entities in which BXPE invests, and BXPE may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a unitholder may, in accordance with the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, as applicable, be deemed to have been distributed to such unitholder to the extent the taxes reduce the amount otherwise distributable to such unitholder. In addition,
non-U.S.
investment funds, including
non-U.S.
feeder vehicles and underlying entities in which BXPE may invest, may be subject to reporting requirements in other jurisdictions under legislation similar to FATCA, such as legislation implementing the OECD Standard for Automatic Exchange of Financial Account Information in Tax Matters – the Common Reporting Standard. Potential investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.
Possible Legislative or Other Developments
. All statements contained in this report concerning the U.S. federal income tax consequences of any investment in BXPE are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in BXPE will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of unitholders. Additionally, tax authorities in jurisdictions where BXPE maintains Investments may change their tax codes so as to materially increase the tax burden associated with an investment in BXPE or to force or attempt to force increased disclosure from or about BXPE and/or its unitholders as to the identity of all persons having a direct or indirect interest in BXPE. Such additional disclosure may take the form of additional filing requirements on unitholders. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in BXPE is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in BXPE and the impact on BXPE and any potential investments.
Legislation Adversely Affecting Blackstone Employees and Other Service Providers
. Current U.S. federal income tax law requires the Sponsor to hold an Investment for at least three years in order for an incentive allocation related to such Investment to be treated as long-term capital gains for tax purposes. Further, Congress has previously considered legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes. Enactment of any such legislation could adversely affect employees or other individuals performing services for BXPE and/or its Portfolio Entities who hold direct or indirect interests in the Sponsor and benefit from incentive allocations, which could make it more difficult for Blackstone to incentivize, attract and retain individuals to perform services for BXPE and/or its Portfolio Entities.
Any such developments could thus adversely affect BXPE’s investment returns allocable to the unitholders. It is unclear whether any such proposed legislation will be enacted or if enacted how it would apply to Blackstone, the Sponsor, and any other individual involved with BXPE who benefit from incentive allocations.
Limitations on Deductions of Business Interest
.
Current U.S. federal income tax law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, depreciation, amortization, net operating losses or the pass-through income deduction. Business interest includes any interest on indebtedness related to a trade or business, but excludes investment interest, to which separate limitations apply. These limitations may have a significant impact on the unitholders and/or the Portfolio Entities.

Partnership Audit Legislation
.
U.S. federal income tax audits of partnerships are conducted at the partnership level and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by a partnership. Under an elective alternative procedure, a partnership would issue information returns to potential investors who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If BXPE is able to and in fact elects such alternative procedure for a given adjustment, the amount of taxes for which such persons will be liable will be increased by any applicable penalties and a special interest charge. There can be no assurance that, in the event that BXPE is subject to these rules, BXPE will be eligible to make such an election or that it will, in fact, make such an election for any given adjustment. If BXPE does not or is not able to make such an election, then (a) its current unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had BXPE elected the alternative procedure, and (b) a given unitholder may indirectly bear taxes attributable to income allocable to other unitholders or former unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such unitholder’s ownership of Units. Accordingly, it is possible that a unitholder will bear tax liabilities unrelated to its ownership of Units. Amounts available for distribution to BXPE’s unitholders may be reduced as result of its obligation to pay any taxes associated with an adjustment. BXPE’s partnership representative will be the only person with the authority to act on its behalf with respect to audits and certain other tax matters and may decide not to elect (or may be unable to elect) the alternative procedure for any particular adjustment. In addition, BXPE and each unitholder will be bound by the actions taken by the partnership representative on its behalf during any audit or litigation proceeding concerning U.S. federal income taxes. Unitholders should consult their own tax advisors regarding all aspects of these rules as they affect their particular circumstances.
Taxation in Certain Jurisdictions
. BXPE, vehicles through which BXPE makes Investments, or unitholders may be subject to income or other tax in the jurisdictions in which Investments are made, jurisdictions in which BXPE operate, and/or jurisdictions of entities through which BXPE makes Investments. Additionally, withholding tax or branch tax may be imposed on earnings of BXPE (or vehicles through which it invests) from Investments in such jurisdictions. Local and other tax incurred in
non-U.S.
jurisdictions by BXPE or vehicles through which it invests may not be creditable to or deductible by a unitholder under the tax laws of the jurisdiction where such unitholder resides, including the U.S. There can be no assurance that tax authorities in such jurisdictions will not treat BXPE (or any of its affiliates) as if it has a permanent establishment in the local jurisdiction, which would result in additional local taxation. Changes to taxation treaties (or their interpretation) between the U.S. and countries through which BXPE invests may adversely affect BXPE’s ability to efficiently realize income or capital gains.
Changes in Tax Law
. Changes in applicable law or interpretations of such law may in particular adversely affect BXPE’s ability to efficiently realize income or capital gains. To the extent possible, BXPE seeks to structure its Investments and activities to minimize its tax liability; however, there can be no assurance that BXPE will be able to eliminate its tax liability or reduce it to a specified level. Unitholders should be aware that the described tax effects are based on the currently applicable law and its interpretation by jurisprudence and the respective tax authorities.
U.S. Federal Income Tax Legislation
. Legislation has been proposed that includes, among other changes, increases in the corporate and capital gains rates and further modifications to the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in BXPE is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in BXPE and the impact on BXPE and any investments.
UBTI
 and ECI; Tax Treatment of the Feeder and Corporations
. A significant amount of the assets of the Feeder are expected to be held through one or more Corporations, and significant incremental tax may be incurred from the use of such Corporations. Any non-U.S. Corporation through which the Feeder invests will generally be subject to the U.S. federal income tax on effectively connected income (including gains from the sale of United States real property interest) and U.S. federal withholding tax on any U.S. source dividends at a 30% rate (unless reduced by an applicable treaty). Further, although BXPE believes that any Corporation, if formed, should be respected, it is possible the IRS could seek to disregard a Corporation through which the Feeder and/or the Fund invests for UBTI or ECI (as defined below) purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt
unitholders directly or the ECI rules being applied to
non-U.S.
unitholders directly.
To the extent that a Corporation through which the Feeder and/or the Fund invests were disregarded by the IRS, an investment in the Fund by a tax-exempt
unitholder may result in such unitholder recognizing gross income derived from an unrelated trade or business (including a trade or business conducted by a partnership of which the tax-exempt
entity is a partner) (UBTI). Thus,
tax-exempt
unitholders should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from BXPE that is treated as UBTI. In addition, an investment in the Fund by a
non-U.S.
unitholder may result in such unitholder recognizing and being required to report income that is effectively connected with the conduct of a U.S. trade or business (“ECI”).
Non-U.S.
unitholders must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to ECI of the Fund allocable to them. Regardless of whether the Fund’s activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980, gain derived by the Fund from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus,
non-U.S.
unitholders that invest in the Fund should be aware that a portion of the Fund’s income and gain from U.S. Investments may be treated as ECI and thus may cause the
non-U.S.
unitholders to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. BXPE has no obligation to minimize UBTI or ECI.
Prospective investors should consult their own tax advisors regarding the foregoing.
Phantom Income
. A unitholder that is subject to U.S. tax or subject to tax in other jurisdictions may be required to take into account its allocated share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of BXPE’s investment activities, BXPE expects to generate taxable income in excess of cash distributions to the unitholders, including as a result of annual taxable income inclusions from “passive foreign investment companies” in which BXPE is expected to invest and elect to treat as a “qualified electing fund” under the Code. Unitholders should expect that they will not receive cash distributions to cover such tax liabilities as they arise. Accordingly, the unitholders should ensure that they have sufficient cash flow from other sources to pay all tax liabilities resulting from the unitholder’s ownership of Units in BXPE.
Use of Corporate Intermediate Entities
. Significant amounts of the assets of the Fund and the Feeder are expected to be held through one or more entities taxable as Corporations for U.S. federal income tax purposes and some Corporations are expected to be subject to U.S. corporate federal (and applicable state and local) income tax (including, in order to streamline tax reporting to investors, U.S. Corporations which hold interests in investments which would not timely provide tax reporting or which consist of interests in certain foreign Corporations subject to the passive foreign income company rules). Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.
Legal and Regulatory—ERISA
ERISA and Plan Asset Regulations.
BXPE intends to conduct its affairs so that its assets should not be deemed to constitute “plan assets” of any unitholder that is a “benefit plan investor” (each, a “Benefit Plan Investor”) within the meaning of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the U.S. Department of Labor Regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). If, notwithstanding BXPE’s intent, its assets were deemed to constitute “plan assets” of any unitholder that is a Benefit Plan Investor, this would result, among other things, in (a) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by BXPE, and (b) the possibility that certain transactions in which BXPE might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Sponsor and/or any other fiduciary that has engaged in the prohibited transaction could be required to (a) restore to the Benefit Plan Investor any profit realized on the transaction and (b) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in BXPE could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the investment in BXPE or as co-fiduciaries
for actions taken by or on behalf of BXPE or the Sponsor. With respect to an IRA that invests in BXPE, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt
status.
Risk Arising from Potential Control Group Liability
. Under the ERISA, upon the termination of a U.S.
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
If BXPE were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Investment by BXPE and/or its affiliates and other co-investors
in a Portfolio Entity and their respective ownership interests in the Portfolio Entity, that any tax-qualified
single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the Portfolio Entity could result in liability being incurred by BXPE, with a resulting need for additional capital contributions, the appropriation of BXPE’s assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain BXPE’s assets. Moreover, regardless of whether or not BXPE were determined to be a trade or business for purposes of ERISA, a court might hold that one of BXPE’s Portfolio Entities could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.

Cyber Security and Operational Risk
Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts
. Cyber security incidents, cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Blackstone, BXPE, the Portfolio Entities, their respective affiliates and service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of, confidential and other information in their systems and those of their respective affiliates and third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone, BXPE, unitholders and the Portfolio Entities. For example, the information and technology systems of Blackstone, BXPE, its Portfolio Entities and other related parties, such as affiliates and service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, ransomware attacks, network failures, computer and digital infrastructure failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes, wars and terrorist attacks. Cyberattacks, ransomware attacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, wars and terrorist attacks. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Blackstone’s, BXPE’s, the Portfolio Entities’, or their respective affiliates’ or service providers’ systems to disclose sensitive information in order to gain access to Blackstone’s, BXPE’s or the Portfolio Entities’ data or that of unitholders. There also have been several publicized cases where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to digital infrastructure (and any information contained therein), pipelines and other infrastructure assets. The U.S. federal government has issued public warnings that indicate that infrastructure assets might be specific targets of “cyber sabotage” events, which illustrates the particularly heightened risk for BXPE and its Portfolio Entities from such events.
If unauthorized parties gain access to any information and technology systems of Blackstone, BXPE, Portfolio Entities or their respective affiliates or service providers, they may be able to steal, publish, delete or modify private and sensitive information, including personal information related to unitholders (and their beneficial owners) and material non-public
information. Although Blackstone has implemented, and the Portfolio Entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware attacks where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, BXPE and its Portfolio Entities, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, BXPE’s, a Portfolio Entity’s and/or their respective affiliates and service providers’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to unitholders (and their beneficial owners), material non-public
information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and the Portfolio Entities. Blackstone, BXPE or a Portfolio Entity could be required to make a significant investment to remedy the effects of any such failures, and such failures could cause harm to their reputations, subject them and their respective affiliates to legal claims, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, other events that may affect their business and financial performance. See also “—Availability of Insurance Against Certain Catastrophic Losses” herein.

Cybersecurity and Data Protection
. Blackstone’s and BXPE’s operations are highly dependent on their respective technology platforms, and BXPE and Blackstone rely heavily on their analytical, financial, accounting, communications and other data processing systems. Blackstone’s and BXPE’s systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or BXPE’s systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to Blackstone’s, BXPE’s or Other Blackstone Accounts’ and their underlying investors’ proprietary information, destroy data or disable, degrade or sabotage Blackstone’s and/or BXPE’s systems or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on BXPE’s and/or Blackstone’s systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. In addition, the risk of cyber and data security threats to BXPE is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks.As an alternative asset management firm, Blackstone faces a heightened risk of such an attack because Blackstone holds a significant amount of confidential and sensitive information about BXPE, Other Blackstone Accounts and their respective Portfolio Entities, potential investments and investors. If successful, these types of attacks on BXPE or Blackstone’s network or other systems could have a material adverse effect on BXPE’s business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of BXPE’s business and damage to its reputations. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, BXPE, its unitholders, Other Blackstone Accounts, their Portfolio Entities or potential investments. If Blackstone’s systems or those of other third-party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or Blackstone fails to provide the appropriate regulatory or other notifications in a timely manner, Blackstone could suffer financial loss, increased costs, a disruption of its businesses, liability to Blackstone’s counterparties, including BXPE, Other Blackstone Accounts and their respective investors, regulatory intervention or reputational damage. It can be expected that costs related to certain cyber or other data security threats or disruptions will not be fully insured or indemnified by other means.
Blackstone is reliant on third-party service providers for certain aspects of its business, including the administration of BXPE and Other Blackstone Accounts, as well as for certain technology platforms, including cloud-based services. These third-party service providers also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of artificial intelligence technologies. Such technologies could make such impersonation more likely to occur or appear more credible. As a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data through third-party service providers. In addition, Blackstone could also suffer losses in connection with updates to, or the failure to timely update, the third-party technology platforms on which BXPE relies.

Even if BXPE or Blackstone are not directly targeted, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom BXPE and/or Blackstone do business, may occur, and such events could disrupt BXPE’s and/or Blackstone’s normal business operations and networks in the future.
Cybersecurity, privacy and data protection have become top priorities for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples the EU GDPR, UK GDPR, NIS 2 Directive, Digital Operational Resilience Act, the Gramm-Leach-Bliley Act (including recent amendments to Regulation
S-P)
and the California Privacy Rights Act (“CPRA”), at the U.S. federal and state level, respectively. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals. In light of the focus of federal regulators on cybersecurity generally in recent years, BXPE expects increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, data loss prevention, information security governance, and policies and procedures related to retail trading information security. Although BXPE maintains cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that BXPE believes are compliant, but the SEC deems otherwise.
Breaches in Blackstone’s security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone’s, its employees’, BXPE’s, Other Blackstone Accounts’, their Portfolio Entities’ or their respective affiliates’, investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, Blackstone’s computer systems and networks, or that of Blackstone’s third-party service providers. Breaches could also potentially cause interruptions or malfunctions in Blackstone’s, its employees’, BXPE’s, Other Blackstone Accounts’, their Portfolio Entities or their respective affiliates’, investors’, counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to BXPE and Other Blackstone Accounts’ investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fails to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and could cause BXPE’s and Other Blackstone Accounts’ investors and clients to lose confidence in the effectiveness of Blackstone’s security measures and Blackstone more generally.
BXPE’s and Other Blackstone Accounts’ Portfolio Entities also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. BXPE and Other Blackstone Accounts could invest in strategic assets having a national or regional profile or in digital or other infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event could have material adverse consequences on Blackstone’s investment or assets of the same type or could require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, BXPE and Other Blackstone Accounts’ Portfolio Entities’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise as a result of operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition, Blackstone or BXPE and Other Blackstone Accounts’ Portfolio Entities, could be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on Blackstone and on BXPE and Other Blackstone Accounts’ Portfolio Entities. See also “—Data Protection, Information Security and Wider Data Regulations” herein.

Developing Global Data Security and Privacy Laws
. BXPE, Blackstone, Other Blackstone Accounts and their respective portfolio companies are subject to various risks and costs associated with the collection, storage, transmission and other processing of personal information and other sensitive and confidential information. This data is wide ranging and relates to Blackstone’s investors, employees, contractors and other counterparties and third parties.
Blackstone’s data security and privacy compliance obligations impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations evolve globally. Blackstone’s compliance obligations include those relating to U.S. laws and regulations, including, without limitation, state regulations such as the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of “reasonable” cybersecurity. At the U.S. federal level, the SEC has adopted amendments to Regulation
S-P,
which took effect in 2025. These amendments impose operationally challenging data breach notification requirements and deadlines as well as obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs. The U.S. Department of Justice issued a rule (the Bulk Data Transfer Rule), effective in 2025, that prohibits or restricts certain transactions involving the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain designated countries of concern, including China. While the Sponsor expects this development will increase compliance burdens and associated costs, this rule may also impact the way BXPE conducts business, including the ability of employees in countries of concern to access certain information.
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
Any inability, or perceived inability, by Blackstone, BXPE, Other Blackstone Accounts or their respective portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of Blackstone’s, BXPE’s, Other Blackstone Accounts’ or their respective portfolio companies’ business operations, and a loss of client (including investor) confidence and other reputational damage. In addition, any such inability or perceived inability of portfolio companies, even if unfounded, could result in reputational damage to Blackstone. Many regulators have indicated an intention to take more aggressive enforcement actions regarding security and data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated 2026 examination priorities include an intended focus on advisers’ policies and practices as they relate to the prevention of interruptions to mission-critical services and protection of investor information, records and assets. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone, BXPE, Other Blackstone Accounts and their respective portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

Artificial Intelligence Developments
. Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”), and their current and potential future applications across sectors in which BXPE and its Portfolio Entities operate, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict, and BXPE may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to the Sponsor or the Portfolio Entities, significantly disrupt the business models, investment strategies, operational processes and markets in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on BXPE. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could negatively impact demand for, and the valuation of, digital infrastructure assets. See also “—Regulation with Respect to Private Funds and Investment Advisers” herein. For more information on risks relating to information security and data protection, see also “—Cybersecurity and Data Protection,” “—Data Protection, Information Security and Wider Data Regulations,” “—Developing Global Data Security and Privacy Laws” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Through the use of AI Technologies, BXPE, its Portfolio Entities and the Sponsor avail themselves of the benefits, insights and efficiencies resulting from the technology, including writing code, data summarization and valuation support. However, whilst BXPE and the Sponsor have implemented, and Portfolio Entities may implement, certain policies and procedures designed to ensure that their use of AI Technologies is lawful and appropriate, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there can be a lack of transparency of how inputs are converted to outputs, and neither the Sponsor nor any Portfolio Entity can necessarily fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot always be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is possible that data in such models contains a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact the Sponsor, BXPE or its Portfolio Entities and investments to the extent they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn the Sponsor, BXPE and its Portfolio Entities and Investments, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. At the same time, to the extent utilized by the Sponsor, any interruption of access to or use of AI Technologies could impede the ability of the Sponsor, BXPE and its Portfolio Entities to generate information and analysis that could be beneficial to them and their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on BXPE, its Portfolio Entities, and the Sponsor.
AI Technologies can also be misused or misappropriated by third parties and/or employees of the Sponsor or its Portfolio Entities. For example, there is a risk that a user will input confidential information, including material non-public
information, or personal information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of the Sponsor, BXPE and its Portfolio Entities. Moreover, the Sponsor, BXPE and its Portfolio Entities will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential Sponsor, Fund or Portfolio Entity information or personal information, could also lead to legal and regulatory investigations and enforcement actions. Further, the use of AI Technologies could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of output generated by AI Technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks. Relatedly, BXPE, the Sponsor and Portfolio Entities could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
The Sponsor expects to be involved in the collection of such data and/or development of proprietary AI Technologies in the ordinary course, including, without limitation, as part of operational services provided to BXPE and Portfolio Entities or their affiliates. To this end, BXPE will pay and bear all expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to BXPE, the Sponsor or their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the Fund Fees.
Regulations related to AI Technologies could also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance,
could have an adverse effect on Blackstone, BXPE and its Portfolio Entities. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence, demonstrating interest in monitoring the development and use of automated systems, and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for artificial intelligence safety and security. In addition to the U.S. regulatory framework, the EU has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”) and certain other jurisdictions have also introduced or may introduce regulation in this area. The EU AI Act entered into force on August 1, 2024, and is becoming applicable on a staggered basis. The EU AI Act establishes a risk-based governance framework which categorises AI Technologies based on the risks associated with their intended purposes (e.g., “unacceptable” or “high” risk). Uses of AI Technologies that pose “unacceptable” risk are prohibited outright and material requirements are due to be imposed on both the providers and deployers of AI Technologies posing a “high” risk. The EU AI Act also sets out significant penalties for non-compliance,
including fines of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches. The EU is currently considering targeted amends to the EU AI Act. In parallel, the EU has introduced revisions to the EU Product Liability Directive, which entered into force on December 9, 2024 and EU Member States must implement into their national laws by December 9, 2026, intended to facilitate certain claims brought by EU users damages in respect of AI Technologies. See also the description of the Predictive Data Proposal in “—Regulation with Respect to Private Funds and Investment Advisers” herein. Preparing for and complying with the EU AI Act and the Predictive Data Proposal, if adopted, and other regulations related to AI Technologies, could involve material compliance burdens and costs, significant penalties should there be a failure to comply, and/or could adversely affect the operations or results of Blackstone and BXPE’s Portfolio Entities and have an adverse impact on BXPE.
Dependency on Third Parties for Foundational Models.
A Portfolio Entity’s success in the field of AI Technologies could heavily rely on access to foundational models or algorithms developed by third-party entities. A Portfolio Entity’s inability to independently develop, own, or maintain these critical foundational models poses inherent risks. Reliance on third-party providers for such essential components subjects a Portfolio Entity to vulnerabilities including, but not limited to, the potential lack of control over modifications, updates, or the discontinuation of these models. Furthermore, uncertainties regarding the third parties’ commitment to ongoing support, quality maintenance, or adherence to a Portfolio Entity’s strategic goals may lead to disruptions in operations, intellectual property disputes, or limitations in technological advancements. Any failure, interruption, or termination of access to these foundational models due to disputes, contractual breaches, or the inability to renew agreements could significantly impact a Portfolio Entity’s ability to deliver products, innovate, or compete effectively. Consequently, this dependency exposes a Portfolio Entity to operational risks, potential legal disputes, and could have an adverse effect on its, and in turn, BXPE’s, business operations, financial condition, and competitive position.
Demand for Generative Artificial Intelligence Products and Services.
An Investment may be dependent on the demand for AI Technologies platforms, which may be adversely affected by slowdown in such demand. For all digital infrastructure, demand may be impacted by various factors that are primarily outside the control of BXPE. Additionally, technological advances and improvements in data collection and storage, changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture and design of wireless or cloud), data transmission and/or consumer demand, as well as changes in the prevailing global economy, could also reduce current and/or anticipated demand for AI Technologies and could adversely affect BXPE’s investment returns.
Social Media and Publicity Risks
. The use of social networks, message boards, internet channels and other platforms has become widespread in the United States and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without independent or authoritative verification. Any such information or misinformation regarding Blackstone, BXPE, or one or more Portfolio Entities could have adverse effects on BXPE and/or any of its Portfolio Entities.
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
Third-party Infringement Claims
. BXPE could invest in Portfolio Entities at risk of claims of copyright infringement. The number of these claims could grow because of constant change in the technology and software industries, increased user-generated content, the extensive patent coverage of existing technologies and software, and the rapid rate of issuance of new patents. Additionally, Portfolio Entities could use “open source” software in their products, or could use such software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Licensing authors or third parties could allege that a Portfolio Entity has not complied with the conditions of one or more of these licenses. To resolve these and other intellectual property infringement claims, the Portfolio Entities (or an affiliate of the foregoing) could enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with customers. These outcomes could cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that could limit or prevent importing, marketing and selling products that have infringing technologies. In some countries, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. As a result, the Portfolio Entities could be subject to significant losses that could materially adversely affect the returns to unitholders.

Operational Risk.
BXPE depends on the Sponsor to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in BXPE’s operations may cause BXPE to suffer financial losses, the disruption of its business, liability to third parties, regulatory intervention or damage to its reputation. BXPE depends on the Sponsor to develop the appropriate systems and procedures to control operational risk. The ability of the Sponsor’s systems to accommodate transactions could also constrain BXPE’s ability to properly manage the portfolio. BXPE relies heavily on the Sponsor’s financial, accounting and other data processing systems and the Sponsor will not be liable to BXPE for losses incurred due to the occurrence of any errors.
BXPE is subject to the risk that its trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, BXPE could be unable to achieve the market position selected by the Sponsor or might incur a loss in liquidating its positions. Since some of the markets in which BXPE may effect transactions are over-the-counter
or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange based markets are subject. BXPE is also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing BXPE to suffer a loss.
Transfers and Liquidity
No Market for Units; Restrictions on Transfers
. Units in BXPE have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws, or an exemption from registration is available. It is not contemplated that registration under the Securities Act or other similar securities laws (other than registration under the Exchange Act) will ever be effected. There is no public market for the Units in BXPE and one is not expected to develop. Each unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act under applicable securities laws) and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws or in a manner permitted by the BXPE U.S. Partnership Agreement or Feeder Partnership Agreement, as applicable, and consistent with such laws. Except by operation of law, a unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the unitholder provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as is agreed to by the General Partner), which may refuse such requested transfer for certain reasons, as explained in “—Item 1. Business – Unit Redemption Plan.” Unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Lack of Liquidity
. There is no current public trading market for Units of BXPE, and the Sponsor does not expect that such a market will ever develop. Therefore, the redemption of Units by BXPE will likely be the only way for a unitholder to dispose of Units.
In accordance with the BXPE U.S. Partnership Agreement, BXPE U.S. expects to periodically redeem up to 3% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems Units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early
Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors.

In accordance with the Feeder Partnership Agreement, unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXPE U.S. For the avoidance of doubt, the 3% quarterly limitation is measured at BXPE U.S. and not the Feeder; accordingly, unitholders’ ability to liquidate their Units will be limited by redemption requests made by direct unitholders of BXPE U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata
basis after BXPE U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window. BXPE U.S. will redeem Units only to the extent BXPE U.S. has sufficient cash available to honor requests, as determined in the sole discretion of the General Partner. Unitholders may experience significant delays in realizing liquidity even if a unitholder’s redemption is accepted. As of December 31, 2025, BXPE U.S. and the Feeder have satisfied all redemption requests in full.
The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXPE U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXPE U.S. that would outweigh the benefit of the redemptions. Subject to the BXPE U.S. Partnership Agreement, BXPE U.S. may determine to conduct the Unit Redemption Plan pursuant to other applicable law, guidance or relief from the SEC.
Effect of Redemption Requests.
Economic events affecting the U.S. economy could cause unitholders to seek to have their Units redeemed pursuant to the Unit Redemption Plan at a time when such events are adversely affecting the performance of BXPE’s assets. Even if the Sponsor decides to satisfy all resulting redemption requests, BXPE’s cash flow could be materially adversely affected. In addition, if BXPE determines to sell assets to satisfy redemption requests, it may not be able to realize the return on such assets that it may have been able to achieve had BXPE sold at a more favorable time, and BXPE’s results of operations and financial condition, including, without limitation, breadth of its portfolio by property type and location, could be materially adversely affected.
Large Unitholders.
Because certain funds and accounts, including third-party managed vehicles, may have substantial investments in BXPE, BXPE may experience large redemptions or investments due to transactions in Units by such large unitholders, or similarly managed accounts. While it is impossible to predict the overall effect of these transactions over time, there could be an adverse impact on BXPE’s performance. In the event of such redemptions or investments, BXPE could be required to sell securities or to invest cash at a time when it may not otherwise desire to do so. Such transactions may increase BXPE’s brokerage and/or other transaction costs and affect the liquidity of BXPE’s Investments. In addition, when other investors own a substantial portion of Units, a large redemption by such an investor could (a) cause BXPE to exceed the redemption limits under the Unit Redemption Plan, resulting in the redemption of Units on a pro-rata
basis or (b) lead to an increase in BXPE’s actual expenses. Redemptions could also force BXPE to sell its assets and accelerate the realization of taxable capital gains if sales of securities result in capital gains. The impact of these transactions is likely to be greater when the significant investor purchases, redeems, or owns a substantial portion of Units. Amounts of Units submitted for redemption may vary materially over time, and investors will not have visibility into the number of Units redeemed in any given redemption period until its close. Because of this, if an investor submits a redemption request for Units during an ongoing redemption period in which the quarterly volume limitation is reached, it could become subject to some or all of the negative effects set forth above without notice.

When possible, the Sponsor will consider how to minimize these potential adverse effects, and may take such actions as it deems appropriate to address potential adverse effects, including by carrying out the transactions over a period of time, although there can be no assurance that such actions will be successful. A high volume of redemption requests can impact BXPE the same way as the transactions of a single unitholder with substantial investments. As an additional safeguard, the significant investor may manage the placement of its redemption requests in a manner designed to minimize the impact of such requests on BXPE’s day-to-day
operations. This may involve, for example, requesting redemptions of Units gradually over time.
Valuations and Returns
Valuations
. For the purposes of calculating BXPE’s monthly NAV, BXPE’s Direct Investments will generally initially be valued based on the transaction price; however, to the extent the Sponsor does not believe a Direct Investment’s transaction price reflects the current market value, the General Partner may adjust such valuation. In accordance with the Valuation Policy, the Sponsor will conduct a quarterly valuation of BXPE’s Direct Investments that will be reviewed and confirmed for reasonableness by BXPE’s independent valuation advisor with monthly valuation updates based on the latest available financial data and cash flow activity. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year. Additionally, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing BXPE’s assets and liabilities and calculating BXPE’s NAV. The Sponsor is not obligated to monitor Other Blackstone Accounts’ investments for events that could be expected to have a material impact on any Other Blackstone Accounts’ NAV during a quarter.
Although the valuations of each of BXPE’s Direct Investments will be reviewed and confirmed for reasonableness by BXPE’s independent valuation advisors at least once per quarter, such valuations are based on asset- and portfolio-level information provided by the Sponsor, including historical operating revenues and expenses of the Direct Investment, key customer relationships, information regarding recent or planned capital expenditures and any other information relevant to valuing the Direct Investment, which information will not be independently verified by any of BXPE’s independent valuation advisors. In connection with striking a NAV as of a date other than quarter end for share issuances and redemptions, the Sponsor will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process. The information provided may lead to a different result of the monthly valuation update than that of a quarterly valuation. The resulting potential disparity in NAV between a monthly valuation and a quarterly valuation may inure to the benefit of unitholders whose Units are redeemed or new purchasers of BXPE’s Units, depending on whether BXPE’s NAV per Unit for such class, or series of such class, is overstated or understated. Generally, none of BXPE’s independent valuation advisors will review the Sponsor’s valuations of the Investments in Debt and Other Securities. Such quarterly valuations and monthly updates will be subject to inherent uncertainty and will be made under a number of assumptions which may not ultimately be realized.
Within the parameters of the Valuation Policy, the valuation methodologies used to value BXPE’s Direct Investments and certain other Investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of BXPE’s Investments will be only estimates of fair value. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of BXPE’s assets may differ from their actual realizable value or future fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond BXPE’s control and the control of the General Partner, the BX Managers and BXPE’s independent valuation advisors. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. There will be no retroactive adjustment in the valuation of such assets, the offering price of BXPE’s Units, the price BXPE paid to redeem BXPE Units or
NAV-based
or performance-based fees it paid, directly or indirectly, to the Sponsor, BX Managers and the General Partner to the extent such valuations prove to not accurately reflect the realizable value of BXPE’s assets. While BXPE believes its NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds focused on Private Equity Investments may use different methodologies or assumptions to determine NAV. Other Blackstone Accounts face similar risks with respect to valuation and BXPE will incorporate the value of each relevant Other Blackstone Account’s NAV per unit into BXPE’s NAV to the extent BXPE has invested in such Other Blackstone Account. In addition, each relevant Other Blackstone Account’s NAV per unit used to calculate BXPE’s NAV may be as of a date several months earlier than the date as of which BXPE’s NAV is calculated and, as a result, BXPE’s NAV will often not incorporate the current NAV per unit of such Other Blackstone Account.
Uncertainty of Estimates
. Investment underwriting is based in significant part on estimates of future financial and economic performance, including current and future internal rates of return. Moreover, decisions on how to manage an Investment during its hold period are informed by expectations of future performance and projections of operating results, which are often based on management judgments. All of these estimates of future results are based upon, among other considerations, assumptions made at the time that the estimates are developed, including assumptions regarding the performance of BXPE’s Investments and assets, the amount and terms of available financing and the manner and timing of dispositions, including possible asset recovery, all of which are subject to significant uncertainty. There can be no assurance that the estimated results will be obtained, and actual results may vary significantly from the estimates. General economic conditions and other events, which are not predictable and may not have been anticipated, can have a material adverse impact on the reliability of such estimates. Moreover, other experts may disagree regarding the feasibility of achieving estimated returns. BXPE will make Investments which may have different degrees of associated risk. The actual realized returns on BXPE’s unrealized Investments may differ materially from the returns indicated herein or, with respect to its future investments, from the returns estimated at the time of acquisition, which, in each case, are not a guarantee or prediction of future results.
Changes in Valuations
. When the Sponsor determines the fair value of BXPE’s Direct Investments, the Sponsor updates the prior month-end
valuations by considering the latest available financial data for such Direct Investments, as well as any cash flow activity related to the investments during the month. On a quarterly basis, the Sponsor will value BXPE’s Direct Investments utilizing the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of BXPE’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that BXPE’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each private investment at least once per quarter. Additionally, the Sponsor will engage a second qualified independent valuation advisor to provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of BXPE’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. As a result, it is expected that each Direct Investment will be subject to multiple reviews by independent valuation advisors, including positive assurance at least quarterly and a range of values at least annually.

When these quarterly valuations are incorporated into BXPE’s NAV per Unit, there may be a material change in BXPE’s NAV per Unit amounts for each class, or series of a class, of Units from those previously reported. BXPE will not retroactively adjust the NAV per Unit of each class, or series of a class, reported for the previous month. Therefore, because a new quarterly valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation, may cause the NAV per Unit for each class, or series of a class, of Units to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
Limitations of NAV
. The Sponsor’s determination of BXPE’s monthly NAV per Unit will be based in part on the latest quarterly valuation of each of its Investments, as adjusted each month to incorporate the latest available financial data for such Investments, including any cash flow activity related to such Investments. As a result, BXPE’s published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation.
The Sponsor may, but is not obligated to, monitor BXPE’s Direct Investments on an ongoing basis for events that the Sponsor believes may have a material impact on BXPE’s NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one specific investment events that the Sponsor believes may have a material impact on the most recent fair values of such Direct Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by the Sponsor, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, provide an estimate of the change in value of the Direct Investment, based on the valuation procedures for Direct Investments described in “—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Calculation of Net Asset Value.” In addition to tracking the NAV plus related cash flows of BXPE’s Primary Commitments and Secondary Investments, the Sponsor may, but is not obligated to, track relevant issuer-specific events or broader market-driven events that the Sponsor believes may have a material impact on BXPE’s NAV as a whole, and the most recent fair values of BXPE’s Primary Commitments and Secondary Investments. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund. The Sponsor may consider such information and may conclude in certain circumstances that a material event has occurred such that the latest information provided by the investment fund’s investment advisor or investment manager no longer represents the fair value of a particular asset held by such investment fund. If the Sponsor concludes in good faith that the latest NAV reported by an investment fund’s investment advisor or investment manager does not represent fair value (e.g., there is more current information regarding a portfolio asset which significantly changes its fair value) the Sponsor may make a corresponding adjustment to reflect the current fair value of such asset within such investment fund, applying the valuation methodologies for Direct Investments described in “—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Calculation of Net Asset Value.”
In general, the Sponsor expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in BXPE’s monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that BXPE’s NAV may be appropriately adjusted in accordance with the Valuation Policy. Depending on the circumstance, the resulting potential disparity in BXPE’s

NAV may be in favor or to the detriment of either unitholders who redeem their Units, or unitholders who buy new Units, or existing unitholders. The methods used by the Sponsor to calculate BXPE’s NAV, including the components used in calculating BXPE’s NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and BXPE’s NAV is not audited by BXPE’s independent registered public accounting firm. BXPE calculates and publishes NAV solely for purposes of establishing the price at which BXPE sells and redeems Units, and you should not view BXPE’s NAV as a measure of BXPE’s historical or future financial condition or performance. The components and methodology used in calculating BXPE’s NAV may differ from those used by other companies now or in the future.
The valuations of BXPE’s assets may differ from liquidation values that could be realized in the event that BXPE were forced to sell assets.
Additionally, errors may occur in calculating BXPE’s NAV, which could impact the price at which BXPE’s sells and redeems its Units, the amount of the Management Fee, Administration Fee and the Performance Participation Allocation. The Sponsor, with the support of the BX Managers, has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the General Partner, with the support of the BX Managers, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee, Administration Fee and the Performance Participation Allocation, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Blackstone’s policies and procedures, making adjustments to prior NAV calculations.
Potential Conflicts of Interest
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Sponsor, BXPE, the Other Blackstone Accounts, the Portfolio Entities of BXPE and Other Blackstone Accounts and affiliates, partners, members, shareholders, officers, directors and employees (current and former) of the foregoing, some of which are described herein. Additional conflicts of interest are also expected to arise by virtue of BXPE’s Investments in Third-Party Fund Managers and their investment activities (including, where applicable, their management of Third-Party Pooled Investment Vehicles), although such Third-Party Fund Managers and Third-Party Pooled Investment Vehicles will not be considered “affiliates” of Blackstone or BXPE for any purpose. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. Potential unitholders should review these disclosures and the Investment Manager’s Form ADV carefully for additional risks and conflicts disclosure before making an investment decision.
Subject to the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, as applicable, if any matter arises that the Sponsor and its affiliates determine in their good faith judgment constitutes an actual and material conflict of interest, the Sponsor and relevant affiliates will take the actions they determine in good faith may be necessary or appropriate to mitigate and/or disclose the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to BXPE or the unitholders. Thereafter, the Sponsor and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.
Actions that could be taken by the Sponsor or its affiliates to mitigate a conflict include, by way of example and without limitation (subject to the terms of the BXPE U.S. Partnership Agreement), (a) if applicable, handling the conflict as described in this report, (b) obtaining from the BXPE U.S. Board of Directors (or the Independent Directors) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the BXPE U.S. Board of Directors to address the conflict, (c) disposing of the investment or security giving rise to the conflict of interest, (d) disclosing the conflict to the BXPE U.S. Board of Directors, including the Independent Directors, as applicable, or unitholders (including, without limitation, in distribution notices, financial statements, letters to unitholders or other communications), (e) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (f) validating the arm’s length nature of the transaction by referencing participation by unaffiliated third parties, (g) in the case of conflicts among clients, creating groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (h) implementing policies and procedures reasonably designed to mitigate the conflict of interest, (i) relying on investment decisions that were made by the general partner (or similar managing entity) of any Other Blackstone Account alongside or through which BXPE invests or (j) otherwise handling the conflict as determined appropriate by the Sponsor in its good faith reasonable discretion.
Subject to the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, as applicable, the General Partner has significant discretion in analyzing and determining whether any material conflict of interest exists and therefore whether to require consent by the applicable board of directors. Unless otherwise required by the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, the General Partner is expected to determine in many cases that, although a potential for conflict may exist, such potential conflict does not rise to a material conflict of interest requiring such consent, including because of the presence or implementation of mitigation factors described above or elsewhere in this report, or because of the presence or implementation of other facts or mitigants that the General Partner determines to be sufficient, in which case no such consent will be required. There can be no assurance that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to BXPE. For the avoidance of doubt, subject to the BXPE U.S. Partnership Agreement, where the consent or approval of any limited partner advisory committee or other applicable conflict mitigation is sought with respect to any Other Blackstone Account matter, the consent or approval of the BXPE U.S. Board of Directors shall not be required in connection with such matter and the lack thereof shall not prevent any Other Blackstone Account from proceeding on the basis of any Other Blackstone Account’s limited partner advisory committee’s consent or approval (including in circumstances in which BXPE does not similarly proceed). Conversely, to the extent the limited partner advisory committee (or other applicable conflict mitigation) of any Other Blackstone Account does not consent to or approve of a matter, notwithstanding the consent or approval of the BXPE U.S. Board of Directors to such matter or the determination by the General Partner that such consent or approval is not necessary, the Sponsor may determine not to proceed, which could result in BXPE not participating in transactions that the Sponsor otherwise believes would be beneficial for BXPE.
BXPE is subject to certain conflicts of interest arising out of BXPE’s relationship with Blackstone, including the Sponsor and its affiliates. Certain members of the Boards of Directors are also executives of Blackstone and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by BXPE, the terms of the BXPE U.S. Partnership Agreement or the Feeder Partnership Agreement, the terms and conditions of the Investment Management Agreement, or the policies and procedures adopted by the Boards of Directors, General Partner, the BX Managers, Blackstone and their affiliates will enable BXPE to identify, adequately address or mitigate these conflicts of interest, or that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to BXPE, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them.
Performance-Based Compensation.
The Performance Participation Allocation creates a greater incentive for the Sponsor to make more speculative Investments on behalf of BXPE or time the purchase or sale of Investments in a manner motivated by the personal interest of Blackstone personnel than if such performance-based compensation did not exist, as the Sponsor receives a disproportionate share of profits above the preferred return hurdle. A similar incentive exists at the level of the Third-Party Fund Managers in which BXPE may invest. The general partner clawback with respect to BXPE’s indirect clawback liability pertaining to Third-Party Fund Managers in which BXPE may invest in respect of BXPE’s applicable share of carried interest generated by such Third-Party Fund Managers, potentially creates other misalignments of interests between such Third-Party Fund

Managers, on the one hand, and the investors in the Third-Party Pooled Investment Vehicles on the other hand, such as an incentive for the Third-Party Fund Managers to make more speculative investments, to defer disposition of an investment that would result in a realized loss (or a return on investment that was less than the preferred return, where applicable under the organizational documents of the relevant Third-Party Pooled Investment Vehicle) and trigger the clawback, or delay the dissolution and liquidation of a Third-Party Pooled Investment Vehicle if doing so would trigger a clawback obligation and/or seek to deploy capital in investments at an accelerated pace. Blackstone will generally have no control over the decision to dispose of underlying investments made by Third-Party Fund Managers in which it invests and will be reliant upon such Third-Party Fund Managers to make such decisions in a fair and reasonable manner and on a timely basis. In addition, the current U.S. federal income tax law provides for a lower capital gains tax rate on performance-based compensation from Investments held for at least three years, which can be expected to incentivize Third-Party Fund Managers in which BXPE invests to accelerate deployment of capital at the beginning of the investment period of closed-ended funds they manage, and the Sponsor and Third-Party Fund Managers in which BXPE invests to hold investments longer to ensure long-term capital gains treatment or dispose of investments prior to any change in law that would result in a higher effective income tax rate on the Performance Participation Allocation or equivalent performance-based compensation respectively. Furthermore, in the event of liquidation of BXPE, the Sponsor may receive a Performance Participation Allocation with respect to a distribution in-kind
of
non-marketable
securities. The amount of the Performance Participation Allocation will be dependent on the valuation of the non-marketable
securities distributed, which will be determined by the Sponsor and could incentivize the Sponsor to value the securities higher than if there were no Performance Participation Allocation. The Sponsor can engage a third party to determine the value of securities distributed in-kind
or
non-marketable
securities and rely upon the third-party opinion of value, but there can be no assurance such an opinion will reflect value accurately. See also “—Valuation Matters” herein. The Sponsor is entitled to elect to receive its Performance Participation Allocation in the form of an in-kind
distribution of marketable securities of the related Portfolio Entity, including, but not limited to, if the purpose of such election is to permit one or more Blackstone personnel to donate such securities to charity (which may include private foundations, funds or other charities associated with any such personnel, or their respective family members), to the extent permitted by applicable law. The tax benefit derived from charitable giving has the effect of reinforcing and/or enhancing the Sponsor’s incentives otherwise resulting from the existence of the Sponsor’s Performance Participation Allocation described above and therefore conflicts of interest may arise in making decisions on BXPE’s behalf.
In addition, the Investment Manager will be paid a fee for its services based on BXPE’s NAV, which will be calculated by the Sponsor. The Investment Manager will receive the Management Fee, equal to (a) 1.25% of the Aggregator’s NAV per annum attributable to
Class I-Series
I Units, (b) 1.05% of the Aggregator’s NAV per annum attributable to
Class I-Series
II Units and (c) 0.95% of the Aggregator’s NAV per annum attributable to
Class I-Series
III Units, and the Administration Fee, equal to 0.10% of BXPE’s NAV per annum. The Investment Manager may elect to receive the Management Fee and the Administration Fee in cash or Units. The Management Fee will be payable to the Investment Manager in consideration for its services. The calculation of BXPE’s NAV includes certain subjective judgments with respect to estimating, for example, the value of BXPE’s portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an investment), and therefore, BXPE’s NAV may not correspond to realizable value upon a sale of those assets. The Investment Manager may benefit from BXPE retaining ownership of its assets at times when unitholders may be better served by the sale or disposition of BXPE’s assets in order to avoid a reduction in its NAV. If BXPE’s NAV is calculated in a way that is not reflective of its actual realizable value or future value, then the purchase price of Units or the price paid for the redemption of Units on a given date may not accurately reflect the value of BXPE’s portfolio, and such Units may be worth less than the purchase price or more than the redemption price.

As further described in “—Item 1. Business – Compensation of the Sponsor”, the Performance Participation Allocation, Management Fee and Administration Fee will be payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXPE indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable reference period or month (as the case may be). Accordingly, this reduces the Sponsor’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.
Allocation of Personnel.
The Sponsor will devote such time and attention to BXPE as it determines to be necessary to conduct its business affairs in an appropriate manner. However, Blackstone personnel, including members of the BXPE Investment Committee, will work on other projects, serve on other committees (including boards of directors, as applicable) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their Portfolio Entities, including other investment programs to be developed in the future. Certain members of the Sponsor’s investment team are also members of Other Blackstone Accounts’ investment teams and will continue to serve in those roles (and, in certain circumstances, will devote a majority of their time and attention to such roles) and as a result not all of their business time will be devoted to the Sponsor or to BXPE. Certain non-investment
professionals are not dedicated solely to BXPE and are permitted to perform work for Other Blackstone Accounts, which is expected to detract from the time such persons devote to BXPE. In this regard, however, a core group of Blackstone investment professionals will devote such time and attention as is reasonably necessary to the business related to BXPE and its Investments. Even some key personnel of the Sponsor who devote substantially all of their time and attention to Blackstone’s Private Equity Investments generally and matters relating thereto within the Sponsor group do not devote their time and attention predominantly, or solely, to BXPE, as the Sponsor group is one of various programs within Blackstone’s private equity business, and such personnel will, in certain circumstances, also be shared with the other Blackstone businesses and funds/strategies that may be launched in the future. Time spent on these other initiatives diverts attention from the activities of BXPE, which could negatively impact BXPE and unitholders. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel outside Blackstone’s private equity platform share in the fees and performance-based compensation from BXPE; similarly, Blackstone’s private equity platform personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest and attention in the allocation of time and attention by Blackstone personnel. The Sponsor’s determination of the amount of time and attention necessary to conduct BXPE’s activities will be conclusive, and unitholders rely on the Sponsor’s judgment in this regard.
In addition, professionals of the Sponsor have participated and are expected to participate in a Blackstone-sponsored program whereby any professional of the Sponsor may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction involving any Third-Party Fund Manager or Third-Party Pooled Investment Vehicle to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include carried interest generated by a fund managed by such other business unit of Blackstone (or potentially even in a Third-Party Fund Manager). While not expected to be material, the amount of any carried interest or other compensation received in connection with any such program could ultimately be material and could involve a variety of conflicts of interests relating to such professional’s responsibilities with respect to BXPE and its Portfolio Entities, the incentive they would have to refer transactions to other Blackstone business units, and the financial interests they could have in Other Blackstone Accounts (including those that could invest in the same Portfolio Entities as BXPE or could transact with BXPE, for example, in cross transactions) as a result of their participation in the aforementioned program.
Outside
Activities of Principals and Other Personnel
and their
Related Parties
.
Certain personnel of Blackstone will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to BXPE, Other Blackstone Accounts and their respective Portfolio Entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of BXPE, including if such other entities compete with BXPE for investment opportunities or other resources. The Blackstone personnel in question could have a greater financial interest in the performance of the other entities than the performance of BXPE. This involvement would create conflicts of interest in making Investments on behalf of BXPE and such other funds, accounts and other entities. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for BXPE. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, venture capital funds, real estate funds, hedge funds and other investment vehicles (it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for BXPE, Other Blackstone Accounts and/or Blackstone), as well as engage in other personal trading activities relating to companies, assets, securities or instruments it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for BXPE, Other Blackstone Accounts and/or Blackstone (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by BXPE or Other Blackstone Accounts, or otherwise relate to companies or issuers in which BXPE has or acquires a different principal investment (including, for example, with respect to seniority) which may give rise to conflicts of interest related to misaligned interests between BXPE and such persons, it being understood that where Blackstone personnel make investments in alternative investment funds and other investment vehicles with the intent to source investments for BXPE or Other Blackstone Accounts, there is a greater likelihood that BXPE or such Other Blackstone Accounts will invest in companies in which Blackstone personnel hold an indirect interest. There could be situations in which such alternative investment funds invest in the same portfolio companies as BXPE and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, BXPE. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of BXPE. This conflict is furthered by the overlap in senior leadership among the Sponsor and various Blackstone business units. Unitholders will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to BXPE and may not receive notice should BXPE make investments in which such persons hold indirect interests. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for BXPE.
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which BXPE invests and/or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential Investments of BXPE or other counterparties of BXPE and its Portfolio Entities and/or assets. Moreover, in certain instances, BXPE or its Portfolio Entities can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, including the Sponsor, in deciding whether to select, recommend or create such service providers to perform services for BXPE or a Portfolio Entity (the cost of which will generally be borne directly or indirectly by BXPE or such Portfolio Entity, as applicable) and to incentivize Blackstone to engage such service provider over a third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and the Sponsor undertakes no obligations to select service providers who may have lower rates. The Sponsor undertakes no minimum amount of benchmarking. To the extent the Sponsor does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not the Sponsor has a relationship with, or receives financial or other benefit from recommending, a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. In most such circumstances, the BXPE U.S. Partnership Agreement will not preclude BXPE from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Sponsor. The unitholders rely on the Sponsor to manage these conflicts in its sole discretion.
One or more Portfolio Entities (the “Designated Portfolio Entities”) may employ certain personnel (the “Dedicated Portfolio Entity Personnel”) who devote substantially all of their business time to such Designated Portfolio Entities. Dedicated Portfolio Entity Personnel may have certain qualities of and/or may perform certain functions which were previously performed by Blackstone employees. For example, Dedicated Portfolio Entity Personnel may include a chief investment officer or another individual who will evaluate and source investments with respect to the applicable Designated Portfolio Entity. This person would be an employee of the Designated Portfolio Entity (and receive payments, including salaries, benefits and other compensation (which could include performance-based compensation) from the Designated Portfolio Entity instead of from Blackstone), but he/she could also be expected to participate in regular meetings pertaining to the Designated Portfolio Entity with Blackstone personnel. He/she could also be delegated authority by the investment committee of the Designated Portfolio Entity to make certain investment decisions or otherwise perform management functions with respect to the Designated Portfolio Entity. Dedicated Portfolio Entity Personnel may be offered the ability to invest in (or co-invest
alongside) BXPE on preferential terms.
Secondments and Internships.
Certain personnel of Blackstone and its affiliates, including Consultants (as defined herein), will, in certain circumstances, be seconded to one or more Portfolio Entities, vendors and service providers or unitholders of BXPE and of Other Blackstone Accounts to provide finance, accounting, operational support, technology, data management (including artificial intelligence) and other similar services, including the sourcing of Investments for BXPE or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne (in whole or in part) by Blackstone and its affiliates or the organization for which the personnel are working or both (including fees for acquisition and/or transaction services to brokers, Consultants (including sustainability consultations) or other finders). In addition, personnel of Portfolio Entities, vendors, service providers (including law firms and accounting firms) and unitholders of BXPE and of Other Blackstone Accounts will, in certain circumstances, be seconded to serve internships at, receive trainings from or otherwise provide consulting services to, Blackstone, BXPE, Other Blackstone Accounts and the Portfolio Entities of BXPE and of Other Blackstone Accounts. While often BXPE, Other Blackstone Accounts and their Portfolio Entities are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the Portfolio Entity, vendor or service provider also provides services to BXPE, Other Blackstone Accounts or Blackstone in the ordinary course. BXPE and its Portfolio Entities can be expected to pay compensation or cover fees or expenses associated with such secondees and interns, and if a Portfolio Entity pays the cost, it will be borne directly or indirectly by BXPE. If Blackstone or the Sponsor pays salaries or covers expenses associated with such secondees and interns, they could seek reimbursement from BXPE for such amounts. Additionally, the Sponsor, Blackstone, BXPE, Other Blackstone Accounts or their respective Portfolio Entities could receive benefits from arrangements, including arrangements at no or reduced cost, with secondees or interns employed by service providers or vendors (or affiliates thereof) that provide services to, or whose employees serve as secondees or interns to, BXPE (or its Portfolio Entities) that bear the compensation, fees or expenses associated with such services, secondees or interns. Furthermore, such arrangements, including those at no or reduced cost, could include secondees or interns who perform services for the benefit of the Sponsor, Blackstone, BXPE, Other Blackstone Accounts or their respective Portfolio Entities that do not benefit BXPE or its Portfolio Entities.
To the extent secondee or intern, compensation, fees or expenses are borne by BXPE, including indirectly through its Portfolio Entities or reimbursement of Blackstone for such cost, Fund Fees will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above can be expected to provide services in respect of multiple matters, including in respect of matters related to the Sponsor, Blackstone, BXPE, Other Blackstone Accounts, Portfolio Entities, each of their respective affiliates and related parties, and any costs of such personnel could be allocated accordingly. The Sponsor and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to the sponsor, Blackstone, BXPE, Other Blackstone Accounts, Portfolio Entities and other parties based on time spent by the personnel or another methodology the Sponsor or Blackstone deems appropriate in a particular circumstance.
In addition, there could be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded to or temporarily hired by BXPE’s Portfolio Entities or, at times, BXPE’s Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts Portfolio Entities by BXPE’s Portfolio Entities (or its Investments) will result in a potential conflict of interest between BXPE’s Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by BXPE or its relevant Portfolio Entities, as applicable, and the fees paid by BXPE or such Portfolio Entities to other Portfolio Entity service providers or vendors do not offset or reduce the Fund Fees. See also “—Portfolio Entity Service Providers and Vendors” herein.
Other Benefits.
The Sponsor, its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of BXPE, the value of which will not offset or reduce Fund Fees or otherwise be shared with BXPE, its Portfolio Entities or the unitholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back,” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the Sponsor, its affiliates or their personnel or related parties receiving it, even though the cost of the underlying service is borne by BXPE as Fund Expenses or by its Portfolio Entities. See also “—Service Providers, Vendors and Other Counterparties Generally” herein. Similarly, the Sponsor, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by Portfolio Entities and customers or suppliers of such Portfolio Entities. The unitholders consent to the existence of these arrangements and benefits.
Advisors, Consultants and Partners.
The Sponsor, its affiliates and their respective personnel and related parties engage and retain strategic advisors, consultants, senior advisors, operating advisors, executive advisors, industry experts, joint venture and other partners and professionals and market participants, any of whom might be current or former executives or other personnel of the Sponsor, its affiliates or Portfolio Entities of BXPE or of Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, BXPE, Other Blackstone Accounts and their Portfolio Entities retain and pay compensation to Consultants to provide services, or to undertake a build-up
strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by BXPE or a Portfolio Entity to Consultants in connection with the above services, including cash fees, profits or equity interests in a Portfolio Entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as Fund Expenses or expenses of the Portfolio Entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Sponsor or its affiliates, be chargeable to the Sponsor or its affiliates or deemed paid to or received by the Sponsor or its affiliates, or offset or reduce any Fund Fees to the Sponsor or be subordinated to return of the unitholder’s capital. Amounts charged by Consultants will not necessarily be confirmed as being comparable to market rates for such services. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on BXPE’s behalf including access to confidential information regarding the Portfolio Entities and possible future deal origination to the extent applicable with the Funds or Other Blackstone Accounts – for example, in the same way that executives from portfolio companies of Other Blackstone Accounts may provide insight and/or deal origination for BXPE’s benefit, the work performed by executives of BXPE’s Portfolio Entities may benefit Consultants and/or Other Blackstone Accounts. Consultants may attend events and/or meetings sponsored by BXPE’s Portfolio Entities and/or Other Blackstone Accounts or other members of the Blackstone network, and similarly, members of the

Blackstone network may attend any meetings of BXPE and may be involved in fundraising activities on behalf of Blackstone. Also, Consultants (including for this purpose, strategic investors described in “—Syndication; Warehousing”) often may be afforded the right to co-invest
alongside BXPE in Portfolio Entities and Investments or invest directly in products managed by Third-Party Fund Managers in which BXPE invests, participate in long-term incentive plans of a Portfolio Entity or Third-Party Fund Manager, and invest directly in BXPE or in vehicles controlled by BXPE, with reduced or waived Fund Fees and performance-based compensation (where permitted by applicable law), including potentially after the termination of their engagement by or other status with Blackstone, and such co-investment
or participation (which generally will result in BXPE being allocated a smaller share of an Investment than would otherwise be the case in the absence of such side-by-side
co-investment
rights and such
co-investment
or participation (which generally will result in BXPE being allocated a smaller share of an Investment and less co-investment
being available to unitholders)) may or may not be considered part of Blackstone’s side-by-side
co-investment
rights, as determined by the Sponsor or its affiliates in their sole discretion. Consultants’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Consultant. Moreover, in negotiating and structuring transactions with Consultants of BXPE or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations holistically, which can in some circumstances result in a cost to BXPE (or otherwise make the terms of the transaction less favorable for BXPE).
The General Partner may cause BXPE to bear a portion or the entire amount of organizational and ongoing expenses (or broken deal expenses, if applicable) relating to the Consultant’s co-investment
alongside BXPE as Fund Expenses or as expenses of the Portfolio Entity, notwithstanding that the Consultant and other equity holders in that Portfolio Entity will receive the benefit of any returns that result from Consultant services.
The time, dedication, nature of the relationship and scope of work of a Consultant varies considerably. In some cases, a Consultant advises Blackstone on transactions, provides the Sponsor with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of Portfolio Entities and contributing to the identification and origination of new investment opportunities. BXPE may rely on these Consultants to recommend the Sponsor and BXPE as a preferred investment partner and carry out its investment program, but there is no assurance that any Consultant will continue to be involved with BXPE for any length of time. The Sponsor and BXPE can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have certain attributes of Blackstone “employees” (e.g., they can be expected to have offices (and potentially, have dedicated office space) at Blackstone, receive administrative support from Blackstone personnel, participate in certain meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related email addresses or business cards and participate in certain arrangements (e.g., the side-by-side
program) typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the BXPE U.S. Partnership Agreement and the Investment Management Agreement, as applicable, and their salary and related expenses are paid by BXPE as Fund Expenses or by Portfolio Entities without any reduction or offset to Fund Fees. Some Consultants work only for BXPE and its Portfolio Entities, while other Consultants may have other clients, including Other Blackstone Accounts, as described below. In particular, in some cases, Consultants, including those with a “Senior Advisor,” “Operating Advisor” or “Executive Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to the Sponsor potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Sponsor under the Investment Management Agreement and/or the BXPE U.S. Partnership Agreement, the compensation to such Consultants could be borne fully by BXPE and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor. Consultants could have conflicts of interest between their work for BXPE and its Portfolio Entities, on the one hand, and themselves or other clients, on the other hand, and the Sponsor is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants are permitted to provide services on behalf of both BXPE and Other Blackstone Accounts, and any work performed by Consultants retained on behalf of BXPE could benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit BXPE), and the Sponsor shall have no obligation to allocate any portion of the costs to be borne by BXPE in respect of such Consultant to such Other Blackstone Accounts, except as described below. In certain cases, including where BXPE does not own a controlling interest in a Portfolio Entity, the Portfolio Entity, its management and/or equity holders potentially will not agree to engage and/or bear the costs of Consultants. In such cases, where the General Partner believes the services of the Consultant will benefit a Portfolio Entity, it is authorized to cause BXPE to bear such costs directly, resulting in BXPE bearing a disproportionate share of those costs vis-à-vis
other equity holders of a Portfolio Entity, notwithstanding that other equity holders in that Portfolio Entity will receive the benefit of any returns that result from Consultant services.
As an example of the foregoing, in Investments including a “platform company,” BXPE will in certain circumstances, enter into an arrangement from time to time with one or more individuals (who may be former personnel of Blackstone or current or former personnel of Portfolio Entities of BXPE or of Other Blackstone Accounts, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a new business line or a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant Portfolio Entity, as the case may be, could include the following with respect to Investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant Portfolio Entity could be compensated with a salary and equity incentive plan, including a portion of profits derived from BXPE or a Portfolio Entity or asset of BXPE (which may take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Such compensation could be based on assets under management and/or a waterfall similar to a carried interest, respectively, or other similar metric, which will not be subject to the management fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former senior advisors or consultants to the Sponsor, its affiliates and/or Portfolio Entities of Other Blackstone Accounts, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. See also “—Blackstone-Affiliated Service Providers” herein. In such circumstances, BXPE would initially invest capital to fund some or all of the costs of such platform companies, including costs related to overhead (including rent, utilities, benefits, salary or retainers for the individuals and/or their affiliated entities) and the sourcing, costs of due diligence and analysis of Investments, as well as the compensation for the individuals and entity undertaking the build-up
strategy. Such expenses could be borne directly by BXPE as Fund Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a Portfolio Entity. None of such Portfolio Entities or Consultants will be treated as affiliates of the Sponsor for purposes of the BXPE U.S. Partnership Agreement and/or Management Agreement and none of the fees, costs or expenses described above will reduce or offset Fund Fees. The activities performed by investment professionals at platform companies will in certain cases be similar to the investment management activities performed by the Sponsor’s investment professionals in respect of BXPE. In such cases, BXPE will both indirectly bear the compensation expenses for the platform companies’ investment professionals and directly bear the management fees in respect of capital invested by BXPE in such platform companies. The Sponsor could have an incentive to cause BXPE to invest in platform companies in circumstances where such investments have the effect of reducing (or avoiding a need to increase) the number of investment professionals that the Sponsor needs to employ in respect of BXPE.
In addition, the Sponsor will, in certain circumstances, engage third parties as Consultants (or another similar capacity) in order to advise it with respect to existing Investments, specific investment opportunities, and economic and industry trends. Such Consultants are permitted to receive reimbursement of reasonable related expenses by Portfolio Entities or BXPE and may have the opportunity to invest in a portion of the assets available to BXPE for investment which may be taken by the Sponsor and its affiliates. If such Consultants generate investment opportunities on BXPE’s behalf, such Consultants are permitted to receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by BXPE and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor.
Blackstone provides strategic support services to Third-Party Fund Managers in which Other Blackstone Accounts invest, including, without limitation, client development, fundraising, marketing, strategy, product development, HR / talent management and other operational assistance and value creation (as provided in the constituent documents of such Other Blackstone Accounts). Expenses associated with such services, including the allocation of the compensation and benefits of the strategic support personnel performing such services, are allocated between such Other Blackstone Accounts, the relevant Blackstone investment adviser and/or an affiliate thereof, as determined by such investment adviser in good faith in accordance with its strategic support expense policy. In connection with an Investment by BXPE in a Third-Party Fund Manager in or alongside Other Blackstone Accounts or related vehicles, BXPE could be required to bear, directly or indirectly, a portion of the expenses associated with the strategic support services provided to such Third-Party Fund Manager.
Multiple Blackstone Business Lines.
Blackstone has multiple business lines, including the Blackstone Capital Markets Group (“BXCM”), which Blackstone, BXPE, its Portfolio Entities and Other Blackstone Accounts and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. There will be no limitations on the ability of such other business units to provide services to or engage in transactions with Third-Party Fund Managers in which BXPE invests and their affiliates or Portfolio Entities, and unitholders will not be entitled to share in any fees or payments received in respect of any such services or transactions or receive notice thereof, and any such fees or payments will not result in any offset to Fund Fees. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits BXPE’s ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with the Sponsor that would be relevant to monitoring BXPE’s Investments and other activities, including as a result of information received from Third-Party Fund Managers in connection with such other Blackstone businesses. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit the ability of BXPE or its Portfolio Entities and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits BXPE and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete
in connection with a sale or other transaction or agreed to other restrictions that could impact BXPE’s ability to consummate investments. These types of restrictions may negatively impact BXPE’s ability to implement its investment program. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein. Finally, Blackstone personnel who are members of the investment team or the BXPE Investment Committee may be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other personal or business activities, in which case BXPE will not benefit from their experience. The unitholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to BXPE. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on BXPE’s behalf, the Sponsor will consider such relationships (including any incentives or disincentives as part of such relationship) when evaluating an investment opportunity and such relationships can be expected to influence the Sponsor’s decision to make or not make particular investments on BXPE’s behalf. BXPE could also co-invest
with investors of Blackstone or Other Blackstone Accounts in particular investments, and the relationship with such parties could influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to BXPE (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). BXPE could be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments that Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to BXPE. See “—Other Blackstone Accounts; Allocation of Investment Opportunities” and “—Portfolio Entity Relationships Generally” herein. BXPE may also co-invest
with Other Blackstone Accounts or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Sponsor with respect to BXPE’s Investments and otherwise result in a conflict. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein.
Finally, Blackstone and Other Blackstone Accounts could acquire Units of BXPE in the secondary market. Blackstone and Other Blackstone Accounts would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of BXPE’s Investments.
Minority Investments in Asset Management Firms.
Blackstone and Other Blackstone Accounts regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, BXPE, Other Blackstone Accounts and their respective Portfolio Entities, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio entities. It is contemplated that BXPE will participate in these kinds of investments. Typically, the Blackstone-related party with an interest in the asset management firm would be entitled to receive a share of carried interest / performance-based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone-related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third-party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone, BXPE and Other Blackstone Accounts do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control
investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone, BXPE and Other Blackstone Accounts will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers will not be deemed “affiliates” of Blackstone for any purpose, Blackstone could, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic / revenue sharing interest therein may give rise to conflicts of interest. BXPE may from time to time participate in such investments alongside Other Blackstone Accounts. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the Investments of BXPE to claims by third parties in connection with such Investments (as indirect owners of such asset management firms or similar businesses) that could have an adverse financial or reputational impact on the performance of BXPE. Furthermore, it is expected that BXPE, its affiliates and their respective Portfolio Entities will engage in transactions with, and buy and sell Investments from, any such third-party asset managers and their sponsored funds, and make investments in vehicles sponsored by such third-party asset managers, which may result in the Blackstone-related party earning carried interest / performance-based incentive compensation and/or fee income in respect of any such transactions. Subject to the terms of the BXPE U.S. Partnership Agreement, such transactions and other commercial arrangements between BXPE and its Portfolio Entities, on the one hand, and such third-party asset managers on the other may not be subject to approval by the BXPE U.S. Board of Directors. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and BXPE and its Portfolio Entities, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of BXPE. Unitholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions.
Blackstone Policies and Procedures; Information Walls.
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures, such as Blackstone’s information wall policy, implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that BXPE expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including, but not limited to, private equity, growth equity, a credit business, a secondary funds business, an infrastructure business, an insurance solutions business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between BXPE and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that BXPE expects to utilize for the purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public
information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to BXPE, might become restricted to those other respective businesses and otherwise be unavailable to BXPE. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of BXPE to effectively achieve their investment objective by unduly limiting the investment flexibility of BXPE and/or the flow of otherwise appropriate information between the Sponsor and other business units at Blackstone. For example, in some instances, personnel of Blackstone may be unable to assist with the activities of BXPE as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, in some instances, BXPE may not be able to initiate a transaction that it otherwise might have initiated and may not be able to arrange for the sale and liquidation of all or any portion of an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
In addition, to the extent that Blackstone is in possession of material non-public
information or is otherwise restricted from trading in certain securities, BXPE and the Sponsor may also be deemed to be in possession of such information or otherwise restricted which could reduce BXPE’s investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of BXPE and/or its Portfolio Entities and their affiliates’ ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for BXPE, may require BXPE to share such opportunities or otherwise limit the amount of an opportunity BXPE can otherwise take.

Data.
Blackstone receives, generates or obtains various kinds of data and information from BXPE, Other Blackstone Accounts, their Portfolio Entities, BXPE’s unitholders and investors in Other Blackstone Accounts, and service providers, including, but not limited to, data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, energy usage, carbon emissions and related metrics, customer and user data, employee and contractor data, supplier and cost data, and other related metrics, financial information, commercial and transactional data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from BXPE, Other Blackstone Accounts, their Portfolio Entities, BXPE’s unitholders and investors in Other Blackstone Accounts. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements with BXPE, Other Blackstone Accounts, their respective Portfolio Entities, unitholders and limited partners in Other Blackstone Accounts as well as with related parties and service providers, which will give Blackstone access to (and rights regarding, including use, ownership, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with BXPE. Further, this alternative data is expected to be aggregated across BXPE, Other Blackstone Accounts, and their respective Portfolio Entities. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on behalf of BXPE and Other Blackstone Accounts, information obtained from BXPE, its Portfolio Entities, and, at their election, certain unitholders and investors in Other Blackstone Accounts also provides material benefits to Blackstone, Other Blackstone Accounts or Portfolio Entities, typically without compensation or other benefit accruing to BXPE, its unitholders or Portfolio Entities. For example, information from a Portfolio Entity owned by BXPE can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone’s ability to provide advice or direction to a company’s management team on strategy or operations, and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the Portfolio Entity, typically without compensation or benefit to BXPE or its Portfolio Entities. Blackstone is expected to serve as the repository for such data described in this paragraph, including with ownership, use and distribution rights therein. Blackstone may also share data from a Portfolio Entity (on an anonymized basis) with a portfolio entity of an Other Blackstone Account, which may increase a competitive disadvantage for, and indirectly harm, such Portfolio Entity (although the opposite may be true as well, in which case a Portfolio Entity of the Fund may receive data from a portfolio company of an Other Blackstone Account). In addition, Blackstone may have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties (including confidentiality agreements entered into with Third-Party Fund Managers in which BXPE invests) to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use and distribution of material non-public
information, Blackstone is generally free to use and distribute data and information from BXPE and its Portfolio Entities’ activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to trading activities or other uses for BXPE’s benefit and/or the benefit of Blackstone or an Other Blackstone Account. This may include utilizing information received from Third-Party Fund Managers in furtherance of such purpose, subject to confidentiality obligations owed by the Sponsor or its affiliates. Any confidentiality obligations of BXPE do not limit Blackstone’s ability to do so. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry could, subject to applicable law, be enhanced by information provided by or relating to a Portfolio Entity or a Third-Party Fund Manager in the same or related industry. Such trading or other business activities are expected to provide a material benefit to Blackstone without compensation or other benefit to BXPE or its unitholders.

The sharing and use of “big data” and other information presents potential conflicts of interest and the unitholders acknowledge and agree that any benefits received by Blackstone or its personnel (including fees (in cash or in-kind),
costs and expenses) will not be subject to Fund Fee offset provisions or otherwise shared with BXPE or its unitholders. As a result, the Sponsor has an incentive to pursue Investments that have data and information that can be utilized in a manner that benefits Blackstone or Other Blackstone Accounts. See also “—Blackstone-Affiliated Service Providers” and “—Data Services” herein.
Buying and Selling Investments or Assets from Certain Related Parties.
BXPE and its Portfolio Entities have purchased or sold and/or can be expected to purchase or sell investments or assets, including seasoned investments and interests in Other Blackstone Accounts, from/to unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, including the parties which such unitholders, Portfolio Entities of Other Blackstone Accounts, own or have invested in. In certain circumstances, it can be expected that the proceeds received by a seller from BXPE in respect of an investment or asset will be distributed, in whole or in part, to a related party (i.e.
,
a unitholder, Other Blackstone Account and/or portfolio companies thereof) of BXPE when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller). In such circumstances, unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties, may also have limited governance rights in respect of such seller or such investment or asset. Blackstone will generally rely upon internal analysis consistent with its valuation policies and procedures to determine the value of the applicable investment or asset, though it could also obtain third-party valuation reports in respect thereof. Such purchases and sales could occur on a programmatic basis. In each such circumstance, it can be expected that the proceeds received by a seller from BXPE (or its Portfolio Entities) in respect of an investment or asset could be distributed, in whole or in part, to a related party (i.e.
,
a unitholder, Portfolio Entity or Other Blackstone Account when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller)). In other circumstances where BXPE or a related party of BXPE (i.e.
,
a unitholder, Portfolio Entity or Other Blackstone Account) holds publicly traded securities in a Portfolio Entity and BXPE or such related party has entered into a privately negotiated transaction with such Portfolio Entity, BXPE or such related party can be expected to receive (directly or indirectly) proceeds from such related party or BXPE, as applicable, upon the consummation of such privately negotiated transaction. In each such circumstance, unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties may also have limited governance rights in respect of such seller or such investment or asset. Except as expressly required under the BXPE U.S. Partnership Agreement, purchases and sales, directly or indirectly, of Investments or assets between BXPE or its Portfolio Entities, on the one hand, and unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, on the other hand, are not subject to the approval of the BXPE U.S. Board of Directors or any unitholder unless required under the Advisers Act or other applicable laws or regulations.
BXPE could originate or initially acquire an Investment (or portfolio of related Investments) in circumstances where it expects that certain portions or tranches thereof (which could be of different levels of seniority or credit quality) will be syndicated to one or more Other Blackstone Accounts or when such Other Blackstone Accounts provide equity or debt financing to BXPE or third-party purchasers in connection with the disposition of such assets as described above (in which case Blackstone will have conflicting duties in determining the tranching thereof). See also “—Syndication; Warehousing” herein. Blackstone will have conflicting duties to BXPE and Other Blackstone Accounts when BXPE (or its Portfolio Entities) buys or sells assets from or to Other Blackstone Accounts (and, potentially, when BXPE buys, sells or redeems interests in Other Blackstone Accounts), or when such Other Blackstone Accounts provide equity or debt financing to BXPE or third-party purchasers in connection with the disposition of such assets including as a result of different financial incentives Blackstone may have with respect to BXPE and such Other Blackstone Accounts. These conflicts will not necessarily be resolved in BXPE’s favor, and unitholders will not necessarily receive notice or disclosure of the occurrence of these conflicts. In addition, certain financings between BXPE and Blackstone affiliates could involve structuring that in form is a transaction between BXPE and an affiliate but will not be treated as the sale of an Investment from or to BXPE from a Blackstone affiliate (or vice versa) for purposes of the BXPE U.S. Partnership Agreement, as determined by the Sponsor in good faith. For example, where BXPE, in anticipation of a take private transaction, purchases publicly traded securities of an issuer in which an Other Blackstone Account holds a de minimis interest, such take-private transaction, if structured as a merger between the issuer and one or more subsidiaries of BXPE would generally not be treated as the sale of an investment in such issuer from such Other Blackstone Accounts to BXPE (or vice versa) for purposes of the BXPE U.S. Partnership Agreement, including in a situation where holders of the securities of the issuer automatically receive cash consideration in exchange for their interest when the merger becomes effective.
There can be no assurance that any Investment or assets sold by BXPE to an Other Blackstone Account or Portfolio Entities thereof, or any of their respective related parties (or where any such related parties are providing financing to BXPE or a third-party purchaser or where any interests in Other Blackstone Accounts are being sold or redeemed by BXPE) will not be valued at or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account, Portfolio Entities thereof, or any of their respective related parties (or were sold in a transaction where BXPE or the third-party purchaser is not receiving financing from a related party, or in the case of interests in an Other Blackstone Account sold or redeemed by BXPE, if the issuer of the interests were a third party rather than an Other Blackstone Account). Blackstone will not be required to solicit third-party bids or obtain third-party valuation prior to causing BXPE or any of its Portfolio Entities to sell any asset or Investment from or to an Other Blackstone Account, Portfolio Entities thereof, or any of their respective related parties as provided above (or to purchase, sell, or redeem any interests in an Other Blackstone Account). In the event Blackstone does solicit third-party bids in a sale process of any such assets, the participation of an Other Blackstone Account (or a related party thereof) through the financing of a third-party purchase could potentially have a negative impact on the overall process. For example, a bidder that is not or has otherwise chosen not to work with an Other Blackstone Account for such financing, could perceive the process as favoring parties that are doing so. While Blackstone will seek to develop sales procedures that mitigate conflicts for BXPE, there can be no assurance that any bidding process will not be negatively impacted by the involvement of any Other Blackstone Accounts in the relevant transaction. In addition, BXPE may “rent” a license of an Other Blackstone Account or a Portfolio Entity of an Other Blackstone Account, which may involve BXPE transferring Investments or assets to such licensor, for a fee. Further, a Portfolio Entity may sell its data to unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties. See also “—Data” and “—Data Services” herein. All the foregoing transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone will have with respect to the parties to the transaction. For example, there can be no assurance that any Investment or asset sold by BXPE to a unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such Investment or asset were sold to a third party rather than to a unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties. Blackstone will not be required to solicit third-party bids or obtain a third-party valuation prior to causing BXPE or any of its Portfolio Entities to purchase or sell any Investment or asset from or to a unitholder, a Portfolio Entity of an Other Blackstone Account or any of their respective related parties as provided above (or to purchase, sell or redeem any interests in an Other Blackstone Account). These conflicts relating to buying or selling Investments or assets to or from certain related parties will not necessarily be resolved in favor of BXPE, and unitholders will not necessarily be entitled to receive notice or disclosure of the occurrence of these conflicts.

Selling Assets to Other Blackstone Accounts.
Blackstone will have conflicting duties to BXPE and Other Blackstone Accounts when BXPE sells assets to Other Blackstone Accounts, including as a result of different financial incentives Blackstone may have with respect to BXPE and such Other Blackstone Accounts, subject to the BXPE U.S. Partnership Agreement. There can be no assurance that any assets sold by BXPE to an Other Blackstone Account will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account. Blackstone will not be required to solicit third-party bids prior to causing BXPE to sell an asset to an Other Blackstone Account as provided above. By executing a Subscription Agreement with respect to BXPE’s Units, each unitholder acknowledges these conflicts related to purchasing and selling assets from/to Other Blackstone Accounts, acknowledges that these conflicts will not necessarily be resolved in BXPE’s favor, agrees that unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above), consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against the Sponsor or its affiliates and releases each of them from any liability arising from the existence of any such conflict of interest.
Blackstone Strategic Relationships.
Blackstone has entered, and it can be expected that Blackstone in the future will enter, into both (a) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to BXPE’s strategy and (b) arrangements that involve an agreement or understanding to subscribe for a capital commitment to BXPE and one or more Other Blackstone Accounts (which may include a commitment already made recently to another Blackstone fund and/or BXPE) (any such overall relationship and/or multi-fund arrangement in the foregoing (a) and (b), a “Strategic Relationship”). A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to or extend a commitment or lock-up
period, as applicable, to two or more Blackstone funds, including, but not limited to, BXPE and/or a fund within Blackstone’s private equity platform. Unitholders will not receive a copy of any agreement memorializing a Strategic Relationship program (even if in the form of a side letter and even if the agreement provides for rights and benefits typically given in a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored nations” election process any rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that the terms of, existence of or information about any Strategic Relationship will be shared with the unitholders). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts on or reductions to and/or reimbursements or rebates of management fees or incentive allocation, secondment of personnel from the investor to Blackstone (or vice versa), targeted amounts for co-investment
and/or
co-underwriting
alongside Blackstone vehicles (including, without limitation, preferential or favorable allocation of co-investment
and/or
co-underwriting
opportunities, and preferential terms and conditions related to co-investment
and/or
co-underwriting
or other participation in Blackstone vehicles (including any incentive allocation and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates thereof or other penalties that would result if certain target co-investment
and/or
co-underwriting
allocations or other conditions under such arrangements are not achieved)). For the avoidance of doubt, such examples are not exhaustive, and the specific terms of any such additional rights and benefits that are ultimately granted to one or more persons may vary from the rights and benefits offered to unitholders generally under the BXPE U.S. Partnership Agreement and Feeder Partnership Agreement, as applicable. The co-investment
and/or
co-underwriting
that is part of a Strategic Relationship can be expected to include co-investment
and/or
co-underwriting
in investments made by the Fund. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Blackstone Accounts through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic Relationship program. Blackstone, including its personnel (including BXPE and other private equity personnel), can be expected to receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Fund or source investment opportunities for Strategic Relationships. Strategic Relationships will, in certain circumstances, result in fewer co-investment
opportunities (or allocations) being made available to unitholders, subject to the BXPE U.S. Partnership

Agreement. In addition, from time to time, Blackstone may enter into economic and/or fee sharing arrangements with respect to BXPE, one or more Other Blackstone Accounts and limited partners thereof, which rights will not generally be made available to other unitholders. See also “—Additional Potential Conflicts of Interest with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment”
herein.
Other Blackstone Accounts; Allocation of Investment Opportunities.
Blackstone invests its own capital and third-party capital throughout the world, including on behalf of its other investment funds, investment vehicles, permanent capital vehicles, accounts and related entities (including Other Blackstone Accounts), which includes a number of existing Other Blackstone Accounts that have an investment strategy or objective that is adjacent to or overlaps with those of BXPE, including in particular BXPE Lux. The investment objectives of such Other Blackstone Accounts may be a subset of, overlap significantly with, or be more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of the BXPE Fund Program, and allocations of relevant investment opportunities will be made to such Other Blackstone Accounts on a priority basis. Moreover, Blackstone may establish Other Blackstone Accounts or other vehicles that would otherwise be Other Blackstone Accounts but for the fact that the vehicles will not target multiple investments and/or are publicly offered (e.g., a special purpose acquisition vehicle), and this is the case even though the initial target company may make additional add-on
acquisitions. Such Other Blackstone Accounts may be sponsored and managed by the Sponsor or its affiliates and may participate alongside the BXPE Fund Program with respect to investments within such narrower focus, limitation or shared investment objectives (which may reduce, in whole or in part, the allocation thereof to the BXPE Fund Program). Unitholders should expect that not all of the investment opportunities suitable for the BXPE Fund Program will be presented to the BXPE Fund Program. Investment opportunities that might otherwise fall within investment objectives of the BXPE Fund Program or strategy may be allocated to Other Blackstone Accounts (in whole or in part). Certain Other Blackstone Accounts are also expected to have specific contractual limitations regarding the participation of Other Blackstone Accounts, including BXPE, in investment opportunities (including limitations or prohibitions that restrict participation by such Other Blackstone Accounts based on the size of such investment opportunity or the amount of co-investment made available to investors in such Other Blackstone Accounts). As a result, such investment opportunities may only be available on a limited basis, or not at all, to BXPE or BXPE may only be permitted to participate in larger transactions or in a more limited manner than would otherwise be the case. In addition, certain Other Blackstone Accounts have investment objectives, and a history of investing in investments that are a subset of or overlap with the investment objectives of the BXPE Fund Program’s investment program.
BXPE invests alongside BXPE Lux as part of the BXPE Fund Program
.
While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures. As a result, certain
conflicts may arise between BXPE and BXPE Lux with respect to the allocation of investment opportunities. Investment opportunities are allocated between BXPE and BXPE Lux in accordance with Blackstone’s prevailing policies and procedures on a basis that the Sponsor believes to be fair and reasonable in its sole discretion, which may be pro-rata
based on available capital, subject to the following considerations: (x) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of BXPE and BXPE Lux; (y) forecasted available capital of BXPE and BXPE Lux (including consideration of expected fundraising, realizations, investment fundings, and other cash movements); and (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) the sector and geography/location of the investment, (b) the specific nature (including size, type, amount, liquidity, holding period, exit type, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (c) expected cash characteristics of the investment (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (d) expected capital expenditures required as part of the investment; (e) portfolio diversification and concentration concerns with respect to BXPE and BXPE Lux; (f) redemption requests and anticipated future subscriptions for BXPE and BXPE Lux, (g) anticipated tax treatment of the investment, (h) timing expected to be necessary to execute an investment, (i) operational complexities and (j) other considerations deemed relevant by the Sponsor in good faith. For discretionary follow-on
investments into certain existing assets, the Sponsor may utilize updated metrics and reevaluate the considerations above, to allocate opportunities across funds under certain conditions.

Additionally, because the BXPE Fund Program invests across Blackstone’s private equity platform, its investment strategy overlaps to a considerable degree with that of Other Blackstone Accounts that are actively investing and will similarly overlap with future Other Blackstone Accounts. Although the BXPE Fund Program may make unique investments that are not shared by Other Blackstone Accounts outside of the BXPE Fund Program, it is expected that many investment opportunities will be shared with Other Blackstone Accounts outside of the BXPE Fund Program to the extent such opportunities fall within the narrower investment strategy of such Other Blackstone Account and BXPE’s broader investment strategy across the BXPE Fund Program. This overlap will from time to time create conflicts of interest, which the Sponsor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their prevailing policies and procedures. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXPE Fund Program’s investment strategy and objective are expected to be allocated on a priority basis in whole or in part to Portfolio Entities, Other Blackstone Accounts, Portfolio Entities of Other Blackstone Accounts, or Blackstone.
It is expected that some activities of Blackstone, the Other Blackstone Accounts and their Portfolio Entities, including in particular BXPE Lux, will compete with BXPE and its Portfolio Entities for one or more investment opportunities that are consistent with BXPE’s investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to BXPE. Blackstone or its personnel are also expected to make and hold investments of various types with or in lieu of Other Blackstone Accounts. Although such investments would be limited or restricted by the organizational documents of or other agreements relating to Other Blackstone Accounts, to the extent Blackstone or its personnel does make or hold such investments, many of the conflicts of interest associated with the activities of Other Blackstone Accounts also apply to such investment activities of Blackstone and its personnel. The Sponsor and its investment personnel have conflicting loyalties in determining whether an investment opportunity should be allocated to BXPE, Blackstone or an Other Blackstone Account (including but not limited to BXPE Lux), and these conflicts may not necessarily be resolved in favor of BXPE. Blackstone has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.
Overlapping Objectives and Strategies.
In circumstances in which any Other Blackstone Accounts outside the BXPE Fund Program have investment objectives or guidelines that overlap with those of the BXPE Fund Program, in whole or in part, the Sponsor, Blackstone, and the particular investment professionals overseeing allocations with respect to BXPE and such Other Blackstone Accounts, generally determines the relative allocation of investment opportunities (including follow-on
investments) between or among one or more of the BXPE Fund Program and/or such Other Blackstone Accounts on a fair and reasonable basis in good faith according to guidelines and factors determined by it. However, the application of those guidelines and factors may result in the BXPE Fund Program not participating, or not participating to the same or greater extent, in investment opportunities (including follow-on
investments) in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. The Sponsor could also determine not to pursue opportunities, as discussed below in “—Investment Alongside Other Blackstone Accounts,” or, alternatively, could later determine an opportunity is appropriate for BXPE after initially reviewing such opportunity for or on behalf of an Other Blackstone Account. For example, Blackstone could determine to allocate an investment opportunity to BXPE and/or Other Blackstone Accounts, with the understanding or arrangement that BXPE will not participate in one or more subsequent investment opportunities in the same Portfolio Entity, thereby, resulting in BXPE’s interests in any such investment being subject to dilution to the extent additional investment opportunities are made available to Other Blackstone Accounts. Among the factors that the Sponsor (and the particular investment professionals overseeing allocations with respect to BXPE and such Other Blackstone Accounts) considers in making investment allocations among the BXPE Fund Program and Other Blackstone Accounts are the following: (x) any applicable investment strategies, investment mandates, guidelines, limitations, restrictions, terms and objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), focus (including investment focus on a classification attributable to an investment, such as investment strategy or maturity), parameters, guidelines, investor preferences, limitations, regulatory (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to BXPE and Other Blackstone Accounts) and other contractual provisions, obligations and terms relating to the BXPE Fund Program and such Other Blackstone Accounts and the duration of the investment periods and holding periods of such Other Blackstone Accounts (as applicable), (y) available capital of the BXPE Fund Program and such Other Blackstone Accounts as determined by the Sponsor in good faith (which may take into account relative portfolio composition, anticipated co-investment
and other considerations in addition to buying power) and (z) legal, tax, accounting, financing, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (i) primary and permitted investment strategies, guidelines, liquidity positions and requirements, mandates, focus and objectives of the BXPE Fund Program and the Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return, (ii) sourcing of the investment (including by a particular Blackstone business unit) and the nature and extent of involvement of the respective teams of investment professionals dedicated to the BXPE Fund Program and the Other Blackstone Accounts, (iii) the sector and geography/location of the investment (for example, BXPE, a Parallel Fund and certain Other Blackstone Accounts may be subject to certain foreign ownership restrictions), (iv) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (v) expected investment return, (vi) risk/return profile of the investment relative to BXPE’s and the Other Blackstone Accounts’ current risk profiles, (vii) the management of any actual or potential conflict of interest, (viii) expected cash characteristics (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (ix) capital expenditure required as part of the investment, (x) BXPE’s and the Other Blackstone Accounts’ portfolio diversification and concentration concerns (including, but not limited to, (1) allocations necessary for the BXPE Fund Program or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the BXPE Fund Program and the BXPE Fund Program or such Other Blackstone Account needs a non-pro-rata
additional allocation to maintain a particular concentration in that type of investment) and (2) whether a particular fund already has its desired exposure to the investment, issuer, sector, industry, geographic region or markets in question), (xi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (xii) avoiding allocation that could result in de minimis or odd lot investments, (xiii) redemption or withdrawal requests from a client, fund or vehicle and anticipated future contributions into an account, (xiv) ability to employ leverage and expected or underwritten leverage on the investment, (xv) the ability of a client, fund or vehicle to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, (xvi) the credit and default profile of an investment or borrower (e.g., FICO score of a borrower for residential mortgage loans), (xvii) the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, (xviii) with respect to investments that are made available to Blackstone by counterparties pursuant to negotiated trading platforms (e.g., International Swaps and Derivatives Association (ISDA) contracts), the absence of such relationships which may not be available for all clients, (xix) contractual obligations,
(xx) co-investment
arrangements, (xxi) potential path to ownership, (xxii) the relative stage of the BXPE Fund Program’s and such Other Blackstone Account’s investment periods (e.g., early in a vehicle’s investment period (where an investment period is applicable), the Sponsor may over-allocate investments to such vehicle), (xxiii) anticipated tax treatment of the investment, (xxiv) timing expected to be necessary to execute an investment, (xxv) how governance will be shared between BXPE and Other Blackstone Accounts, and (xxvi) other considerations deemed relevant by the Sponsor in good faith. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXPE Fund Program’s investment strategy and objective may be allocated in whole or in part to Portfolio Entities, Other Blackstone Accounts or Portfolio Entities of Other Blackstone Accounts, or Blackstone. The allocation of investments to Other Blackstone Accounts, including as described above, will result in fewer investment opportunities for the BXPE Fund Program. Additionally, Other Blackstone Accounts may be incentivized to offer a certain amount of co-investment
opportunities to their limited partners, which may result in fewer investment opportunities being made available to BXPE.

Blackstone has adopted guidelines at the firm level to address the allocation of investment opportunities among its business groups. Such guidelines are non-exclusive
and subject to the provisions of BXPE’s organizational documents, including the factors described above. Blackstone has set forth priorities and presumptions regarding what constitutes “debt” investments, “control-oriented equity” investments, “energy” investments, “preferred” investments, risk and return characteristics for defining “core” or “core+” investments, “growth” investments and “infrastructure,” presumptions regarding allocation for certain types of investments (e.g., distressed investments) and other matters. The application of such guidelines will result in the BXPE Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated had the guidelines not existed.
Basis for Investment Allocation Determinations.
The Sponsor makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate and such determinations require it to make subjective judgments regarding application of the guidelines and arrangements described herein. Information unavailable to the Sponsor, or circumstances not foreseen by the Sponsor at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Sponsor determines to be consistent with the return objectives of an Other Blackstone Account rather than the BXPE Fund Program could exceed the Sponsor’s expectations and underwriting and generate an actual return that would have been appropriate for the BXPE Fund Program. Conversely, an investment that the Sponsor expects to be consistent with the BXPE Fund Program’s return objectives will, in certain circumstances, fail to achieve or exceed them. Any such judgments and application involve inherent conflicts and risks that assumptions regarding investment opportunities may not ultimately prove correct. As such, there can be no assurance that the subjective judgments made by the Sponsor will prove correct in hindsight. Furthermore, in certain circumstances where BXPE is participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Sponsor is expected to be required to make initial investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. The Sponsor could change the applicable investment allocations as between BXPE and such Other Blackstone Accounts between such signing and/or funding of the deposit and the closing of such investment opportunity (and, under certain circumstances, following the closing of the investment) as it determines appropriate based on information available to the Sponsor at the time of such adjustment and based on any factors the Sponsor deems relevant in its sole discretion including, (a) changes in available capital (taking into account changes in subscriptions, redemptions, transfers, deployment of capital and reserves for future investments, among other factors) and (b) prevailing concentration targets (if applicable) in respect of sector, industry, geographic region or markets in question. In such circumstances, BXPE’s and such Other Blackstone Accounts’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments. See also “—Broken Deal Expenses” herein. In addition, subject to the BXPE U.S. Partnership Agreement, the Sponsor could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to BXPE based on information available to the Sponsor at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa), including based on final investment decisions made by a particular investment team of an Other Blackstone Account or other subsequent information received by the Sponsor in respect of such investment opportunity and such determination could negatively impact BXPE. In such circumstance, the Sponsor could determine to reallocate all or any portion of any such investment opportunity from BXPE to such Other Blackstone Accounts (or vice versa) (such fund (including BXPE) from which an investment opportunity is being reallocated, a “Reallocating Fund”), including in circumstances where such Reallocating Fund has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating
Fund agrees to pursue the investment, Blackstone will determine, in its sole discretion, whether and to what extent the non-Reallocating
Fund will reimburse the Reallocating Fund for any deferred acquisition costs (including non-refundable
or refundable deposits, breakage fees, due diligence costs and other fees and expenses) incurred by the Reallocating Fund relating to such Reallocated Investment, and any such reimbursement would be made without the consent of the BXPE U.S. Board of Directors, the unitholders, or otherwise, as applicable.

Investment Alongside Other Blackstone Accounts.
BXPE also invests alongside Other Blackstone Accounts (including other vehicles in which Blackstone or its personnel invest) in investments that are suitable for one or more of BXPE and such Other Blackstone Accounts. Where BXPE and Other Blackstone Accounts pursue an investment opportunity contemporaneously, the Sponsor typically makes an initial investment allocation decision among BXPE and such Other Blackstone Accounts (taking into account, among other factors as described herein, expected unitholder and other third-party co-investment
allocations to either BXPE or such Other Blackstone Accounts) on or prior to the time BXPE and such Other Blackstone Accounts commit to make the Investment (which in many cases is when the purchase agreement (or equivalent) in respect of such Investment opportunity is signed). Such allocation is expected to be updated from time to time prior to the time of consummation of the Investment (including after deposits are made thereon) due to changes in the factors that the Sponsor considers in making investment allocations among BXPE and Other Blackstone Accounts, including, for example, changes in available capital (including as a result of investor subscriptions or withdrawals, deployment of capital for other Investments or a reassessment of reserves), changes in portfolio composition or changes in actual or expected unitholders or third-party co-investment
allocations, in each case between the time of committing to make the Investment and the actual funding of the Investment. Such adjustments in investment allocations could be material and could result in a reduced or increased allocation being made available to BXPE, and there can be no assurance that BXPE will not be adversely affected thereby. To the extent BXPE jointly holds securities with any Other Blackstone Account that has a different expected duration or different liquidity terms, conflicts of interest will arise between BXPE and such Other Blackstone Account with respect to the timing and manner of disposition of opportunities (particularly, in light of BXPE’s perpetual nature). For example, BXPE has, and is expected to continue to have, terms that will differ significantly than Other Blackstone Accounts and therefore is expected to face such conflicts of interest. In order to mitigate any such conflicts of interest, BXPE may recuse itself from participating in any decisions relating or with respect to the investment by BXPE or the
Other
Blackstone Account. If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if BXPE does not recuse itself, Blackstone may be required to take action where it will have conflicting loyalties between its duties to BXPE and such Other Blackstone Accounts, which may adversely impact BXPE. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein.
Even if BXPE and such Other Blackstone Accounts and/or
co-investment
or other vehicles invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for BXPE and/or such Other Blackstone Accounts and vehicles may not be the same. Additionally, BXPE and/or such Other Blackstone Accounts and/or vehicles will generally have different expiration dates and/or investment objectives and requirements (including different return profiles, liquidity requirements and valuation considerations (including public reporting requirements thereof)) and Blackstone, as a result, may have conflicting goals (including in connection with the valuation of investments of BXPE and of Other Blackstone Accounts as a result of such transactions and the related allocation of performance fees and other fees to Blackstone and affiliates thereof) with respect to the price, terms and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by BXPE and Other Blackstone Accounts). Such Other Blackstone Accounts may also have certain governance rights for legal, regulatory or other reasons that BXPE will not have. As such, BXPE and/or such Other Blackstone Accounts may dispose of any such shared investment (or choose whether to invest in related investments (such as follow-on
investments)) at different times and on different terms.

In addition, Investments alongside Other Blackstone Accounts in public securities may also result in conflicts of interest that do not apply to other joint investments. Following an IPO or subsequent public offering of a Portfolio Entity in which BXPE and any Other Blackstone Account hold an investment or otherwise if at any time BXPE and an Other Blackstone Account both hold public securities in the same Portfolio Entity, BXPE and such Other Blackstone Account are generally permitted to exit such public securities at different times and on different terms through sales on the public markets. Blackstone may reach different conclusions for each such vehicle on the decision of whether, when and at what price to sell such securities based on the different expiration dates and/or investment objectives of the Fund and such Other Blackstone Accounts or for other reasons, and this may result in Other Blackstone Accounts exiting earlier or at a higher price than BXPE (or vice versa). Alternatively, it is possible that BXPE and any Other Blackstone Accounts will not dispose (in whole or in part) of investments together and the timing of such disposition could in part be driven by an Other Blackstone Account’s term, return profile or other terms that are different from BXPE’s, particularly in light of BXPE’s perpetual nature. It is also possible that BXPE and one or more Other Blackstone Accounts will buy certain investments or assets at or about the same time that one or more additional Other Blackstone Accounts are selling the same or related investments or assets. Such circumstances can be expected to arise from time to time for a number of reasons and may depend on various factors including the respective amounts of available capital, expiration dates, investment objectives and/or return profiles and requirements (including different profiles, liquidity requirements and valuation considerations) of BXPE and/or of Other Blackstone Accounts. Such transactions could occur at lower valuations which could negatively impact the valuation of BXPE’s investment and any subsequent acquisition or disposition thereof. In addition, certain Other Blackstone Accounts which are regulated under the 1940 Act (or foreign jurisdiction equivalent) and subject to certain exemption orders from the SEC (or equivalent regulator in a foreign jurisdiction) that invest alongside BXPE may cause BXPE to be subjected to restrictions and/or limitations that were not initially expected for BXPE, nor would have ordinarily been expected for BXPE, which may include, without limitation, a restriction on BXPE from investing in an asset outside of a capital structure in which another Other Blackstone Account already holds an interest or intends to invest, or on different terms or a different time than such Other Blackstone Account. Furthermore, in certain situations, it is possible an advisor of such Other Blackstone Account may need to serve as a co-advisor
and/or
sub-advisor
to BXPE as a result of such Other Blackstone Account’s regulated status. The Sponsor will not be required to provide to the unitholders notice or disclosure of the terms or occurrence of any such transactions and the purchase and/or disposition of investments by BXPE and/or Other Blackstone Accounts at different times, on different terms or otherwise on a non-pro-rata
basis to investors or to obtain any consent or approval from the BXPE U.S. Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will necessarily be resolved in favor of BXPE. See also “—Joint Investments” and
“—Co-Investment
Opportunities” regarding allocation of
co-investment
opportunities among BXPE, Other Blackstone Accounts and other Blackstone affiliates.
In particular circumstances as pertaining to certain underlying strategies of BXPE, BXPE will invest its “available capital” (on a time-weighted basis as described below)
pro-rata
with Other Blackstone Accounts, subject to each vehicle’s investment limitations and legal, regulatory, tax, accounting and other considerations, including taking into account the allocation considerations described herein and, where applicable, the investment preferences specified in advance by investors in the Other Blackstone Accounts. Under this allocation methodology, capital deployment is allocated by calculating BXPE’s and Other Blackstone Account’s respective available capital for a particular underlying strategy, which is then weighted by the remaining time in BXPE’s and Other Blackstone Account’s respective investment periods. The “weighting factor” is calculated by dividing BXPE’s and Other Blackstone Account’s available capital by the percentage of days left in BXPE’s and Other Blackstone Account’s respective investment periods. Because BXPE is an open-ended vehicle, BXPE’s “investment period” for purposes of applying this allocation methodology will be determined by the Investment Manager in good faith taking into account such factors that it deems relevant and appropriate under the circumstances, including but not limited to BXPE’s inception date, the date of the relevant Investment, BXPE’s pace of deployment and the expected time horizon of the Investment, which determination may result in BXPE participating in a particular investment to a greater or lesser extent than Other Blackstone Accounts. BXPE is expected to pursue both investment strategies for which this allocation methodology will be used and investment strategies for which this allocation methodology will not be used. It is generally expected that BXPE’s “available capital” for purposes of applying this allocation methodology will only include available capital of BXPE (including, potentially, capital expected to be contributed to BXPE in the future) that is expected to be invested in a particular strategy for which such methodology is being used, as determined by the Investment Manager in its discretion. Conversely, BXPE’s “available capital” for this purpose would generally exclude available capital of BXPE that is expected to be invested in strategies for which this allocation methodology is not being used, as determined by the Investment Manager in its discretion. In determining what BXPE’s “investment period” and “available capital” are for purposes of applying this allocation methodology, the Investment Manager will need to make subjective judgments and projections that may not ultimately prove correct in hindsight. These determinations involve inherent conflicts of interest, and there can be no assurance that any such conflicts will be resolved in a manner that is favorable to BXPE. In addition, in certain circumstances certain other investment vehicles will receive allocations of investments that are otherwise appropriate for BXPE and/or Other Blackstone Accounts, which will from time to time result in BXPE not participating (or participating to a lesser extent) in certain investment opportunities otherwise within its mandate. Under certain circumstances, Blackstone can be expected to determine not to pursue some or all of an investment opportunity within BXPE’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to BXPE, Other Blackstone Accounts, their respective Portfolio Entities or Blackstone. In addition, the Sponsor will, in certain circumstances, determine that BXPE should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because BXPE has insufficient capital to pursue the investment, BXPE has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Sponsor in its sole discretion, or the investment is not appropriate for BXPE for other reasons as determined by the Sponsor in its good faith reasonable sole discretion. In any such case Blackstone could, thereafter, offer such opportunity to other parties, including Other Blackstone Accounts or Portfolio Entities, investors in BXPE or Other Blackstone Accounts, joint venture partners, related parties or third parties, and such parties may pursue the opportunity.
When the Sponsor determines not to pursue some or all of an investment opportunity for BXPE that would otherwise be within BXPE’s objectives and strategies, and Blackstone provides the opportunity or offers the opportunity to Other Blackstone Accounts, Blackstone, including its personnel (including the Sponsor personnel), can be expected to receive compensation from the Other Blackstone Accounts, whether or not in respect of a particular investment, including an allocation of carried interest, referral fees or revenue share, and any such compensation could be greater than amounts paid by BXPE to the Sponsor. As a result, the Sponsor (including the Sponsor personnel who receive such compensation) could be incentivized to allocate investment opportunities away from BXPE or to source investment opportunities for Other Blackstone Accounts, which could result in fewer opportunities (or reduced allocations) being made available to BXPE or to the unitholders as co-investment.
In addition, in some cases Blackstone can be expected to earn greater fees when Other Blackstone Accounts participate alongside or instead of BXPE in an investment. For example, certain Other Blackstone Accounts (including but not limited to, those pursuing Blackstone’s “Tactical Opportunities” strategy) are multi-strategy funds focused on sourcing, diligencing, and executing special situation investments, pursue investments across asset classes and geographies, operating under a flexible, opportunistic mandate which is expected to overlap with the investment objective of BXPE. Blackstone, including the Sponsor and its personnel, is expected to receive compensation, including an allocation of carried interest and/or referral fees, as a result of certain investment allocation-related arrangements with certain Other Blackstone Accounts, and any such compensation could be greater than amounts paid by BXPE to the Sponsor and may result in investments that fit within the primary investment mandate of BXPE being wholly or partially allocated to one or more Other Blackstone Accounts. Certain Other Blackstone Accounts are expected to contractually or legally limit the investment opportunities available to BXPE. For example, certain Other Blackstone Accounts may agree with investors that co-investment
opportunities first be offered to the investors in such product prior to any such opportunity being offered to BXPE. By executing their subscription documents with respect to BXPE, the unitholders will be deemed to have acknowledged that Other Blackstone Accounts will from time to time share and/or receive priority allocations of certain investments that might be otherwise appropriate for BXPE or will from time to time otherwise participate in investments alongside BXPE. As a result of the foregoing, BXPE will not receive an allocation of each investment opportunity within its mandate. To the extent such Other Blackstone Accounts elect not to invest in such investment opportunity (or elect to invest in only a portion of such opportunity), such investment opportunity (or the remainder of such investment opportunity) may be allocated to BXPE.
In addition, as a general matter, it is expected that Blackstone’s Real Estate, Private Equity, Infrastructure, Strategic Partners and Credit and Insurance businesses will receive priority over most real estate opportunities, large control equity opportunities, infrastructure opportunities (including, but not limited to, energy and natural resources opportunities), secondaries and certain types of credit opportunities, respectively. The arrangements described herein will result in investments that fit within the primary investment mandate of BXPE being wholly or partially allocated to one or more Other Blackstone Accounts. Such Other Blackstone Accounts will from time to time (a) make or receive priority allocations of certain investments that are appropriate for BXPE and (b) participate in investments alongside BXPE, provided that any such allocation may be subsequently adjusted at Blackstone’s direction. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Sponsor believes to be the case. In any event, there can be no assurance that the Sponsor’s assessment will prove correct or that the performance of any Investments actually pursued by BXPE will be comparable to any investment opportunities that are not pursued by BXPE. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of incentive allocations or referral fees or revenue shares, and any such compensation could be greater than amounts paid by BXPE to the Sponsor. In some cases, Blackstone earns greater fees when Other Blackstone Accounts participate alongside or instead of BXPE in an Investment.
In addition, Other Blackstone Accounts, including those pursuing Blackstone’s “Strategic Partners” strategy, sponsor or manage various funds, vehicles and accounts that, like BXPE, invest a substantial amount of their assets in interests in private funds, including both funds sponsored or managed by other Blackstone affiliates and funds sponsored or managed by third parties, through secondary market purchases of such interests and Primary Commitments to such funds. Such Other Blackstone Accounts may, from time to time, participate in investments alongside BXPE. This will from time to time result in such Other Blackstone Accounts receiving a significant share of an investment opportunity in which BXPE participates, including, potentially, in connection with a substantial portion of the investments made by BXPE. In addition, circumstances could arise where there is an investment opportunity that is suitable for both BXPE and such Other Blackstone Accounts and, instead of BXPE participating in the investment directly alongside such Other Blackstone Accounts, BXPE will participate in the investment indirectly through an investment in one of such Other Blackstone Accounts that, in turn, participates in that investment directly. In such circumstances, although BXPE would not bear management fees or performance fees in connection with a Primary Commitment to such Other Blackstone Accounts, it would bear other expenses related to such Other Blackstone Accounts and thus BXPE could ultimately be required to pay a higher amount of expenses in connection with the investment than they would have otherwise paid had BXPE participated in the investment directly. Additionally, formal information barriers in place between the Other Blackstone Accounts pursuing Blackstone’s “Strategic Partners” strategy and other Blackstone business units could restrict the flow of information about investment opportunities to the Sponsor. Such restrictions could, in some circumstances, prevent the Other Blackstone Accounts from sharing an investment opportunity with the Sponsor (including in cases where the investment opportunity is suitable for BXPE) or from discussing with the Sponsor an investment made jointly by such Other Blackstone Account and BXPE.
Certain Other Blackstone Accounts (including those pursuing Blackstone’s “Total Alternatives Solution” strategy), similar to BXPE, are part of a multi-strategy program designed to provide investors with exposure to a multitude of Blackstone’s investment programs. However, the investment strategy of such Other Blackstone Accounts pursuing Blackstone’s “Total Alternatives Solution” strategy differs from that of BXPE in certain important respects. For example, such Other Blackstone Accounts, relative to BXPE, invest in a broader mix of Blackstone’s key investment program. The overlapping objectives of BXPE and such Other Blackstone Accounts referred to in this paragraph could also give rise to conflicts of interest relating to the allocation of investment opportunities, which Blackstone will seek to resolve in a fair and equitable manner, although there is no assurance that Blackstone will be able to do so.
Certain Other Blackstone Accounts will be regulated under the 1940 Act or foreign equivalent (each, a “Regulated Fund”) and could be subject to exemptive orders from the SEC or equivalent from other foreign regulators (as amended or superseded from time to time, the “Exemptive Orders”). Such Exemptive Orders, if required, could include restrictions and limitations that are not currently foreseen and extend beyond those described below. As a result, it is generally expected that BXPE’s investing alongside the Regulated Funds will be subject to legal, tax, regulatory, accounting, contractual and other similar considerations, including without limitation those related to the 1940 Act (including any Exemptive Orders) and any required disclosures thereunder. Certain Regulated Funds have received, and others can be expected to receive, an Exemptive Order permitting the Regulated Funds to co-invest
with certain other persons, including certain affiliates of Blackstone, and certain funds managed and controlled by the Sponsor or Blackstone, including BXPE and Other Blackstone Accounts and their affiliates, subject to certain terms and conditions. In order to permit BXPE to co-invest
alongside a Regulated Fund, it is possible the investment adviser of such Regulated Fund will be required to serve, subject to applicable law, as an investment adviser to BXPE (including as a co-adviser
or
sub-adviser).
For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that BXPE co-invests
alongside a Regulated Fund, the Sponsor and the investment adviser to the Regulated Funds will determine a targeted amount of available capital for investment alongside BXPE, in accordance with the allocation considerations outlined above. In the event that the aggregate targeted investment sizes of BXPE, such Other Blackstone Accounts and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of BXPE, such Other Blackstone Accounts and any applicable Regulated Fund(s) will typically be reduced proportionately based on their respective “available capital” as defined in the applicable Exemptive Order, which could result in an allocation to BXPE in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The Exemptive Order will also, in certain circumstances, restrict BXPE’s and/or Other Blackstone Accounts’ ability to invest in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on the same terms, as described in the respective Exemptive Order. As a result, BXPE will be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds will be unable to make investments in different parts of the capital structure of the same issuer in which BXPE has invested or seeks to invest. The foregoing restrictions could significantly limit the investment opportunities available to BXPE, particularly with respect to any Regulated Funds that may include BXPE within their investment programs and invest alongside BXPE programmatically. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of any Exemptive Order itself, are subject to change, and the investment adviser(s) of the Regulated Fund(s) could undertake to amend one or more Exemptive Orders (subject to SEC approval), which could potentially include a material expansion of and/or modification to the scope and terms of such Exemptive Orders, obtain additional exemptive relief, or otherwise be subject to other requirements in respect of investments involving BXPE, any Other Blackstone Account and any Regulated Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to BXPE.
Due to the potential requirements applicable to Regulated Funds under an Exemptive Order, in the event that a Regulated Fund participates in an investment alongside BXPE, the structuring options available for such investment may be more limited than if a Regulated Fund were not participating in such investment, and such structuring could result in increased costs to BXPE that would not otherwise have resulted had a Regulated Fund not participated. BXPE could therefore incur materially higher expenses on an ongoing basis than would otherwise be the case, particularly with respect to any Regulated Funds that may include BXPE within their investment objective and invest alongside BXPE. Specifically, if the Sponsor were to structure a Regulated Fund’s holdings and business operations in such a manner that in the future it does not meet the definition of an “investment company” set out in Section 3(a)(1) of the 1940 Act, it is expected that the Regulated Fund’s assets would primarily consist of majority-controlled portfolio companies or general partner or co-general
partner interests in joint ventures (that in turn hold majority or primary control of portfolio companies). To the extent BXPE invests alongside these Regulated Funds, it can be expected that such Regulated Fund and/or Other Blackstone Accounts will serve as co-general
partners of the joint venture. In such cases the relative economic interests of the co-general
partners are expected to vary from joint venture to joint venture and BXPE and Other Blackstone Accounts may have certain governance rights that do not correspond with their economic interests on a pro-rata
basis. In addition, BXPE could be expected to structure investments in which a Regulated Fund participates differently than if a Regulated Fund were not participating or make or refrain from making certain investments in consideration of the participation by a Regulated Fund, which can in each case give rise to conflicts of interest.
Potential investors should note that the terms of the existing and future Other Blackstone Accounts alongside which BXPE may invest (including with respect to the economic terms such as management fees and performance-based compensation and the calculations, timing and amount thereof, investment limitations, co-investment
arrangements, geographic and/or sector focus/limitations, veto rights with respect to investments, liquidity rights, diversification parameters and any governance rights, reporting rights or information rights afforded to limited partners of such Other Blackstone Accounts and other matters) may materially differ, and may in some instances be materially more favorable to the investors in such Other Blackstone Accounts. For example, one or more Other Blackstone Accounts may have investment objectives that are more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of BXPE. Such different terms will from time to time create potential conflicts of interests for the Sponsor or its affiliates, including with respect to the allocation of investment opportunities and may otherwise impact the calculation and presentation of investment returns. In particular, the existence of different rates of performance-based compensation may create a potential conflict of interest for the Sponsor or its affiliates in connection with the allocation of investment opportunities.
BXPE’s unitholders who independently are also investors in Other Blackstone Accounts may be subject to more concentration risk given the potential exposure to the same underlying deals through multiple avenues.
The Sponsor shares personnel (including members of the BXPE Investment Committee and investment team members) and resources with other Blackstone businesses. The overlap between these businesses and the Sponsor may result in BXPE participating to a lesser degree or not at all in certain investments that are allocated to the Other Blackstone Accounts.
Investments alongside Blackstone Affiliates.
Blackstone (including via participation by Blackstone affiliates, professionals, employees and related parties, and entities and other key advisors and relationships of Blackstone, including in certain circumstances, Other Blackstone Accounts) is permitted to, and has made, investments alongside BXPE. BXPE also participates in Blackstone’s side-by-side
rights with respect to Other Blackstone Accounts. As part of BXPE’s investment strategy, BXPE participates (through an aggregator) in investments alongside other vehicles sponsored, advised and/or managed by Blackstone or its affiliates in a programmatic manner through elections to Blackstone’s side-by-side
investment program. As a participant in the program, from time to time, BXPE (indirectly through an aggregator) and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates can be expected to sell or syndicate portions of an investment to a related party, including co-investment
vehicles managed by Blackstone (including
co-investment
vehicles managed outside of BXPE’s investment program). Such syndication transactions
are generally made in the first six months of ownership and are effected at cost, plus a fee for the time the investment is held by BXPE (indirectly through an aggregator). Such side-by-side
investments will generally result in BXPE being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side
investment rights. Blackstone generally receives

no fees in relation to
side-by-side
investments but will often receive additional income in fees and performance compensation from Other Blackstone Accounts in connection with such investments. Additionally, Other Blackstone Accounts and former Blackstone employees and professionals (and their relatives and related endowment funds) have participated and will continue to be permitted (or have the preferred right), and are expected, to participate in Blackstone’s side-by-side
co-investment
rights (and may be allocated a substantial portion of Blackstone’s side-by-side
co-investment
rights (and in some cases, a majority)). In particular, the Other Blackstone Accounts pursuing Blackstone’s “Total Alternatives Solution” strategy, which invest in, or alongside, multiple Blackstone funds, and such similar strategies that may be established in the future, will participate in investments alongside BXPE pursuant to Blackstone’s side-by-side
co-investment
rights, and in such cases (as well as other instances in which Other Blackstone Accounts participate in Blackstone’s side-by-side
co-investment
rights) Blackstone would be eligible to receive fees, to the extent applicable to such vehicles, and carried interest from the investors in such vehicles (as determined in Blackstone’s sole discretion). In addition, such Other Blackstone Accounts have participated and will continue to participate in investments
alongside BXPE or funds outside of Blackstone’s
side-by-side
program. The amount of performance-based compensation charged and/or management fees paid by BXPE may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Blackstone Accounts. Such variation may create an incentive for Blackstone to allocate a greater percentage of an investment opportunity to BXPE or such Other Blackstone Accounts, as the case may be.
BXPE has from time to time participated in, and could in the future participate in, investments in or relating to Portfolio Entities of Blackstone (including BXi), and Other Blackstone Accounts, and any successor fund of such Other Blackstone Accounts may also participate in investments relating to Portfolio Entities in which BXPE may have an investment (or vice versa), including, for example, investments in or relating to Portfolio Entities that represent “platform” investments where additional opportunities to invest are made available to the Sponsor, where the Sponsor and/or its affiliates determine that doing so is appropriate under the circumstances. Additionally, such related Portfolio Entities may be managed together (including, for example, the use of the same third-party manager(s) or service provider(s)) or otherwise operated as part of the same “platform,” combined and/or otherwise sold together as a part of a single transaction or series of related transactions. Such arrangements may result in BXPE’s interest in any such investment being subject to dilution and may give rise to other significant risks and conflicts of interest and there can be no assurance that BXPE will not be adversely affected by such arrangements. For example, BXPE, any such platform entities, Portfolio Entities and other vehicles or entities in which one or more affiliates of Blackstone hold an interest (including, but not limited to, Other Blackstone Accounts and their affiliates) may engage in activities that compete with those of BXPE and certain Other Blackstone Accounts and otherwise make investments of a type that would be suitable for the same. In addition, the pursuit of any such “platform” strategy will likely be time-consuming, complex, costly and subject to unforeseen risks and obstacles, and there can be no assurance that any such “platform” strategy will achieve the originally anticipated results or reach the scale originally anticipated, and BXPE will nevertheless bear the costs related thereto. Such activities may result in allocations of investment opportunities to any such “platform” entities, permanent capital vehicles, accounts or other entities controlled by or in which an affiliate of Blackstone holds an interest and consequently may result in BXPE and/or certain Other Blackstone Accounts not participating (and/or not participating to the same extent) in certain investment opportunities in which it would have otherwise participated. Similarly, BXPE may from time to time invest in Portfolio Entities in which Other Blackstone Accounts and/or Blackstone have pre-existing
investments. For example, Blackstone, through BXi, frequently makes minority investments in early-stage companies, and BXPE may later also invest in one or more such companies. Additionally, Portfolio Entities of Blackstone may raise additional capital in the future at a time when those funds do not have sufficient reserves to take their pro-rata
share of such capital raise, and in such instances BXPE may take any amount that those funds are unable to participate in. Given the potential benefits to BXi and/or Blackstone and/or such Other Blackstone Accounts (including, for example, higher valuations on the investment, the potential receipt of proceeds from BXPE’s investment or, if the company is distressed, the potential for additional financial support), the Sponsor may be incentivized to cause BXPE to invest in such companies and there can be no assurance that the related conflicts of interests (including as it relates to the valuation at which BXPE invests) will be resolved in a manner favorable to BXPE. Except as expressly provided in the BXPE U.S. Partnership Agreement, consent of the BXPE U.S. Board is not required in connection with such investments in which Blackstone or Other Blackstone Accounts has/have a pre-existing
interest. In instances where BXPE invests at a significantly higher (or lower) valuation than BXi, Blackstone and/or such Other Blackstone Accounts, BXPE and such other vehicle(s) will potentially have conflicting interests in the event the value of the company declines (or increases) following the time of BXPE’s investment. Additionally, BXPE, BXi and such Other Blackstone Accounts will generally have different investment periods or expiration dates and/or investment objectives and requirements (including different return profiles, liquidity requirements and valuation considerations), which differences may be heightened as a result of their investments being made at different times and valuations from BXPE, and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, BXPE and/or such other parties may dispose of any such shared investment at different times and on different terms. The consent of the BXPE U.S. Board of Directors is not required in connection with such investments, including investments in which Blackstone or Other Blackstone Accounts have a pre-existing
interest. See also “—‘Platform’ Investments; Additional Capital Requirements” herein.
Holding Entities and Tracking Interests.
The Sponsor may determine that for legal, tax, regulatory, accounting, administrative or other reasons BXPE should hold an Investment (or a portion of a portfolio or pool of assets) through a single holding entity through which one or more Other Blackstone Accounts hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among BXPE and such Other Blackstone Accounts as described in “—Allocation of Portfolios”) in respect of which BXPE does not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the Investment (or portion of a portfolio or pool) that is indirectly held by BXPE would be specifically attributed to BXPE through tracking interests in such holding entity or back-to-back
or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Accounts, and that BXPE would be deemed for purposes of the BXPE U.S. Partnership Agreement to hold BXPE’s Investment (or portion of a portfolio or pool) separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such Other Blackstone Accounts). The use of such investment structures in connection with BXPE’s investment activities could have an adverse impact on BXPE. For example, liabilities could arise in relation to a specific investment held indirectly through such holding entity by an Other Blackstone Account, but not BXPE, and a counterparty could seek recourse against the holding entity from a different investment that is held indirectly through such holding entity by BXPE, but not the Other Blackstone Account. BXPE’s Investment made through such a holding entity will therefore be subject to risks by virtue of other investments owned by the holding entity in which BXPE does not have a tracking interest, and such risks would not be present if separate holding entities were used for the separate investments made by BXPE and the Other Blackstone Account. Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to BXPE and/or Other Blackstone Account. For example, due to rules, regulations and/or requirements in a particular jurisdiction (e.g., licensing requirements, time period requirements), it may be the case that in order to comply with the foregoing, one Blackstone entity serves a particular role for another Blackstone entity (e.g., as an administrator or other role requiring a license) that it otherwise would not have but for the rules, regulations and/or requirements in such jurisdiction. It is possible that BXPE will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, Other Blackstone Account participating through such structure for their investments and it is expected that such Other Blackstone Account would reimburse BXPE for any such costs and expenses on a pro-rata
basis.

Fund
Life Commitments.
BXPE has invested, and can be expected to continue to invest, in certain Other Blackstone Accounts by making a fund life commitment (either directly or through a parallel vehicle) to such Other Blackstone Accounts. BXPE will participate in such fund life commitments in most instances through an aggregator vehicle controlled by the Sponsor or an affiliate thereof, and BXPE will, in certain instances, commence and end its participation in an Other Blackstone Account (through the aggregator vehicle) at different times from other investors. In addition, in connection with BXPE’s fund life commitments to Other Blackstone Accounts, BXPE may have the ability, at its discretion, to elect whether to participate in, or to decline to participate in, any subscription credit facility, capital call facility, asset-backed facility, or other leverage arrangement maintained by such Other Blackstone Account (each, a “Credit Facility”). BXPE’s decision to participate in, or not participate in, an Other Blackstone Account’s Credit Facility may create misalignment between BXPE’s economic exposure, funding mechanics, timing of capital contributions, and risk profile, on the one hand, and those of the Other Blackstone Account and its other investors, on the other hand. For example, if BXPE elects not to participate in a Credit Facility while other investors do participate, BXPE may be required to fund capital contributions earlier than such other investors, may not benefit from the same leverage-related timing or liquidity advantages, and may experience different return dynamics, including differences in internal rates of return. Such flexibility may also create conflicts of interest, as the Sponsor may be required to balance BXPE’s interests in electing whether to participate in a Credit Facility against the interests of the Other Blackstone Account and its other investors. The Sponsor’s determination as to whether BXPE should participate in a Credit Facility may take into account factors specific to BXPE, including liquidity management, portfolio construction, leverage tolerance, and tax considerations, which may not align with the objectives or economic interests of the Other Blackstone Account or its other investors. In addition, to the extent BXPE does not participate in an Other Blackstone Account’s Credit Facility, BXPE may nevertheless be indirectly affected by the existence and operation of such facility, including through increased costs, expenses, or structural complexity borne at the Other Blackstone Account level, or through the impact of leverage on investment pacing, risk-taking, or disposition decisions by such Other Blackstone Account. BXPE may also have limited ability to influence the terms, use, refinancing, or amendment of any Credit Facility maintained by an Other Blackstone Account, particularly where BXPE holds a minority interest or participates through an aggregator vehicle. See also “—Leverage” herein.
In connection with such fund life commitments, an Other Blackstone Account may provide the Sponsor with investment-by-investment
tracking of investment proceeds; that is, such Other Blackstone Account will inform the Sponsor of the particular underlying investment of such Other Blackstone Account to which the investment proceeds relate. In such cases, investment proceeds from such Other Blackstone Accounts will generally be allocated to BXPE based on the particular underlying investment of such Other Blackstone Account that generated such investment proceeds (and, therefore, the allocation of such investment proceeds will take into account the relative contributed capital of BXPE to the applicable underlying investment). However, in certain cases, an Other Blackstone Account will not provide the Sponsor with investment-by-investment
tracking of investment proceeds. With respect to such instances, the Sponsor has adopted a practice, which it may amend, modify, revise or supplement from time to time without notice to the unitholders, regarding the allocation of the investment proceeds it receives from such Other Blackstone Account. The Sponsor will seek to allocate investment proceeds based on a formulaic, time-weighted approach that generally takes into account (a) the amount invested in an Other Blackstone Account by BXPE and (b) BXPE’s expected hold time of such investment, which is generally based on the total expected number of days of such Other Blackstone Account’s term (as generally determined based on such Other Blackstone Account’s governing documents). As it relates to Other Blackstone Accounts that will not provide the Sponsor with investment-by-investment
tracking of investment proceeds, while the Sponsor believes the foregoing time-weighted approach to the allocation of investment proceeds to BXPE is reasonable, it is expected that the application of such methodology will result in BXPE receiving less, or more, investment proceeds from any such Other Blackstone Account than BXPE would have received had such Other Blackstone Account provided investment-by-investment
tracking of investment proceeds. A number of factors will affect when BXPE would receive less, and when BXPE would receive more, investment proceeds from such Other Blackstone Accounts, including, for example and without limitation, the timing of each applicable Other Blackstone Account’s capital calls, investment realizations and distributions of investment proceeds.

Blackstone Multi-Strategy Vehicles
. Certain funds, vehicles, clients, accounts and other similar arrangements (including one or more vehicles for retail investors), are or will be part of a series of multi-strategy investment programs designed to provide investors with exposure to a broad mix of, and leverage the talent and investment capabilities of, Blackstone’s key investment programs (e.g., private equity, real estate, credit, tactical opportunities, secondaries, life sciences, infrastructure and growth) (the “Blackstone Multi-Strategy Vehicles”). Blackstone intends to establish additional Blackstone Multi-Strategy Vehicles in the future. Blackstone Multi-Strategy Vehicles will seek to invest a material portion (and potentially substantially all) of their assets in or alongside Other Blackstone Accounts (including BXPE) as part of its investment programs.
Potential investors should note that the terms upon which such Blackstone Multi-Strategy Vehicles may invest in Other Blackstone Accounts (including BXPE), may materially differ, and may in some instances be materially more favorable to such Blackstone Multi-Strategy Vehicles (and its investors) as compared to other investors in such Other Blackstone Accounts. Such different terms will from time to time create potential conflicts of interests for the Sponsor or its affiliates, where the interests of the investors in such Blackstone Multi-Strategy Vehicles do not align with the interests of other investors in BXPE, including with respect to the allocation of co-investment
opportunities.
Such Blackstone Multi-Strategy Vehicles could grow significantly in size over time, and such vehicles could allocate a substantial portion of their assets into BXPE, which, if accepted by BXPE, could affect BXPE’s portfolio management processes, as BXPE may not be able to deploy potentially large amounts of capital quickly as it may have difficulty identifying and purchasing suitable investments on attractive terms, or if market conditions cause BXPE to participate in Investments at an inopportune time. Large or irregular capital inflows may accelerate BXPE’s investment pacing beyond what would otherwise be pursued, potentially increasing exposure to less attractive opportunities. If BXPE is unable to find suitable investments on a timely basis, BXPE may be required to hold cash or other liquid investments for longer periods, which would be dilutive to overall investment returns. In addition, where BXPE accepts large amounts of subscription proceeds from such Blackstone Multi-Strategy Vehicles that exceed the amount it requires to make its Investments, BXPE may be more inclined to deploy such additional sums into money market accounts or other similar temporary investments. As Management Fee is charged on BXPE’s NAV (which includes any uninvested cash), maintaining elevated cash balances or investing in temporary investments may create cash drag, resulting in less efficient deployment of capital relative to such capital being invested in appropriate investments.
If capital contributed by Blackstone Multi-Strategy Vehicles constitutes a disproportionately large percentage of the funds raised by BXPE, BXPE could become overly dependent or exposed to the subscription and/or redemption decisions of such vehicles. Material shifts in capital contributions and redemptions may materially affect, among others, BXPE’s portfolio construction, liquidity management and diversification profile.
Similarly, as such Blackstone Multi-Strategy Vehicles increase in size, for the purposes of their liquidity management, such Blackstone Multi-Strategy Vehicles may make redemption requests (which may be significant relative to the assets of BXPE) which could result in additional stress on the redemption queue of BXPE and/or due to potential preferential liquidity rights offered to such Blackstone Multi-Strategy Vehicles, or increase the likelihood of BXPE reaching its redemption limits under the Unit Redemption Plan quicker than it would otherwise. Furthermore, substantial redemptions could also significantly restrict BXPE’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies or otherwise to consummate future investments, resulting in unitholders not having their capital invested in the manner originally contemplated. If the Sponsor decides to satisfy all resulting redemption requests, BXPE’s cash flow could be materially adversely affected. In addition, if BXPE determines to sell assets to satisfy redemption requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and BXPE’s results of operations and financial condition, including, without limitation, breadth of its portfolio by property type and location, could be materially adversely affected. Finally, substantial redemptions could hinder BXPE’s ability to attract and admit new investors or encourage and accept additional subscriptions from existing unitholders, particularly as a result of legal, tax, regulatory or other similar considerations resulting from such withdrawals.

As Blackstone Multi-Strategy Vehicles may be subject to different regulatory frameworks, reporting obligations and disclosure/notice requirements, actions required to satisfy those obligations may directly impose additional reporting or timing requirements on BXPE.
Allocation of Portfolios.
Blackstone will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among BXPE and Other Blackstone Accounts. Such allocations generally would be based on Blackstone’s determination of, among other things, the expected returns and risk profile of each of the assets and in any such case, the combined purchase price paid to a seller or received from a buyer would be allocated among the multiple assets, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor. For example, some of the assets in a pool may have a higher return profile, while others may have a lower return profile not appropriate for BXPE. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. In certain circumstances, the Sponsor may determine that for legal, tax, regulatory, accounting, administrative or other reasons such portfolio or pool should be held through a single holding entity even though such portfolio or pool is divided and allocated among BXPE and such Other Blackstone Accounts. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the portion of such portfolio or pool that is allocated to BXPE would be specifically attributed to BXPE through tracking interests in such holding entity or back-to-back
or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Account, and that BXPE would be deemed for purposes of its organizational documents to hold its portion of the portfolio or pool separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the portion of such portfolio or pool allocated to such Other Blackstone Accounts). In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among BXPE and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to BXPE and such Other Blackstone Accounts on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which BXPE and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to BXPE and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an Investment of BXPE will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, the Fund could purchase an investment or an entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the investment or portfolio or pool allocated to an Other Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between the Fund and such Other Blackstone Account prior to closing of the transaction (or vice versa), and any such sell down of assets will not be subject to the approval of the BXPE U.S. Board of Directors, any unitholder, or otherwise, as applicable. These conflicts related to allocation of portfolios will not necessarily be resolved in favor of BXPE, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally.
BXPE can be expected to hold an interest in a Portfolio Entity that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s participation or the size of the Other Blackstone Account’s investments as a result of information walls or otherwise). Generally, there are no limitations in the BXPE U.S. Partnership Agreement with respect to such investments (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In these situations, conflicts of interest will arise, as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. In order to mitigate any such conflicts of interest, BXPE could, in certain circumstances, recuse itself from participating in any decisions relating or with respect to such investment by BXPE or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the actions described below that Blackstone may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to BXPE and such Other Blackstone Accounts, which will, in certain circumstances, adversely impact BXPE. In that regard, actions may be taken for Other Blackstone Accounts that are adverse to BXPE (and vice versa). If BXPE recuses itself from decision-making, it will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made. These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction.
In addition, under certain circumstances, BXPE may be prohibited (or may refrain) from decision-making or exercising other rights it would otherwise have with respect to a Portfolio Entity, as a result of BXPE’s affiliation with Other Blackstone Accounts that own different interests in such Portfolio Entity. While the Sponsor will seek, where applicable, to have a third party exercise rights on behalf of BXPE for the purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors
or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because BXPE owns or acquires the entirety of the relevant instrument or tranche), and in such circumstances the absence of any such third party could adversely affect BXPE or its interest in the Portfolio Entity (or the applicable Other Blackstone Account(s)) or its ability to effectively mitigate such conflicts of interest. BXPE and the unitholders will in no way receive any benefit from fees paid to the Sponsor or its affiliates from a Portfolio Entity in which any Other Blackstone Account also has an interest (including, for greater certainty, any fees Blackstone received as a result of the provision of services by such affiliates). Moreover, in a case where a conflict of interest arises with respect to a Third-Party Fund Manager in which BXPE has invested, Blackstone will often not be in a position to mitigate or ameliorate the conflict but will instead need to be reliant upon such Third-Party Fund Manager. These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives that Blackstone may have with respect to the parties to the transaction.
Other Blackstone Accounts are likely to have an interest in an investment vehicle sponsored by a Third-Party Fund Manager in which BXPE has invested, or in an investment owned by such Third-Party Fund Manager (directly or indirectly) (or vice versa). There can be no assurances that such situations will not give rise to conflicts of interest, or that they will be resolved in favor of BXPE. Subject to the BXPE U.S. Partnership Agreement, with respect to debt securities acquired or sold in a secondary transaction or syndication between Other Blackstone Accounts, the Sponsor or Blackstone and a third party in particular (following the issuance or origination of any financing or refinancing), the Sponsor and/or such Other Blackstone Accounts could determine that no mitigation of any potential conflicts of interest with respect to such acquisition or sale is required. Further, BXPE and such Other Blackstone Account, Blackstone, or the Sponsor are generally permitted to exit their holdings in such

Portfolio Entity at different times, on different terms or otherwise on a non-pro-rata
basis, including for example, if BXPE is acquiring debt securities held by such Other Blackstone Account, Blackstone, or the Sponsor in such Portfolio Entity (which could be at par or at a discount) as a part of a control acquisition or debt buyback or otherwise. Blackstone or the Sponsor can be expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such securities based on the different termination dates, investment limitations and/or investment objectives of BXPE and such Other Blackstone Accounts (including in light of BXPE’s perpetual nature), the Sponsor, or Blackstone, or for other reasons, and this could result in Other Blackstone Accounts, the Sponsor or Blackstone exiting their interests in a Portfolio Entity earlier or at a higher price than BXPE (or vice versa). Such Investments and transactions will give rise to potential or actual conflicts of interest. There can be no assurance that any such conflicts will be resolved in BXPE’s favor.
Simultaneous Transactions.
There may be instances where Blackstone negotiates transactions with counterparties that involve BXPE, an Other Blackstone Account and/or Blackstone in different capacities, subject to the BXPE U.S. Partnership Agreement. For example, BXPE may sell or purchase an interest in a Portfolio Entity to a counterparty (such as another sponsor’s fund), while the same counterparty acquires or sells an interest in a Portfolio Entity of an Other Blackstone Account or Blackstone. While these transactions may be separate or non-contingent,
due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone’s duties to BXPE on one hand, and such Other Blackstone Account or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interest of the applicable Other Blackstone Account and BXPE and that the valuations are fair and reasonable to each respective fund, among other things. To the extent Blackstone believes that such transactions rise to the level of a conflict where mitigation would be appropriate, Blackstone may, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own, but is not required to do so or to engage in any other conflict mitigation techniques with respect to such transactions.
Related Financing Counterparties.
BXPE can be expected to invest in companies or other entities in which Other Blackstone Accounts make an investment in a different part of the capital structure (and vice versa). The Sponsor requests in the ordinary course proposals from lenders and other sources to provide financing to BXPE and its Portfolio Entities. The Sponsor takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with Blackstone in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone and its funds, and such other factors that Blackstone deems relevant under the circumstances. The cost of debt alone is not determinative.
Debt and/or equity financing to BXPE and its Portfolio Entities is expected to be provided by unitholders, Other Blackstone Accounts and investors therein, their Portfolio Entities and other parties with material relationships with Blackstone, such as shareholders of and lenders to Blackstone and lenders to Other Blackstone Accounts and their Portfolio Entities, as well as by Blackstone itself in accordance with the terms of the BXPE U.S. Partnership Agreement. Blackstone could have incentives to cause BXPE and its Portfolio Entities to accept less favorable financing terms from a unitholder, Other Blackstone Accounts, their Portfolio Entities and investors, Blackstone and other parties with material relationships with Blackstone than it would from a third party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a Portfolio Entity than BXPE, even if the form of the transaction is not a financing. Although less common, BXPE or a Portfolio Entity could also occupy a different position in the capital structure than a unitholder, Other Blackstone Account, their Portfolio Entities and other parties with material relationships with Blackstone, in which case

Blackstone could have an incentive to cause BXPE or a Portfolio Entity to offer more favorable terms to such parties. In the case of a related party financing between BXPE or its Portfolio Entities, on the one hand, and Blackstone, Other Blackstone Accounts or their Portfolio Entities, on the other hand, the Sponsor could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Sponsor could instead rely on its own internal analysis, which the Sponsor believes is often superior to third-party analysis given Blackstone’s scale in the market. If however any of Blackstone, BXPE, an Other Blackstone Account or any of their Portfolio Entities delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arm’s length basis, even though the participation of the Blackstone related vehicle impacts the market terms and Blackstone may have influence on such third parties. For example, in the case of a loan extended to BXPE or a Portfolio Entity by a financing syndicate in which an Other Blackstone Account has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Blackstone Account had not participated; it is also possible that the frequent participation of Other Blackstone Accounts in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to BXPE. Blackstone does not believe either of these effects is significant, but no assurance can be given to unitholders that these effects will not be significant in any circumstance. Subject to the terms of the BXPE U.S. Partnership Agreement, the Sponsor may not be required to obtain any consent or seek any approvals from unitholders or the BXPE U.S. Board of Directors in the case of any of these conflicts.
Blackstone could cause actions adverse to BXPE to be taken for the benefit of Other Blackstone Accounts that have made an investment more senior in the capital structure of a Portfolio Entity than BXPE (e.g., provide financing to a Portfolio Entity, the equity of which is owned by BXPE) and, vice versa, actions will, in certain circumstances, be taken for the benefit of BXPE and its Portfolio Entities that are adverse to Other Blackstone Accounts. In addition, Third-Party Fund Managers in which BXPE invests are managed independently from Blackstone and may take actions that are adverse to Blackstone and/or BXPE. Blackstone could seek to implement procedures to mitigate conflicts of interest in these situations such as (a) a forbearance of rights, including some or all non-economic
rights, by BXPE or relevant Other Blackstone Account (or their respective Portfolio Entities, as the case may be) by, for example, causing such Other Blackstone Account to decline to exercise certain control-and/or
foreclosure-related rights with respect to a Portfolio Entity by agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (b) causing BXPE or relevant Other Blackstone Account (or their respective Portfolio Entities, as the case may be) to hold only a non-controlling
interest in any such Portfolio Entity, (c) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of BXPE or relevant Other Blackstone Account (or their respective Portfolio Entities, as the case may be), or (d) create groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Blackstone Account holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by BXPE or its Portfolio Entities, Blackstone may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Blackstone Account. In these cases, Blackstone would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the Investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where a unitholder acquires all or substantially all of a relevant instrument, tranche or class of securities.

In connection with negotiating loans and bank financings in respect of Blackstone-sponsored transactions, Blackstone will generally obtain the right to participate (for its own account or an Other Blackstone Account) in a portion of the financings with respect to such Blackstone-sponsored transactions on the same terms negotiated by third parties with Blackstone or other terms the Sponsor determines to be consistent with the market. Although Blackstone could rely on third parties to verify market terms, Blackstone may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that BXPE and its Portfolio Entities receive market terms.
In certain circumstances, BXPE may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. Such bridge financing and/or commitment would not be considered
“co-investment”
and would be sold down ahead of equity invested by BXPE. Similarly, BXPE and/or Other Blackstone Accounts may seek to initially acquire investments (including all or part of the relevant tranche of securities) for the purpose of syndicating a portion thereof to one or more Other Blackstone Accounts, co-investors
or third parties. The terms of any such acquisition and syndication will be determined by the Sponsor in its sole discretion and may involve a client initially acquiring all or substantially all of an instrument or relevant tranche or class of securities with a view towards syndication. In any such circumstance, third parties may not be available for purposes of mitigating any potential conflicts of interest (as described above) and the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of Fund Fees. The conflicts applicable to Other Blackstone Accounts who invest in different securities of Portfolio Entities will apply equally to Blackstone itself in such situations. See also “—Securities and Lending Activities” and “—Syndication; Warehousing” herein. In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
In addition, the Sponsor or its affiliates may make short-term advances to BXPE, which advances will accrue interest comparable to those received by a third party in an arm’s length transaction and will be repaid from subscriptions or other funds of BXPE. If the Sponsor or any of its affiliates lends funds to BXPE, the terms of such lending will be disclosed to the unitholders if the accrued interest thereon is allocated to the unitholders; provided, that such disclosure is not required for advances for Fund Expenses in the ordinary course.
In addition, it is anticipated that in a bankruptcy proceeding BXPE’s interests will likely be subordinated or otherwise adverse to the interests of Other Blackstone Accounts with ownership positions that are more senior to those of BXPE. For example, an Other Blackstone Account that has provided debt financing to an Investment of BXPE may take actions for its benefit, particularly if BXPE’s Investment is in financial distress, which adversely impact the value of BXPE’s subordinated interests. Furthermore, the 1940 Act imposes additional limitations and requirements in the event of a restructuring of a Portfolio Entity of BXPE in which a Blackstone Credit & Insurance Client (as defined below) also holds an investment. Specifically, unless BXPE and such Blackstone Credit & Insurance Client hold the same classes of securities and elect to receive the same assets in connection with the restructuring, the board or other applicable governing body of such Blackstone Credit & Insurance Client must determine that Blackstone’s interest in the Portfolio Entity that is not fully aligned with the interest of such Blackstone Credit & Insurance Client is not material (in terms of financial significance to Blackstone) in order for both BXPE and such Blackstone Credit & Insurance Client to participate in negotiating the restructuring. There can be no guarantee that the board or other applicable governing body of such Blackstone Credit & Insurance Clients would find that there is no material interest. As a result, there can be no assurance that BXPE would be able to participate in negotiating any restructuring in connection with such an investment.

Although Other Blackstone Accounts can be expected to provide financing to BXPE and its Portfolio Entities, there can be no assurance that any Other Blackstone Account will indeed provide any such financing with respect to any particular Investment. Participation by Other Blackstone Accounts in some but not all financings of BXPE and its Portfolio Entities may adversely impact BXPE and its Portfolio Entities’ ability to obtain financing from third parties when Other Blackstone Accounts do not participate, as it may serve as a negative signal to market participants.
Any financing provided by the unitholders or an affiliate thereof to BXPE or a Portfolio Entity is not a subscription to BXPE and does not increase the NAV of such unitholder’s interest. To the extent the unitholders (or any limited partner in any Other Blackstone Account) or any of their affiliates provide debt financing to BXPE or its Portfolio Entities, it will not be considered
“co-investment.”
These conflicts relating to financing counterparties will not necessarily be resolved in favor of BXPE, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Conflicting Fiduciary Duties to Debt Funds.
Other Blackstone Accounts include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other debt instruments, including any of the investment funds or vehicles sponsored or managed by Blackstone Credit & Insurance, an affiliate of Blackstone. As discussed above, it is expected that these Other Blackstone Accounts or investors therein will be offered the opportunity to provide financing to BXPE with respect to investments made by BXPE and its Portfolio Entities. Blackstone owes a fiduciary duty to these Other Blackstone Accounts and investors therein as well as to BXPE and will encounter conflicts in the exercise of these duties. For example, if an Other Blackstone Account purchases high-yield securities or other debt instruments of a Portfolio Entity of BXPE, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to BXPE, Blackstone will encounter conflicts in providing advice to BXPE and to these Other Blackstone Accounts with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where BXPE holds an equity investment in a Portfolio Entity, the holders of such Portfolio Entity’s debt instruments (which may include one or more Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such Portfolio Entity faces financial difficulties or distress) that subordinate or adversely impact the value of BXPE’s investment in such Portfolio Entity. In addition, BXPE could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Blackstone Account. Although measures described above in “—Related Financing Counterparties” can mitigate these conflicts, they cannot completely eliminate them. These conflicts related to fiduciary duties to such Other Blackstone Accounts will not necessarily be resolved in BXPE’s favor, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of BXPE or its Portfolio Entities. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for the account of BXPE or its Portfolio Entities in any such securities. In addition, BXPE may not pursue an investment in a Portfolio Entity otherwise within the investment mandates of BXPE as a result of such trading activities by Other Blackstone Accounts.
Joint Investments.
BXPE has and will continue to enter into joint investments with Other Blackstone Accounts and may do so where such Other Blackstone Accounts and/or BXPE have certain governance and/or Portfolio Entity management rights for legal, regulatory or other reasons. Any such Other Blackstone Account may purchase or sell any such investment (in whole or in part) to any person or entity at different times, on different terms or otherwise on a
non-pro-rata
basis and, in connection with such transactions, any such governance rights relating to the Investment could be negatively impacted (or eliminated completely) and BXPE may or may not participate with such Other Blackstone Account in such purchase or sale. Further, BXPE, consortium partners, co-sponsors
and such Other Blackstone Account, Blackstone, or the Sponsor are generally permitted to exit their holdings in such Portfolio Entity at different times, on different terms or otherwise on a non-pro-rata
basis. BXPE, Blackstone or such Other Blackstone Account, can be expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such investments based on the different termination dates, investment limitations and/or BXPE’s investment objectives and such Other Blackstone Account (including in light of BXPE’s and certain Other Blackstone Accounts’ perpetual nature ), the Sponsor, or Blackstone or for other reasons, and this could result in Other Blackstone Accounts, the Sponsor or Blackstone exiting its interests in a Portfolio Entity earlier or at a higher price than BXPE (or vice versa). There can be no assurance that any such conflict will be resolved in BXPE’s favor.
In connection with participation in a joint investment, BXPE, Blackstone and certain Other Blackstone Accounts have entered into, or can be expected to enter into, governance agreements among such participating Blackstone entities which will provide for certain governance rights for each participating Blackstone entity with respect to their direct investment, in some cases through a corresponding Blackstone aggregator.
BXPE expects that entering into a such a governance agreement will help mitigate certain potential governance-related conflicts that may arise should any of the participating Blackstone entities desire to exit a joint investment (directly or from a Blackstone aggregator) or a portion thereof on a non-pro-rata
basis
vis-à-vis
the other participating Blackstone entities. However, there is no assurance that such governance agreement will have the desired effect or mitigate any such conflicts between the participating Blackstone entities and BXPE or the participating Blackstone entities could end up with worse rights or an absence of other rights that they may have had otherwise if there were no such governance agreements.
Related Financing of Counterparties to Acquire or Sell Investments.
In certain transactions, Other Blackstone Accounts will commit to and/or provide financing to third parties that bid for and/or purchase Investments or assets from BXPE and its Portfolio Entities (and vice versa). Generally, there are no limitations in the BXPE U.S. Partnership Agreement or otherwise with respect to such arrangements (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In addition, BXPE and its Portfolio Entities will from time to time purchase assets or Portfolio Entities from third parties that obtain, or currently have outstanding, debt financing from Other Blackstone Accounts (and vice versa). See also “—Related Financing Counterparties” herein. Although Blackstone believes that the participation by Other Blackstone Accounts in such debt financings could be beneficial to BXPE by supporting third parties in their efforts to bid on the sale of Investments or assets by, and to sell Investments or assets to, BXPE and its Portfolio Entities, Blackstone will have an incentive to cause BXPE or the relevant Portfolio Entity to select to sell an Investment or asset to, or purchase an Investment or asset from, a third party that obtains debt financing from an Other Blackstone Account to the potential detriment of BXPE. For example, although price is often the deciding factor in selecting from whom to acquire, or to whom to sell, an Investment or asset, other factors at times may influence the buyer or the seller, as the case may be. Such transactions may involve the partial or complete payoff of such loans or the equity invested by BXPE or Other Blackstone Accounts and/or otherwise result in restructurings of terms and pricing relating to such existing loans or interests with the borrowers or Portfolio Entities thereof in respect of which BXPE or Other Blackstone Accounts may receive refinancing proceeds and/or a retained interest in such Portfolio Entities or loans. The Sponsor could thereafter cause BXPE or a Portfolio Entity to sell an Investment or asset to, or buy an Investment or asset from, a third party that has received financing from an Other Blackstone Account, even when such third party has not offered the most attractive price for the Investment or asset. Unitholders rely on the Sponsor to select in its sole discretion the best overall buyer in sales of, and the best overall seller in the acquisition of, BXPE’s Investments or assets, despite any conflict related to the parties financing the buyer or the seller, as applicable.

Further, to the extent such investment opportunities arise, Blackstone will face actual or apparent conflicts of interest, particularly with respect to the pricing of such new financing and the incentive to use financing provided directly or indirectly by the Other Blackstone Accounts to facilitate a successful disposition (in whole or in part) of any such investment by BXPE or its affiliates. In order to mitigate such conflicts of interest, Blackstone has sought to implement certain guidelines and procedures to mitigate any actual or potential conflicts of interest in connection with any such arrangements. However, there can be no assurance that any such guidelines and procedures will be effective against mitigating all potential conflicts of interest associated with the foregoing arrangements.
Co-Investment
Opportunities.
BXPE has allocated and expects to continue to allocate
co-investment
opportunities to unitholders, Other Blackstone Accounts and their investors, Blackstone affiliates and other parties with whom Blackstone has a material relationship. The offering and allocation of co-investment
opportunities is entirely and solely in the discretion of the Sponsor. Furthermore, co-investment
offered by Blackstone will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors)
as Blackstone determines to be appropriate in its sole discretion on a case-by-case
basis, which can be expected to differ amongst
co-investors
with respect to the same
co-investment.
In addition, the performance of Other Blackstone Accounts
co-investing
with BXPE is not considered for purposes of calculating the Performance Participation Allocation payable by BXPE to the Sponsor. Furthermore, BXPE and co-investors
will often have different investment objectives and limitations, such as return objectives, leverage limitations and maximum hold period. Blackstone, as a result of the foregoing, will have conflicting incentives in making decisions with respect to such opportunities. Even if BXPE and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
Blackstone has established and may in the future establish more co-investment
vehicles managed or advised by Blackstone to facilitate the participation of third-party co-investors
(who may or may not be unitholders of BXPE and/or investors in Other Blackstone Accounts), including “standing,” dedicated or committed co-investment
vehicles (the “Other
Co-Invest
Vehicles”), which may or may not be subject to more favorable rights and/or terms than BXPE and to which Blackstone, in its capacity as general partner of the Other
Co-Invest
Vehicles, is permitted to make capital commitments or contributions to such Other
Co-Invest
Vehicle, including, without limitation, to the extent it determines that such a commitment or contribution is necessary and/or advisable in light of legal, tax, regulatory, accounting, contractual and other considerations with respect to such Other
Co-Invest
Vehicle for tax or regulatory purposes. Other
Co-Invest
Vehicles may be fully committed and provide the investors therein with no discretion regarding the deployment of capital. The use of such vehicles may have the impact of blending a unitholder’s effective Fund Fee rate down and Blackstone may be incentivized to allocate co-investment
opportunities to discretionary vehicles with higher effective fees, carried interest or other performance-based compensation rates. Blackstone may also provide certain Other
Co-Invest
Vehicles with priority rights to participate in
co-investment
opportunities alongside BXPE, or Blackstone may agree to allocate co-investment
opportunities to one or more Other
Co-Invest
Vehicles in a programmatic manner. The terms of any Other
Co-Invest
Vehicle agreed to with a unitholder who is an investor therein will not be subject to any “most favored nations” rights, notwithstanding that such Other
Co-Invest
Vehicle may invest alongside BXPE periodically or programmatically, effectively modifying the economic terms of such unitholder’s participation in such shared investments. The amount and frequency of co-investment
by any Other
Co-Invest
Vehicles would be at the discretion of the Sponsor, subject to the terms of such Other
Co-Invest
Vehicles. It is possible that the existence of any Other
Co-Invest
Vehicles established by the Sponsor will result in BXPE investing less than it would have in the related investments. Furthermore, to the extent that Blackstone establishes any Other
Co-Invest
Vehicles, it may result in fewer investment opportunities for BXPE and fewer co-investment
opportunities being made available to the unitholders. The number and scale of co-investment
opportunities made available to the unitholders (if any) may be higher or lower than those made available to the Other
Co-Invest
Vehicles.

General
Co-Investment
Considerations.
There are expected to be circumstances where an amount that would have otherwise been invested by BXPE is instead allocated to co-investors
(who may or may not be Other Blackstone Accounts, unitholders or limited partners of Other Blackstone Accounts, and may include Blackstone affiliates and/or third parties) or supplemental capital vehicles, and there is no guarantee that any unitholder will be offered any particular co-investment
opportunity. As a general matter, the allocation of
co-investment
opportunities is entirely discretionary on the part of Blackstone and/or the Sponsor, and it is expected that many investors who may have expressed an interest in co-investment
opportunities will not be allocated any
co-investment
opportunities or may receive a smaller amount of
co-investment
opportunities than the amount requested or expected. Blackstone and/or the Sponsor will take into account various facts and circumstances deemed relevant by the Sponsor in allocating co-investment
opportunities, including, among others, whether a potential
co-investor
has expressed an interest in evaluating
co-investment
opportunities, the Sponsor’s assessment of a potential
co-investor’s
ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction) and the Sponsor’s assessment of a potential co-investor’s
ability to commit to a
co-investment
opportunity within the required timeframe of the particular transaction. With respect to investment opportunities shared with other funds, as further described under “Other Blackstone Accounts; Allocation of Investment Opportunities” herein, amounts offered to co-investors
will, in certain circumstances, reduce the amount allocated to BXPE pro-rata
or will, in certain circumstances, reduce the amount allocated to BXPE disproportionately. See also “—Syndication; Warehousing” herein. Conversely, amounts of an investment offered to Other Blackstone Accounts will reduce the amount of such investment available to be allocated to co-investors.
Additional considerations can be expected to also include, among others and without limitation, the size of a potential co-investor’s
commitments to BXPE, Other Blackstone Accounts and strategic third-party investors; whether a potential co-investor
has a history of participating in
co-investment
opportunities with Blackstone; whether a potential
co-investor
has committed to an Other Blackstone Account; the size of the potential co-investor’s
interest to be held in the underlying Portfolio Entity as a result of BXPE’s investment (which is likely to be based on the size of the potential co-investor’s
capital commitment and/or investment in BXPE); whether the potential co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, BXPE, other affiliated funds and/or co-investments
(including size of commitment), and/or Other Blackstone Accounts (including whether a potential co-investor
will help establish, recognize, strengthen or cultivate relationships that may provide indirectly longer-term benefits to BXPE or Other Blackstone Accounts and their Portfolio Entities, or whether the co-investor
has significant capital under management by Blackstone or intends to increase such amount); whether the potential co-investor
has an overall strategic relationship (including a Strategic Relationship and supplemental capital vehicles) with Blackstone that provides it with more favorable rights with respect to co-investment
opportunities; whether the potential
co-investor
is considered “strategic” to the Investment because it is able to offer BXPE certain benefits, including, but not limited to, the ability to help consummate the Investment, the ability to aid in operating or monitoring the Portfolio Entity or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s
investment process; the ability of a potential
co-investor
to hold investments for longer periods of time or indefinitely; any concerns or issues the potential co-investor
may have with respect to governance rights; whether Blackstone has previously expressed a general intention to seek to offer co-investment
opportunities to such potential
co-investor;
whether a potential
co-investor
has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment
opportunity; the familiarity Blackstone has with the personnel and professionals of the potential co-investor
in working together in investment contexts in BXPE or Other Blackstone Accounts (which may include such potential co-investor’s
history of investment in BXPE or Other Blackstone Accounts and/or other Blackstone co-investment
opportunities); whether the
co-investment
opportunity is being provided in connection with a potential investment in, or acquisition of interests through a secondary transfer of, BXPE or an Other Blackstone Account (i.e.
,
a stapled
co-investment
opportunity); the extent to which a potential
co-investor
has been provided a greater amount of
co-investment
opportunities relative to others; the ability of a potential co-investor
to invest in potential
follow-on
or
add-on
acquisitions for the Portfolio Entity or participate in defensive investments; the likelihood that the potential co-investor
would require governance rights that would complicate

or jeopardize the transaction (or, alternatively, whether the potential co-investor
would be willing to defer to Blackstone and assume a more passive role in governing the Portfolio Entity); any interests a potential co-investor
may have in any competitors of the underlying Portfolio Entity; the tax profile of the potential co-investor
and the tax characteristics of the investment (including whether or not the potential co-investor
would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s
participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s
participation in the transaction would subject BXPE and/or any of their Portfolio Entities to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s
relationship with the potential management team of the Portfolio Entity; whether the potential co-investor
has any existing positions in the Portfolio Entity (whether in the same security in which BXPE is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor
maintaining confidentiality; whether the potential
co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of BXPE, other affiliated funds and/or other co-investments,
including the size of such commitment; whether the potential co-investor
has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the potential co-investor;
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
co-investors,
including with respect to such
co-investors’
participation in BXPE and/or Other Blackstone Accounts, may depend on, among other things, the extent to which such co-investors
participate or have been offered the opportunity to participate in co-investments
(which participation may be in such
co-investors’
discretion). Blackstone has established, and can be expected to in the future establish, co-investment
vehicles (including dedicated or “standing”
co-investment
vehicles, which include both
“opt-out”
or
“opt-in”
vehicles where the
co-investor
determines whether to participate in
co-investment
opportunities presented to it either through affirmative or negative consent as well as committed vehicles where Blackstone (in some or all circumstances), and not the co-investor,
has discretion in determining whether the
co-investment
vehicle will participate in
co-investment
opportunities) for one or more investors (including third-party investors and investors in BXPE) in order to co-invest
alongside BXPE in one or more future investments. These
co-investment
vehicles may nevertheless only participate in
co-investment
opportunities after the initial acquisition of an investment. The existence of these vehicles could reduce the opportunity for other limited partners to receive allocations of co-investment,
and the amount and frequency of
co-investment
by any such
co-investment
vehicles would be at the discretion of the Sponsor. Also, Blackstone will, in certain circumstances, agree with investors (including limited partners, Blackstone strategic relationships (including Strategic Relationships (as defined below)) and third-party investors) to more favorable rights or pre-negotiated
terms with respect to
co-investment
opportunities, including with respect to targeted, preferential or favorable allocation of co-investment
opportunities and discounts or rebates of performance-based compensation or management fees (where permitted by applicable law). To the extent any such arrangements are entered into, they can be expected to result in fewer co-investment
opportunities being made available to the unitholders. In addition, the allocation of investments to Other Blackstone Accounts, including as described under “Other Blackstone Accounts; Allocation of Investment Opportunities” herein, can be expected to result in fewer co-investment
opportunities to unitholders who do not participate therein and allocations to the co-investment
vehicle can be expected to result in BXPE investing less than it would have in the related investments.

Additional Potential Conflicts of Interest
with respect to
Co-Investment
;
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
co-investments
to such
co-investor
with respect to such
co-investor’s
participation in the Funds and/or any Other Blackstone Accounts) or other aspects of such co-investor’s
relationship with Blackstone. The management fees, carried interest (or equivalent performance-based compensation) and other fees received by Blackstone from and the amount of expenses charged to BXPE can be expected to be less or more than such amounts paid by or charged to co-investment
vehicles pursuant to the terms of such vehicles’ partnership agreements and other agreements with co-investors,
and such variation in the amount of fees and expenses can be expected to create an economic incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to BXPE or such co-investment
vehicles or
co-investors,
as the case may be. In addition, other terms of existing and future co-investment
vehicles can be expected to differ materially, and in some instances can be expected to be more favorable to Blackstone, than the terms of BXPE, and such different terms can be expected to create an incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to BXPE or such co-investment
vehicles, as the case may be. Such incentives can be expected to give rise to conflicts of interest, and there can be no assurance such conflicts of interest will be resolved in favor of BXPE or that any investment opportunities that would have otherwise been offered to BXPE or limited partners through co-investment
will be made available. In circumstances where BXPE is investing alongside Other Blackstone Accounts, the Sponsor and its affiliates may be incentivized to cause BXPE, on the one hand, or such Other Blackstone Accounts, on the other hand, to offer co-investment
opportunities depending on the economic and other terms each may be permitted to offer co-investors.
There may be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where BXPE and Other Blackstone Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of BXPE and such Other Blackstone Accounts. The allocation of such specific items generally would be based on the Sponsor’s determination of, among other things, the expected returns and risk profiles for such items (e.g., specific items with higher expected returns and a higher risk profile may be allocated to BXPE whereas those with lower relative expected returns and a lower risk profile may be allocated to an Other Blackstone Account), and in any such case the combined purchase price paid to a seller would be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor and its affiliates.
Additionally, it can be expected that Blackstone will enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, which, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone will, in certain circumstances, pay management fees and performance-based compensation in connection with such arrangements. Blackstone will, in certain circumstances, also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of such reimbursements or rebates can be expected to relate to allocations of co-investment
opportunities and increase if certain
co-investment
allocations are not made. While it is possible that BXPE will, along with Blackstone itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by BXPE would instead be referred (in whole or in part) to such third party, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to BXPE. Some co-investment
vehicles, including some Other
Co-Invest
Vehicles, may not bear broken deal expenses or other investment-related expenses (including in respect of financing for such investment) from time to time (in which case BXPE would, to the fullest extent permitted by applicable law, bear such extra portion of such expenses) unless Blackstone determines otherwise in its discretion. Such determinations will be made on a case-by-case
basis by Blackstone and may result in differing treatment of co-investment
vehicles

under certain circumstances. The foregoing will under certain circumstances result in BXPE bearing more than its pro-rata
share of broken deal expenses although the General Partner will use commercially reasonable efforts to cause any of BXPE’s third-party co-investors
that have agreed in writing to participate in a potential Investment alongside BXPE to bear their pro-rata
share of any broken deal expenses. This could be expected to give rise to conflicts of interest in connection with BXPE’s investment activities in certain circumstances, and, while the Sponsor will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of BXPE.
Liability Arising from Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts.
Because of the opportunistic and flexible nature of BXPE’s investment strategies, BXPE has co-invested
and will continue to
co-invest
from time to time with one or more Other Blackstone Accounts (including co-investment
or other vehicles in which Blackstone or its personnel invest and that co-invest
with such Other Blackstone Accounts) or Blackstone (including BXi) in investments that are suitable for both BXPE, such Other Blackstone Accounts and/or Blackstone. Participating in investments alongside Other Blackstone Accounts and/or Blackstone subjects BXPE to a number of risks and conflicts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s and/or Blackstone’s participation, as a result of information walls or otherwise). For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for BXPE, Other Blackstone Accounts and/or Blackstone may not be the same. Additionally, BXPE, such Other Blackstone Accounts and/or Blackstone will generally have different investment periods or expiration dates (as applicable, including in light of BXPE’s and certain Other Blackstone Accounts’ perpetual nature) and/or investment objectives and requirements (including different return profiles, liquidity requirements and valuation considerations (including public reporting requirements thereof)) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by BXPE, Other Blackstone Accounts and/or Blackstone). Such Other Blackstone Accounts and/or Blackstone may also have certain governance rights for legal, regulatory or other reasons that BXPE will not have. As such, BXPE, such Other Blackstone Accounts and/or Blackstone may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration (e.g., BXPE may receive cash whereas other investors in comparable funds or Other Blackstone Accounts may be provided the opportunity to receive distributions in-kind
in lieu thereof).
At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (a) if BXPE is a direct counterparty to a transaction, BXPE being solely liable with respect to its own share as well as Other Blackstone Accounts’ shares of any applicable obligations, or (b) if BXPE is not the direct counterparty, BXPE having a contribution obligation to the relevant Other Blackstone Accounts (including BXPE Lux). Alternatively, a counterparty may agree to face multiple funds, which could result in BXPE being jointly and severally liable alongside Other Blackstone Accounts for the full amount of the applicable obligations. Similarly, there could be transactions with respect to which, to address legal, tax, regulatory, administrative or other commercial considerations—including, for example compliance with cash confirmation requirements under the UK Takeover Code in connection with an Investment involving a UK take-private transaction—the Sponsor determine to utilize BXPE to make an investment commitment for a proposed investment on the behalf of BXPE and one or more Other Blackstone Accounts (or vice versa) with the expectation that such Other Blackstone Accounts (or BXPE, as applicable) assumes its share of the relevant funding obligation prior to closing. In cases in which BXPE could be responsible for the liability of an Other Blackstone Account, or vice versa, the applicable parties would generally enter into a back-to-back
or other similar contribution or reimbursement agreement. Likewise, for certain Investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with BXPE. For these transactions, it is anticipated that BXPE would then enter into back-to-back
trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with the relevant Other Blackstone Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its
pro-rata
share of the relevant loss. In certain circumstances where BXPE participates in an investment alongside any Other Blackstone Account, to the fullest extent permitted by applicable law (including a co-investment
vehicle), BXPE could bear more than its
pro-rata
share of relevant expenses relating to such investment, including, but not limited to, as the result of such Other Blackstone Account not having resources to bear such expenses (e.g., as a result of the Other Blackstone Account’s insufficient reserves or inability to call capital contributions to cover such expenses). It is not expected that BXPE or Other Blackstone Accounts will be compensated for agreeing to be primarily liable vis-à-vis
a third-party counterparty. Moreover, in connection with the divestment of all or part of a Portfolio Entity (e.g., an initial public offering) and/or the wind-down of a Portfolio Entity, Blackstone will seek to track the ownership interests, liabilities and obligations of BXPE and any Other Blackstone Accounts owning an interest in the Portfolio Entity comprising such operating business, but it is possible that BXPE and applicable Other Blackstone Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of BXPE and such Other Blackstone Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.
Moreover, in connection with seeking financing or refinancing of Portfolio Entities and their assets, it may be the case that better financing terms are available when more than one Portfolio Entity provides collateral, particularly in circumstances where the assets of each Portfolio Entity are similar in nature. As such, rather than seeking such financing or refinancing on its own, a Portfolio Entity of BXPE may enter into cross collateralization arrangements with another Portfolio Entity of BXPE or Portfolio Entities of one or more Other Blackstone Accounts. While Blackstone would expect any such financing arrangements to generally be non-recourse
to BXPE and the Other Blackstone Accounts, as a result of any cross-collateralization, BXPE could also lose its interests in otherwise performing Investments due to poorly performing or non-performing
investments of the Other Blackstone Accounts.
Third-Party Fund Managers May Have Conflicts.
Third-Party Fund Managers in which BXPE invests and their affiliates generally will engage in a wide range of activities and will have other interests and relationships that may create a variety of conflicts of interest. The Third-Party Fund Managers’ activities will not be coordinated. From time to time, the Third-Party Fund Manager may buy or sell securities for the benefit of one or more other vehicles or accounts at the same time that such Third-Party Fund Manager buys or sells those same securities with respect to vehicles in which BXPE invests. Different Third-Party Fund Managers may also engage in conflicting activities with respect to the same companies or issuers, including buying or selling at opposite times or at different prices and terms since their activities are not coordinated. This may lead to additional costs and expenses and indirectly losses, which would be borne by BXPE to the extent of its ownership interest in such Third-Party Fund Managers.
Syndication; Warehousing.
BXPE, Blackstone, Other Blackstone Accounts, joint venture partners, or affiliates or related parties of the foregoing have and expect to continue to, subject to the limitations in the BXPE U.S. Partnership Agreement, commit to or initially acquire an investment as principal and subsequently sell prior to or following the closing of the investment some or all of it to BXPE, Other Blackstone Accounts or co-investment
vehicles (as applicable) formed to
co-invest
alongside BXPE and/or Other Blackstone Accounts and/or third parties in an affiliate or related party transaction. Similarly, subject to the limitations of the BXPE U.S. Partnership Agreement, BXPE may commit to or initially acquire an investment and subsequently syndicate, or sell some or all of it, to Blackstone, Other Blackstone Accounts, co-investment
vehicles (including
co-investment
vehicles managed outside the Sponsor’s investment program or committed co-investment
vehicles), joint venture partners, Consultants or affiliates or related parties of the foregoing or other third parties (including any person (including, if applicable, unitholders other than solely in their capacity as such and Consultants) that the Sponsor determines has the ability to add value to an Investment in light of its relationships, experience, geographic location, market or industry knowledge and/or other relevant attributes as determined by Blackstone), notwithstanding the availability of capital from the unitholders and other investors thereof or applicable credit facilities. Such syndications may occur over time in multiple transactions and following the closing of the investment. Management Fees will begin accruing as of the date of the initial commitment of a particular Investment by the Other Blackstone Account (i.e.
,
Management Fees will be charged as if BXPE had participated in the Investment from the date the Investment was first committed to, which will result in Management Fees being charged on a retroactive basis in cases where BXPE acquires its interest in the Investment via syndication). If any such intended syndication is not ultimately consummated, Blackstone, BXPE or the other party that initially acquires such portion will be expected to retain it, leading to BXPE or such other party having more of the applicable Investment (including expenses relating to such unconsummated syndication) initially intended to be syndicated than it would otherwise have had if such syndication had not initially been contemplated. For the avoidance of doubt, BXPE and Other Blackstone Accounts participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all) or may participate in a syndication alongside BXPE but at a different interest rate, due to legal, regulatory, accounting, administrative or other considerations. Any such syndication that is not ultimately consummated could result in Blackstone, BXPE or the other parties retaining a different share of the investment than initially intended. The Sponsor is not required to reimburse BXPE, and BXPE will be charged for Management Fees paid or payable with respect to amounts acquired with the intent to syndicate such amounts to co-investors
or other persons. The Sponsor reserves the right to cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair market value of any such Investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. However, the Sponsor could determine that syndication on other terms is in the best interests of BXPE (e.g., to syndicate based on the current valuation of the investment, without any interest charge). Particularly, BXPE and certain Other Blackstone Accounts will conduct monthly or otherwise frequent valuation of Investments and, notwithstanding the existence of such valuations, the Sponsor can be expected to nevertheless cause the syndication of Investments to be made at cost, cost plus an interest rate and/or carrying cost (and, in certain circumstances, syndicating below cost). Any valuation intended to reflect the fair market value of an Investment could ultimately not accurately reflect the realizable value of an Investment and there will be no retroactive adjustment, even if such adjustment would benefit BXPE and indirectly the unitholders. The Sponsor also reserves the right to determine another methodology for pricing these transfers, including fair market value at the time of transfer, and the unitholders will not be entitled to receive notice or disclosure related thereto, including with respect to timing, structuring, pricing and other terms. There can be no assurance that, in the case of estimated interest expense, there will be any subsequent adjustment in the case actual interest rates change during the period between drawdown and due date and/or if actual funding by a co-investor
occurs prior to the actual due date (through which interest will have been calculated). In certain circumstances, the Sponsor will charge fees on these transfers to either or both of the parties and/or the Other Blackstone Accounts and/or Blackstone itself could receive compensation (including ticking, commitment, warehousing, syndication and other fees and/or interest), which compensation will not be shared with and/or otherwise result in an offset of Management Fees payable by unitholders. The Sponsor or its affiliates will from time to time be permitted to retain any portion of an Investment initially acquired by them with a view to syndication to co-investors
or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so.
Conflicts of interest are expected to arise in connection with these transactions, including with respect to timing, structuring, pricing and other terms. For example, the Sponsor will have a potential conflict of interest when the Sponsor receives fees, including an incentive allocation, from, or pays fees to, an Other Blackstone Account acquiring from or transferring to BXPE all or a portion of an investment, as applicable. Furthermore, the Sponsor and its affiliates have the right to commit to or initially acquire a portion of an investment alongside BXPE if the Sponsor intends to syndicate such amounts to Other Blackstone Accounts or such other third parties (which may include one or more investors in Other Blackstone Accounts), and to retain such amounts not ultimately syndicated after having used reasonable efforts to syndicate. The equity committed/used in any such underwriting by the Sponsor and its affiliates may come from Blackstone’s own balance sheet and/or from one or more third parties that enter into arrangements with Blackstone with respect thereto and may come from an Other

Blackstone Account. In such circumstances, Blackstone will have the right to earn underwriting and/or syndication fees from BXPE, the Portfolio Entities, or the purchasers of such equity, and BXPE and the unitholders will not be entitled to share in or receive the benefit of any such underwriting and/or syndication fees. As a result, the Sponsor may be incentivized to underwrite and/or syndicate amounts of equity in investments due to the right to earn fees not subject to offset in favor of the unitholders, even if the capital used to underwrite such amounts does not come entirely from Blackstone’s own balance sheet as described above, and Blackstone may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest with respect thereto. See also “—Securities and Lending Activities” herein.
More specifically, BXPE could initially acquire a portion of certain Investments (including through borrowings on an asset-backed facility or from Blackstone itself) intended as co-investments
as described herein and syndicate all or part of such
co-investments
to one or more
co-investors
(inclusive of allocable expenses related thereto) (and BXPE may similarly acquire a portion of certain investments with the intent to syndicate such portion to one or more Other Blackstone Accounts). BXPE could also syndicate such portion to third parties that are designated strategic investors as described above, in which case such syndication may be on more favorable terms (e.g., at no additional syndication charge) to such third parties compared to those available to other co-investors
described in the preceding sentence. The value of the Investment during such interim period could increase, but BXPE will not receive the full benefit of any such increase. However, to the extent such amounts are not so charged or reimbursed, they generally will be borne by BXPE.
These conflicts related to syndication of Investments and warehousing will not necessarily be resolved in favor of BXPE, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Units, unitholders will be deemed to have consented to the syndication of Investments and warehousing to the extent the terms of such transactions are approved by the Independent Directors of BXPE.
Continuation Vehicles and Continuation Transactions.
The Sponsor could, subject to the requirements of the BXPE U.S. Partnership Agreement, from time to time establish other investment vehicles for the purpose of purchasing one or more investments from BXPE, which may be made in connection with, or alongside, an Other Blackstone Account making the investment (such vehicles, “Continuation Vehicles,” and such transactions, “Continuation Transactions”). In such circumstances, the Sponsor is acting on behalf of, and making the investment decision for, both BXPE and the applicable Continuation Vehicle. As a result, Continuation Transactions implicate the conflicts of interest described herein in “Buying and Selling Investments or Assets from Certain Related Parties” between the Fund and the Continuation Vehicle more generally. Further, because the Sponsor and/or its affiliates will have the opportunity to earn additional management fees and/or receive additional carried interest and other benefits in respect of such Continuation Transactions, and because each purchaser’s commitment to acquire interests in a Continuation Vehicle will ordinarily be conditioned upon completion of the Continuation Transaction, the Sponsor will have a potential conflict of interest in determining transaction terms and participants. While certain conflicts of interest related to Continuation Transactions may require approval by the BXPE U.S. Board of Directors, certain Continuation Transactions may be able to be completed at the initiation of the Sponsor without any such approval, in accordance with the terms of the BXPE U.S. Partnership Agreement.
Broken Deal Expenses.
Investments in private equity often require extensive due diligence activities prior to acquisition, including legal costs. If a proposed Investment or disposition by BXPE is not consummated (generally referred to as a “broken deal”), all or a portion of such third-party expenses (for example, but not limited to, expenses attributable to investment bankers, legal and tax advice and consultants), which may be significant, may be borne by BXPE. Any expenses incurred by BXPE for actual Investments as described herein or the BXPE U.S. Partnership Agreement will also be incurred by BXPE with respect to such broken deals. The General Partner will use commercially reasonable efforts to cause any of BXPE’s third-party co-investors
that have agreed in writing to participate in a potential Investment alongside BXPE to bear their pro-rata
share of any broken deal expenses. Unless otherwise required, the Sponsor in most circumstances will not seek reimbursement of broken deal expenses from third parties, including counterparties to the potential transaction or potential co-investors

(including standing
co-invest
vehicles (if applicable) established to participate in
co-investment
opportunities alongside BXPE on a regular or periodic basis and/or as part of an overall co-investment
program or arrangement). Moreover, subject to the above and the BXPE U.S. Partnership Agreement, expenses related to the organization of co-investment
vehicles formed to invest in a proposed investment that was ultimately not consummated are expected to be borne by BXPE, and not the proposed co-investors.
Fund Expenses relating to Investments shall generally be allocated among BXPE and Other Blackstone Accounts pro-rata
based upon their relative investment size in the Investment (and in good faith in the case of broken deal expenses and related expenses for unconsummated transactions based on their relative expected investment sizes thereof). Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs of negotiating co-investment
documentation (including
non-disclosure
agreements with counterparties), the costs from onboarding (i.e.
,
know your customer) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of the Fund, and any expenses of the Fund’s representative or its designated individual), printing and publishing expenses, and legal, accounting, tax, structuring and other due diligence and pursuit costs and expenses (including, for the avoidance of doubt, any Consultant expenses and including, in certain instances, broken deal expenses associated with services provided by Portfolio Entities, as detailed below), which will include expenses incurred prior to the commencement of the Effective Date (as defined herein). Although broken deal expenses will generally be shared between BXPE and any Other Blackstone Accounts pro-rata
according to capital invested by each in such investment, any such broken deal expenses could, in the reasonable discretion of the Sponsor acting in good faith, be allocated solely to BXPE and not to Other Blackstone Accounts or co-investment
vehicles (including such standing
co-investment
vehicles) that could have made the Investment (including any situation where an Other Blackstone Account was initially allocated an investment opportunity and incurred such expenses before such investment opportunity was reallocated to BXPE), even when the Other Blackstone Account or co-investment
vehicle commonly invests alongside BXPE in its Investments or Blackstone or Other Blackstone Accounts in their investments. In such cases BXPE’s share of expenses would increase. As a general matter, the Sponsor expects that until a potential Investment is formally allocated to an Other Blackstone Account and/or potential co-investors
(it being understood that final allocation decisions and approvals are typically made shortly prior to closing an investment), BXPE is expected to bear the broken deal expenses for such Investment (even if it was anticipated that such potential investment might be formally allocated to an Other Blackstone Account and/or potential co-investors
instead of BXPE), which can result in substantial amounts of broken deal expenses being borne by BXPE. In the event broken deal expenses are allocated to an Other Blackstone Account or a co-investment
vehicle, the Sponsor or BXPE will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Blackstone Account or co-investment
vehicle, as applicable. Additionally, certain
co-investment
vehicles or certain potential
co-investors,
including Other Blackstone Accounts, who might have invested in a transaction had it been consummated, such as potential investors in co-investment
structures relating to a specific investment where the legally binding agreements relating to such co-investment
are not executed until the time of the deal closing, will not be allocated any share of any break-up
or topping fees or broken deal expenses (and such expenses will be allocated to BXPE), unless the Sponsor determines otherwise in its discretion or as may be set forth in the relevant operative agreements or as required by applicable law. In addition, certain Portfolio Entities will provide transaction support services (including identifying potential investments) to BXPE, Other Blackstone Accounts and their respective Portfolio Entities in respect of certain investments that are not ultimately consummated. See also “—Portfolio Entity Service Providers and Vendors” herein. The Sponsor will endeavor in good faith to allocate such broken deal-related costs among BXPE and such Other Blackstone Accounts as it deems appropriate under the particular circumstances, including the allocation of certain expenses equally among the vehicles that were expected to participate in an investment that was not consummated. Any methodology used to determine the allocation of such broken deal expenses to BXPE and any Other Blackstone Accounts or co-investment
vehicles (including the choice thereof) involves inherent conflicts and will not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in BXPE and its Portfolio Entities bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. Additionally, while the allocation of such costs can be expected to generally be based on the relative expected investment sizes (as determined by the General Partner in good faith), in certain circumstances they may be based on any of a number of different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore BXPE could, to the fullest extent permitted by applicable law, pay more than its pro-rata
portion of such cost based on its actual usage of such services. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Key Components of Our Results of Operations and Financial Metrics — BXPE U.S. Expenses.”
Other Blackstone Business Activities.
Blackstone, BXPE, Other Blackstone Accounts, their Portfolio Entities, and personnel and related parties of the foregoing have and will continue to receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to BXPE and its Portfolio Entities, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; underwriting (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation), syndication or refinancing of a loan or investment (or other additional fees including, without limitation, acquisition, loan modification or restructuring fees); loan servicing; special servicing; fees for monitoring and oversight of loans provided to Portfolio Entities and/or third parties; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement, brokerage, solutions and risk management services; data extraction and management products and services; BX Energy Portcos (as defined below); Revantage acquisition and disposition program management; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). See also “—Portfolio Entity Service Providers and Vendors” herein. For example, Blackstone or an Other Blackstone Account may, directly or indirectly through a Portfolio Entity, from time to time, acquire certain assets, loans or other interests for the purpose of syndicating some or all of such assets, loans or other interests to BXPE and/or Other Blackstone Accounts, and may receive syndication or other fees in connection therewith. Other than as expressly set forth in the BXPE U.S. Partnership Agreement and/or Investment Management Agreement, such fees shall not be applied to offset Management Fees and unitholders will not share therein. Such parties will also provide products and services for fees to Blackstone, BXPE, Other Blackstone Accounts and their Portfolio Entities, and their personnel and related parties, as applicable, as well as third parties. Further, such parties could provide products and services for fees to BXPE, Other Blackstone Accounts and their Portfolio Entities in circumstances where third-party service providers are concurrently providing similar services to BXPE, Other Blackstone Accounts and their Portfolio Entities. As a result, it is expected that the amount of expenses borne by BXPE will be increased in proportion to the additional cost arising from having multiple third-party service providers providing similar services to BXPE and/or its Portfolio Entities than if there was a single service provider engaged for such services. Through its Innovations group (BXi), Blackstone incubates (or otherwise invests in) businesses that are expected to be introduced to, and therefore frequently provide goods and services to BXPE and Other Blackstone Accounts and their Portfolio Entities, as well as other Blackstone-related parties and third parties. By contracting for a product or service from a business related to Blackstone, BXPE and its Portfolio Entities would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with BXPE or the unitholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by BXPE and its Portfolio Entities. BXPE and its Portfolio Entities will incur expenses in negotiating for any such fees and services, which will be treated as Fund Expenses. In addition, the Sponsor may receive fees associated with capital invested by co-investors
relating to investments in which BXPE participates or otherwise, in connection with a joint venture in which BXPE participates or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Sponsor performs services. Finally, Blackstone and its personnel and related parties will, in certain circumstances, also receive compensation for origination activities and unconsummated transactions.
In-House
Administrative Expenses
. BXPE has engaged and will, in certain circumstances, engage one or more third-party administrators to provide certain administrative services to BXPE. In such circumstances, there may be some overlap in the services performed by the third-party administrator and Blackstone personnel and, subject to the BXPE U.S. Partnership Agreement and the Investment Management Agreement, BXPE will bear all such costs, provided that fees, costs and expenses of administrative services provided with respect to the Administration Fee will not be duplicated for BXPE as Fund Expenses. BXPE will, as determined by the Sponsor and as permitted by the BXPE U.S. Partnership Agreement, bear the cost of various services provided by Blackstone personnel and related parties, including without limitation, fund administration, and accounting (including, without limitation, maintenance of the Fund’s books and records, preparation of net asset value and other valuation support services, as applicable (e.g., valuation model and methodology review, review of third-party due diligence conclusions and sample testing), preparation of periodic investor reporting and calculation of performance metrics, AML/KYC compliance on an initial and ongoing basis (e.g., review of investor AML/KYC documentation and periodic or occasional refreshes thereof), central administration and depositary oversight (e.g., periodic and ongoing due diligence and coordination of investment reconciliation and asset verification); audit support (e.g., audit planning and review of annual financial statements); risk management support services (e.g., calculation and review of investment and leverage exposure), sustainability support services, regulatory risk reporting, data collection and modeling and risk management matters and tax support services (e.g., review of investor tax documentation and periodic or occasional refreshes therefore, annual tax and VAT returns and FATCA and CRS compliance)), in-house
attorneys to provide transactional legal and related tax advice, tax planning and other related services (including, without limitation, entity organization, structuring, due diligence, document drafting and negotiation, closing preparation, post-closing activities (such as compliance with contractual terms and providing advice for investment-level matters with respect to fiduciary and other obligations and issues), litigation or regulatory matters, reviewing and structuring exit opportunities) provided by Blackstone personnel and related parties to BXPE and its Portfolio Entities, including the allocation of their compensation (including, without limitation, salary, bonus and benefits) and related overhead otherwise payable by Blackstone, or pay for their services at market rates, and except in certain limited circumstances or with respect to BXPE, such amounts will not offset Management Fees. The services of in-house
attorneys generally include, without limitation, services with respect to M&A, capital markets or financing transactions, tax or regulatory structuring, supervision of external counsel and service providers, attending internal and external meetings (including investment committee meetings) and/or communicating with relevant internal and external parties. Any determination of whether the fees and costs attributable to Blackstone personnel and related parties reflect market rates or arm’s length terms will not take into account any additional fees and costs borne by BXPE with respect to third parties providing similar services (e.g., an external administrator, if applicable). Such allocations or charges can be based on any of the following methodologies: (a) requiring personnel to periodically record or allocate their historical time spent with respect to BXPE or Blackstone approximating the proportion of certain personnel’s time spent with respect to BXPE, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits services, purchase and sale of assets) and allocable overhead based on time spent, or charging their time spent at market rates, (b) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that Blackstone believes represents a fair recoupment of expenses and a market rate for such services or (c) any other similar methodology determined by Blackstone to be appropriate under the circumstances. Certain Blackstone personnel will provide services to few, or only one, of BXPE and an Other Blackstone Account, in which case Blackstone could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, the provision of such services by Blackstone personnel and related parties and any such methodology (including the choice thereof and any benchmarking, verification or other analysis related thereto) involves inherent conflicts. The General Partner may utilize a different methodology in the future, including one of the other methodologies described, or another methodology, which may result in BXPE bearing amounts more or less than would otherwise be the case. Any amounts paid to Blackstone and/or its affiliates for such services, as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by the Fund as Fund Expenses, will not result in any offset to the Fund Fees and will, in certain circumstances, result in incurrence of greater expenses by BXPE and its Portfolio Entities than would be the case if such services were provided by third parties. From time to time, the Sponsor may determine not to allocate an expense to BXPE although the expense is a permissible Fund Expense pursuant to the BXPE U.S. Partnership Agreement (or vice versa), and the Sponsor may in the future begin charging BXPE for such expenses.
The Sponsor, BXPE, Other Blackstone Accounts and their Portfolio Entities, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by BXPE or a Portfolio Entity to a third-party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, the Sponsor, BXPE, Other Blackstone Accounts and their Portfolio Entities, and their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
The Sponsor does not have any obligation to ensure that fees for products and services contracted by BXPE or its Portfolio Entities are at market rates unless the counterparty is considered an “Affiliate” of Blackstone, as defined in the organizational documents, and given the breadth of Blackstone’s investments and activities the Sponsor may not be aware of every commercial arrangement between BXPE and its Portfolio Entities, on the one hand, and Blackstone, other Funds, Other Blackstone Accounts and their Portfolio Entities, and personnel and related parties of the foregoing, on the other hand.
Except as set forth above, BXPE and unitholders will not receive the benefit (e.g., through an offset to Fund Fees or otherwise) of any fees or other compensation or benefit received by the Sponsor, its affiliates or their personnel and related parties. See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Blackstone Business Activities” herein. The Sponsor and its affiliates and their personnel and related parties will receive fees attributable to BXPE, Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) and third parties and, without limiting the generality of the foregoing, the amount of such fees allocable to BXPE, Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) will not result in an offset of Fund Fees payable by unitholders or otherwise be shared with BXPE, its Portfolio Entities or the unitholders, even if (a) such Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) provide for lower or no management fees for the investors or participants therein (such as the vehicles established in connection with Blackstone’s side-by-side
co-investment
rights, which generally do not pay a management fee or carried interest) or (b) such fees result in an offset to management fees or carried interest payable by any of such Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties). As noted in
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
co-investor
(or otherwise hold an interest) in such investments alongside BXPE, the Sponsor and/or Other Blackstone Accounts, which are expected to give rise to potential or actual conflicts of interest, including with respect to the timing and manner of sale by Blackstone, on the one hand, and other participating funds, including BXPE, on the other hand. Blackstone’s receipt of such interests in-kind
generally would not be at the same time or on substantially the same terms, price and conditions as BXPE, the Sponsor and/or the Other Blackstone Accounts, as applicable. With respect to any dispositions of securities or investments held by Blackstone resulting from receiving such fees in-kind,
since BXPE and/or Other Blackstone Accounts, as applicable, are not similarly situated and may have different terms affecting the timing of their respective dispositions, there may be certain situations where Blackstone would not dispose of its securities or interests at the same time and/or on substantially the same terms, price and conditions as such other funds, which would be evaluated by Blackstone on a case-by-case
basis taking into account the circumstances at the relevant time. There can be no assurance that any actual or perceived conflicts will be resolved in favor of BXPE or the unitholders. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on the Fund’s behalf involving any such corporations, the Sponsor will consider those relationships (including any incentives or disincentives as part of such relationship) when evaluating the investment opportunity, which may result in the Sponsor choosing not to make such an investment on the Fund’s behalf due to such relationships. The Fund may also co-invest
with clients of Blackstone in a particular investment, and the relationship with such clients could influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to BXPE (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). BXPE may be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or develop, or transactions or investments Blackstone may make or have made.
Fees Received by the Sponsor.
Break-up
or topping fees, commitment fees, transaction, monitoring and director fees and organization, financing, divestment, and other similar fees (which do not include amounts received with respect to group purchasing, healthcare brokerage, insurance and other similar services to Portfolio Entities) with respect to the Investments can be paid to the Sponsor, in which case Management Fees will be offset by the amount of net break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the BXPE U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees attributable to a potential Investment by BXPE, but not to any amount attributable to a potential investment by Other Blackstone Accounts, co-investment
vehicles, vehicles participating in Blackstone’s
side-by-side
co-investment
rights, permanent capital vehicles, and/or accounts (including insurance accounts, Everlake, Corebridge and Resolution Life (each as defined below)) managed by affiliates of Blackstone and related entities or third parties. See also “—Other Blackstone Business Activities” herein. The portion of such fees attributable to such other entities could, in certain circumstances, not offset the fees that the Sponsor will receive from such entities; for example, because the governing documents of the applicable entities do not include a relevant fee offset mechanism or because there are no management fees in certain applicable entities to offset. Due to the foregoing, and because such portion of such fees do not offset the Management Fee, there is an incentive for the Sponsor to make and structure Investments in a manner that allocates investments to vehicles that do not provide for a management fee offset or do not generate management fees. Alternatively, BXPE could receive the break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the BXPE U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees directly, in which case there will be no Management Fee offset. The Sponsor will generally receive a greater economic benefit by structuring the break-up
or topping, commitment (including fees received in respect of guarantees as contemplated by the BXPE U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees to be paid to it directly, subject to the Management Fee offset, and may do so in its sole discretion.
Break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the BXPE U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees paid to the Sponsor or BXPE in connection with a transaction could be allocated, or not, to Other Blackstone Accounts, co-investment
vehicles and other investment vehicles participating in investments that invest (or are expected to invest) alongside BXPE, as determined by the Sponsor to be appropriate in the circumstances. Generally, the Sponsor would not allocate break-up,
topping fees, commitment (including fees received in respect of guarantees as contemplated by the BXPE U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees with respect to a potential Investment to BXPE, an Other Blackstone Account or co-investment
vehicle unless such person would

also share in broken deal expenses related to the potential Investment. The Sponsor can be expected to receive other types of fees as described in the Investment Management Agreement which are not subject to offset, including without limitation, financial advisory fees, organization and financing fees for arranging acquisitions and other major financial restructurings, data management fees, fees for sustainability services, fees for services related to group purchasing, healthcare consulting/brokerage, investment banking, title insurance, capital markets (including with respect to syndications or placements of debt and/or equity securities or instruments issued by portfolio companies or entities formed to invest therein), credit origination, loan servicing and/or other types of insurance, management consulting and other similar operational and financial matters (whether in cash or in kind). As another example of fees for other operational matters, the Sponsor anticipates that in certain circumstances, professionals of Blackstone and Blackstone-affiliated service providers will receive fees for AI Technologies related services (which may be conducted from within the Blackstone Operating Team or another group within Blackstone) to BXPE, Other Blackstone Accounts and BXPE’s and Other Blackstone Accounts’ Portfolio Entities, in which case there will be no Management Fee offset. Furthermore, Joint Venture Partners to JV Arrangements may provide services (such as asset management oversight services) similar to, and overlapping with, services provided by the Sponsor to BXPE, Other Blackstone Accounts or their respective Portfolio Entities, and, notwithstanding the foregoing, fees attributable to such services will not offset Management Fees or otherwise be allocated to, or shared with, the unitholders. In certain circumstances, JV Arrangements could be structured such that BXPE itself receives a portion of monitoring fees attributable to the monitoring services provided by Joint Venture Partners due to BXPE’s interest in such JV Arrangements, in such cases the monitoring fees paid to JV Arrangements and received by BXPE will offset Management Fees to the extent provided for in the BXPE U.S. Partnership Agreement and/or Investment Management Agreement. With respect to fees received by Blackstone relating to the BXPE’s Investments or from unconsummated transactions, unitholders will not receive the benefit of any fees relating to BXPE’s Investments (including, without limitation, as described above) other than as set forth in its organizational documents. Any potential offset of the Management Fee will only accrue to the extent the fees giving rise to such offset are paid as part of and during the course of BXPE’s investment in the relevant Portfolio Entity, and, without regard to the nature of such fees, there will be no offset of the Management Fees with respect to any fees paid to Blackstone after BXPE has exited the relevant Investment. Following an exit of BXPE’s Investment in a Portfolio Entity, Other Blackstone Accounts may continue to hold interests (debt and/or equity) in such Portfolio Entity, and Blackstone may begin to earn fees or continue to earn fees from such Portfolio Entity for providing services to such Portfolio Entity, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services, which in each case will not offset or reduce the Management Fee. Also, in the case of fees for services as a director of a Portfolio Entity, the Management Fee will not be reduced or offset to the extent any Blackstone personnel continues to serve as a director after BXPE has exited (or is in the process of exiting) the applicable Portfolio Entity and/or following the termination of such employee’s employment with Blackstone. Conflicts of interest are expected to arise when a Portfolio Entity enters into arrangements with Blackstone on or about the time BXPE exits its Investment in such Portfolio Entity. To the extent any investment banking fees, consulting (including management, consulting, and AI Technologies) fees, syndication fees, capital markets syndication and significant sums in advisory fees (including underwriting fees (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation)), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings and other similar operational and financial matters, loan servicing and/or other types of insurance fees, data management and services fees or payments, operations fees, financing fees, fees for asset services, title insurance fees, energy procurement/ brokerage fees, fees for sustainability services, fees associated with aviation management including origination fees, servicer fees (e.g., services relating to lease collections/disbursements, maintenance, insurance, lease marketing and sale of aircraft/parts), insurance asset management fees, asset management fees (e.g., services relating to the preparation of monthly cash flow models and industry asset management fees, incentive fees and other similar fees and annual retainers (whether in cash or in-kind))
are received by Blackstone, such fees will not be required to be shared with BXPE or the unitholders and will not result in any offset to the Management Fee payable by the unitholders.

Material
Non-Public
Information.
By reason of their responsibilities in connection with other activities of Blackstone and potentially by virtue of their activities outside of Blackstone, certain employees of Blackstone and/or the Sponsor and its affiliates may acquire confidential or material non-public
information or be restricted from initiating transactions in certain securities. BXPE will not be free to act upon any such information. Due to these restrictions, BXPE may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or sell an Investment that it otherwise might have purchased or sold, which could negatively affect BXPE’s operations.
Data Services.
Blackstone or an affiliate of Blackstone formed in the future has and/or can be expected to provide data services to Portfolio Entities, and to certain unitholders, investors in Other Blackstone Accounts, and to BXPE and Other Blackstone Accounts and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof) (collectively, “Data Holders”). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, distributing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the limitations of the BXPE U.S. Partnership Agreement and any other applicable contractual limitations, with BXPE, Other Blackstone Accounts, Portfolio Entities, unitholders, investors in Other Blackstone Accounts, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof). If Blackstone enters into data services arrangements with Portfolio Entities and receives compensation from such Portfolio Entities for such data services, BXPE will indirectly bear its share of such compensation based on its pro-rata
ownership of such Portfolio Entities. Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its sole discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone in the future enters into data services arrangements with Portfolio Entities and such Portfolio Entities pay Blackstone compensation for such data services, BXPE will indirectly bear its share of the cost of such compensation based on its ownership of such Portfolio Entities. To the extent Blackstone receives compensation for such data management services, such compensation could include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, as well as fees, royalties and cost and expense reimbursement (including start-up
costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Such compensation will not be offset against Fund Fees or any other fees or expenses borne by BXPE and will not otherwise be shared with BXPE or the unitholders. Additionally, Blackstone is also expected to determine to share and distribute the products from such data management services within Blackstone or its affiliates (including Other Blackstone Accounts or their Portfolio Entities) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause BXPE to invest in Portfolio Entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain on behalf of BXPE. See also “—Data” herein.
Securities and Lending Activities.
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by, BXPE and its Portfolio Entities or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts,” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by Portfolio Entities and Other Blackstone Accounts. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including BXPE (for example, in the case of secondary sales by BXPE) and Portfolio Entities), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer is permitted to act as the managing underwriter, a member of the underwriting syndicate or broker for BXPE or its Portfolio Entities, or as dealer, broker or advisor to a counterparty to BXPE or a Portfolio Entity, and purchase securities from or sell securities to BXPE, Other Blackstone Accounts or Portfolio Entities of BXPE and of Other Blackstone Accounts or advise on such transactions. Blackstone will also from time to time, on behalf of BXPE or its Portfolio Entities, or other parties to a transaction involving BXPE or its Portfolio Entities, to effect transactions, including transactions in the secondary markets, that result in commissions or other compensation paid to Blackstone by BXPE or its Portfolio Entities or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment
vehicles. Subject to applicable law, Blackstone is permitted to receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets fees, advisory fees (including capital markets advisory fees), lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, incentive fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, BXPE, an Other Blackstone Account or their Portfolio Entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with BXPE or the unitholders, and Fund Fees will not be reduced by such amounts. The Sponsor has sole discretion, subject to the terms of the BXPE U.S. Partnership Agreement, to approve the foregoing arrangements if the Sponsor believes in good faith that such transactions are appropriate for BXPE.
Sales of securities for BXPE and its Portfolio Entities’ account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Sponsor in its sole discretion (subject to the terms of the BXPE U.S. Partnership Agreement), to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to BXPE.
When Blackstone serves as underwriter with respect to securities of BXPE or its Portfolio Entities, BXPE and such Portfolio Entities could be subject to a
“lock-up”
period following the offering under applicable regulations during which time BXPE or its Portfolio Entity would be unable to sell any securities subject to the
“lock-up.”
This may prejudice the ability of BXPE and its Portfolio Entities to dispose of such securities at an opportune time. See also “—Related Financing Counterparties” and “—Portfolio Entity Relationships Generally” herein.
Blackstone employees, including employees of the Sponsor, are generally permitted to invest in alternative investment funds, venture capital funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of BXPE. The limited partners will not receive any benefit from any such investments.
PJT.
On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses, and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving BXPE and its Portfolio Entities, on the one hand, and PJT, on the other. The pre-existing
relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment
and other continuing arrangements between PJT and Blackstone can be expected to influence the Sponsor to select or recommend PJT to perform services for Blackstone, Blackstone managed funds, including

BXPE or its Portfolio Entities, the cost of which will generally be borne directly or indirectly by BXPE and the unitholders. Given that PJT is no longer an affiliate of Blackstone, the Sponsor and its affiliates are able to cause BXPE and Portfolio Entities to transact with PJT generally without restriction, notwithstanding the relationship between Blackstone and PJT. See also “—Service Providers, Vendors and Other Counterparties Generally” herein. In addition, one or more investment vehicles controlled by Blackstone have been established to facilitate participation in Blackstone’s side-by-side
investment program by employees and/or partners of PJT.
Portfolio Entity Relationships Generally.
Blackstone, BXPE, Portfolio Entities of BXPE including special purpose vehicle Portfolio Entities that may be formed in connection with Investments, and Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with BXPE, Other Blackstone Accounts, and/or Portfolio Entities of BXPE and of Other Blackstone Accounts or other Blackstone affiliates and/or any portfolio entities of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). In addition, certain Portfolio Entities can be expected to be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase, sale and financing of assets and other matters (including information sharing and/or consulting). For example, certain Portfolio Entities of BXPE or of Other Blackstone Accounts provide or recommend goods or services to Blackstone, BXPE, Other Blackstone Accounts, or other Portfolio Entities of BXPE and of Other Blackstone Accounts or other Blackstone affiliates (or vice versa) (including “platform” investments of BXPE and of Other Blackstone Accounts). As another example, it can also be expected that the management of one or more Portfolio Entities may consult with one another (or with one or more portfolio entities of an Other Blackstone Account in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof). Moreover, BXPE and/or an Other Blackstone Account may consult with a Portfolio Entity or a portfolio entity of an Other Blackstone Account as part of the investment diligence for a potential investment by BXPE or such Other Blackstone Account. As a result of or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one Portfolio Entity may transfer to or become employed by another Portfolio Entity (or a portfolio entity of an Other Blackstone Account), BXPE, Blackstone or their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to or to the entity such personnel is departing from, without obtaining any consent from the BXPE U.S. Board of Directors or the unitholders. The compensation earned and subsequently paid to such personnel may include arrangements designed to make such person whole for unvested equity or carried interest attributable to such personnel’s entity of origin that was forfeited in connection with their departure therefrom. These agreements, transactions and other arrangements will involve payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, an Other Blackstone Account and/or a Portfolio Entity (which may be in the form of public stock, limited partnership interests or otherwise) and/or other benefits to Blackstone, Blackstone affiliates and/or a Portfolio Entity, none of which will result in any offset to Fund Fees or otherwise be shared with BXPE or the unitholders, notwithstanding that some of the services provided by a Portfolio Entity are similar in nature to the services provided by the Sponsor and that certain Portfolio Entities are expected to be special purpose vehicles created by BXPE. Such agreements, transactions and other arrangements will generally be entered into without BXPE’s and/or such Other Blackstone Accounts’ consent or direct involvement or the consent of the BXPE U.S. Board of Directors or unitholders (including, without limitation, in the case of minority Investments by BXPE in such Portfolio Entities or the sale of assets from one Portfolio Entity to another). This is because, among other considerations, Portfolio Entities of BXPE and Portfolio Entities of Other Blackstone Accounts are not considered “affiliates” of Blackstone, BXPE or the Sponsor under the BXPE U.S. Partnership Agreement and therefore may not be covered by the affiliate transaction restrictions included in the BXPE U.S. Partnership Agreement. There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to BXPE as otherwise would be the case if the counterparty were not related to Blackstone.

In addition, it is possible that certain Portfolio Entities of BXPE, Other Blackstone Accounts or entities in which the Other Blackstone Accounts have an interest will compete with BXPE or a Portfolio Entity thereof for one or more investment opportunities. It is also possible that Blackstone (including BXi) or Other Blackstone Accounts, certain Portfolio Entities of the Other Blackstone Accounts or companies in which Blackstone or the Other Blackstone Accounts have or will have an interest will acquire Portfolio Entities that have or are expected to engage in activities that are direct competitors of BXPE’s Portfolio Entities or will otherwise have adverse consequences on BXPE and/or its Portfolio Entities (including, by way of example only, as a result of such Portfolio Entities providing the same or similar products and/or services as the Portfolio Entities or as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in the assets of BXPE and/or its Portfolio Entities being used to satisfy the obligations or liabilities of one or more Other Blackstone Accounts, their Portfolio Entities and/or affiliates).
In addition, Portfolio Entities, Blackstone and affiliates of Blackstone may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within BXPE’s investment strategy (such as reinsurance), which may compete with BXPE for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of BXPE).
In addition, Portfolio Entities with respect to which BXPE may elect members of the board of directors will, as a result, subject BXPE and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such Portfolio Entity. Although in most cases the interests of BXPE and any such Portfolio Entity will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such Portfolio Entity and its stakeholders, on the one hand, and the interests of BXPE, on the other hand. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for BXPE.
These conflicts related to Portfolio Entity relationships will not necessarily be resolved in favor of BXPE, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Portfolio Entity Service Providers and Vendors.
BXPE, Other Blackstone Accounts, Portfolio Entities of each of the foregoing and Blackstone can be expected to engage Portfolio Entities of BXPE and of Other Blackstone Accounts to provide to other Portfolio Entities, BXPE and Blackstone services including, without limitation, the following: (a) corporate administrative and support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), administrative support, insurance, procurement, placement, brokerage and consulting services, origination and underwriting services, including as relating to insurance and other forward flow arrangements, cash management and monitoring, consolidation, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budgeting and forecasting, financing management, fundraising support, human resources (e.g., the onboarding and ongoing development of personnel), lender financial reporting, lender relationship management (e.g., coordinating with lenders on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender)) communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end-of-term
services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental and/or sustainability due diligence support (e.g., review of asset condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (e.g., coordination with JV partners, property managers and third-party service providers), risk management, reporting (such as tax, debt, portfolio or other similar topics), restructuring and work-out
of performing,
sub-performing
and nonperforming loans, tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing, internal risk control, treasury and valuation services), business intelligence and data science services, fundraising support, legal/business/finance optimization and innovation (including legal invoice automation), and vendor selection; (b) operational services including personnel (i.e.
,
general management of
day-to-day
operations, including, without limitation, construction management and oversight (such as management of general contractors on capital and energy efficiency projects) and operational coordination (i.e.
,
coordination with joint venture partners, operating partners and property managers), tracking Portfolio Entity employees’ and other advisors’ utilization and other metrics for fund-level reporting obligations, planning with respect to portfolio composition (including hold/sell analysis support), sustainability-related planning (including data collection, review, support and execution and creating and developing strategic initiatives and road maps with respect to sustainability), consolidating and assisting with sustainability and other side letter reporting, revenue management support and portfolio and property reporting); (c) transaction support services (including, without limitation, acquisition support, customer due diligence and related on-boarding,
liquidation, reporting, relationship management with brokers, banks and other potential sources of investments, identifying potential investments including development sites and providing diligence and negotiation support to acquire the same, coordinating with investors, assembling relevant information, conducting financial and market analyses and modeling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions) and conducting diligence and negotiation support to acquire the same, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements and licensing, providing in-house
legal, sustainability, accounting and tax services, assisting with due diligence, preparation of asset improvement feasibility analysis, site visits, assembling relevant information, transaction consulting and specification of technical analyses and review of (1) design and structural work, (2) certifications, (3) operations and maintenance manuals and (4) statutory documents) and (d) technology-enabled service providers, including providers of advanced data analytics, artificial intelligence, machine learning, automation, artificial intelligence implementation, integration, and consulting services, and related software-based tools, to support a wide range of business, investment and operational activities. Such services may include, without limitation, data analysis and aggregation, research and information synthesis, modeling and forecasting, operational and workflow automation, document and contract analysis, content generation, monitoring and reporting, compliance and risk management support, technology enablement, decision-support tools, and other analytical or operational functions. The scope, nature and extent of these services may evolve over time as technologies develop and new use cases are identified.
Similarly, Blackstone, Other Blackstone Accounts and their portfolio entities can be expected to engage Portfolio Entities of BXPE to provide some or all of these services. Some of the services performed by Portfolio Entity service providers could also be performed by a General Partner or its affiliates from time to time and vice versa. Fees paid by BXPE or its Portfolio Entities or value created by other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee payable by unitholders of BXPE and are not otherwise shared with BXPE, unless otherwise required by the BXPE U.S. Partnership Agreement and/or Investment Management Agreement. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to BXPE, Other Blackstone Accounts and/or their Portfolio Entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Blackstone has multiple business lines, which may result in competition with a Portfolio Entity for high-performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a Portfolio Entity executive, or such executive may interview with Blackstone during the applicable contractual period with respect to his or her existing position and later be hired by Blackstone after such period. A Portfolio Entity may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone expects that certain Portfolio Entity service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to BXPE and its Portfolio Entities (and or other investment funds or accounts managed or controlled by Blackstone).

Portfolio Entities of BXPE and of Other Blackstone Accounts some of which do and/or can be expected to perform services (including fund administration and other services currently performed in-house
by the Sponsor) to BXPE and its Portfolio Entities include, without limitation, the following, and may include additional Portfolio Entities that may be formed or acquired in the future:

•
Allied.
Allied Benefit Systems (“Allied”) is an independent medical third-party administrator that provides small and midsize businesses with essential medical claims administration and processing services and enables these employer customers to design and operate cost-effective self-insured healthcare benefits for their employees. Allied is expected to provide goods and perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Articulate.
Articulate Global, LLC (“Articulate”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides
e-learning
and training software to global Fortune 100 companies. Articulate is expected to provide goods and perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
ASK Investment Management (“ASK”).
ASK is a Portfolio Entity held by certain Other Blackstone Accounts that provides investment management services. ASK is expected to perform placement agent or other services for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
BTIG.
BTIG, LLC (“BTIG”) is a global financial services firm in which certain Other Blackstone Accounts own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services, and BTIG is expected to provide goods and perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Chartis.
TCG HC Intermediate Holdings, LP (“Chartis”) is a Portfolio Entity held by certain Other Blackstone Accounts that is a specialized management consulting firm exclusively focused on the U.S. healthcare industry. Chartis is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Copeland.
Copeland LP (“Copeland”) is a Portfolio Entity held by certain Other Blackstone Accounts that is a manufacturer of scroll compressors used in residential and commercial HVAC and refrigeration applications. Copeland is expected to provide goods for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
CoreTrust
.
On September 30, 2022, certain Blackstone private equity funds and related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes Portfolio Entities owned, in whole or in part, by certain of BXPE and/or Other Blackstone Accounts. CoreTrust is expected to provide group purchasing services to BXPE, Other Blackstone Accounts, their Portfolio Entities and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. Historically, CoreTrust has shared with Blackstone a portion of the revenue generated through purchases made by Blackstone Portfolio Entities and also paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone can in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future.

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

•
Cvent.
Cvent Holding Corp
.
(“Cvent”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides events management software. Cvent is expected to provide goods and perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Encore.
Encore Group (“Encore”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides outsourced audiovisual services and event production. Encore is expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Geosyntec.
Geosyntec is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental engineering, design and consulting services. Geosyntec is expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Recognition (
fka
Hipgnosis).
Recognition (fka Hipgnosis Song Management Limited) (“Recognition”), formerly The Family (Music) Limited, is a Portfolio Entity of BXPE and certain Other Blackstone Accounts that provides asset management and advisory solutions for investments in the music space, including for investments by BXPE, Other Blackstone Accounts, their Portfolio Entities, affiliates and related parties (whether now in existence or subsequently established) and third parties. The asset management services provided by Recognition with respect to such investments can be expected to include, without limitation, evaluating, advising and conducting due diligence on possible investment opportunities in music assets, continually monitoring and reporting on music assets, identifying and evaluating opportunities for realizing value from music assets, making refinancing and/or divestment recommendations and other related services. In exchange for such services, Recognition earns fees, including through incentive-based compensation payable to their management team. The fees, compensation and other amounts received by Recognition in connection with such services provided to investments will not offset the Management Fee payable by BXPE (and indirectly the limited partners). As a result of the foregoing and the certain Other Blackstone Accounts’ partial ownership of Recognition, there is an incentive for the Sponsor to participate in and pursue more music-related transactions, due to the prospect of Recognition earning such fees, and there is an incentive to engage Recognition because the fees, costs and expenses of such services will be borne by BXPE as Fund Expenses (with no reduction or offset to Management Fees with respect to BXPE) and will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that Recognition will provide services equal to or better than those provided by third parties, there is an inherent conflict of interest that gives Blackstone incentive to pursue music-related transactions and engage Recognition to perform such services.

•
IDG.
International Data Group, Inc. (“IDG”) is a Portfolio Entity of certain Other Blackstone Accounts that provides data and market intelligence, analytics and marketing services to the technology sector. IDG is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Kryalos.
Kryalos is a Portfolio Entity in which certain Other Blackstone Accounts have made a minority investment that is an operating partner in certain real estate investments made by Other Blackstone Accounts. Kryalos is expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Legence (fka Therma Holdings (“Legence”)).
Legence is a Portfolio Entity of certain Other Blackstone Accounts that provides carbon reduction and energy management services. Legence is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Optiv.
Optiv Security, Inc. (“Optiv”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides a full slate of information security services and solutions. Optiv is expected to provide goods and perform services for BXPE, Other Blackstone Accounts and Blackstone.

•
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”).
Peridot and GSCF are Portfolio Entities of certain Other Blackstone Accounts that provide supply chain financing and accounts receivable services globally. Peridot and GSCF are expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Mphasis.
Mphasis Limited (“Mphasis”) is a Portfolio Entity of certain Other Blackstone Accounts that provides information technology services to global Fortune 500 customers. Mphasis is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Norm Ai (“Norm Ai”).
Norm Ai is a regulatory compliance software that integrates compliance checks into business activities. Blackstone holds an ownership interest in Norm Ai, and Norm Ai provides, and may continue to provide, services to BXPE and Other Blackstone Accounts, including supporting production of marketing materials and investor communications.

•
Ontra (fka InCloudCounsel).
Ontra is a Portfolio Entity of certain Other Blackstone Accounts that provides a contract automation and intelligence platform that utilizes artificial intelligence and a network of attorneys to support processing of routine contracts and tracking of obligations in complex agreements. Ontra is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
R Systems.
R Systems International Limited (“R Systems”) is a Portfolio Entity of certain Other Blackstone Accounts that provides information technology services, specializing in digital product engineering. R Systems is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
RE Tech Advisors (“RE Tech”).
RE Tech is a Portfolio Entity of certain Other Blackstone Accounts that is an energy audit / consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion. RE Tech is expected to perform services BXPE, its Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Riveron.
Riveron is a Portfolio Entity held by certain Other Blackstone Accounts that is a provider of financial and advisory services. Riveron is expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
SERVPRO.
SERVPRO is a Portfolio Entity of certain Other Blackstone Accounts that is a franchisor of residential and commercial property damage restoration services. SERVPRO is expected to perform services for the Portfolio Entities and Other Blackstone Accounts along with Blackstone.

•
Smartsheet.
Smartsheet Inc. (“Smartsheet”) is a Portfolio Entity of BXPE’s and certain Other Blackstone Accounts that is a modern enterprise work management platform. Smartsheet is expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Sphera
.
Sphera is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental, health and safety and sustainability software services and data. Sphera is expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
TaskUS.
TaskUs is a Portfolio Entity of certain Other Blackstone Accounts that provides business process outsourcing services to high growth, new-age
digital companies. TaskUs is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

•
Ultimate Kronos Group.
Ultimate Kronos Group is a Portfolio Entity of certain Other Blackstone Accounts that is a cloud provider of human capital and workforce management solutions. Ultimate Kronos Group is expected to perform services for BXPE, the Portfolio Entities, Other Blackstone Accounts, and Blackstone.

BXPE and/or Portfolio Entities have engaged or can be expected to engage in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to sustainability activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and measurement of sustainability-related programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Portcos”). BXPE may make use of BX Energy Portcos in order to support its aim of maximizing risk-adjusted returns on investments. In particular, BX Energy Portcos are expected to provide (a) energy advisory services, including energy procurement strategy and contract support; (b) energy brokering, procurement and power marketing, including purchases of energy on behalf of Portfolio Entities through a retail energy marketer or as a broker; (c) renewable or other low-carbon
energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (d) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (e) data and emissions inventories, including managing energy data and calculating emissions from energy purchases.
Blackstone and Other Blackstone Accounts could benefit from these transactions and activities through current income and creation of enterprise value in BX Energy Portcos’ businesses. Although Blackstone believes the services provided by BX Energy Portcos are equal to or better than those of third parties, Blackstone directly benefits from the engagement of BX Energy Portcos and there is therefore an inherent conflict of interest. In addition, there can be no assurances that the engagement of BX Energy Portcos by BXPE and/or Portfolio Entities will positively impact BXPE’s or its Portfolio Entities’ financial or sustainability-related performance.
There may be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded to or temporarily hired by BXPE’s Portfolio Entities or, at times, its investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts’ Portfolio Entities by BXPE’s Portfolio Entities (or its investments) may result in a potential conflict of interest between BXPE’s Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by BXPE or its relevant Portfolio Entities, as applicable, and the fees paid by BXPE or such Portfolio Entities to, other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee. See also “—Portfolio Entity Service Providers and Vendors” herein.

BXPE and its Portfolio Entities will compensate one or more of these service providers and vendors owned by BXPE or Other Blackstone Accounts, including through incentive-based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned by BXPE or Other Blackstone Accounts will charge BXPE and its Portfolio Entities for goods and services at rates generally consistent with those available in the market for similar goods and services. As a general matter, BXPE’s Portfolio Entities are not expected to generate profit for BXPE or Other Blackstone Accounts by whom they are owned. Accordingly, unitholders should have no expectation that Portfolio Entities owned in whole or in part by BXPE will generate any positive returns and such Portfolio Entities could instead result in a loss to BXPE. The discussion regarding the determination of market rates under “—Blackstone-Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the Portfolio Entity service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned or controlled by BXPE or Other Blackstone Accounts pass-through expenses on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis (even if third-party customers or clients are charged on a different basis), which break-even point may occur over a period of time, including in certain circumstances over an extended period of time following engagement by BXPE or the Other Blackstone Account such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent periods. In such cases, costs and expenses directly associated with work performed for BXPE’s benefit and/or the benefit of its Portfolio Entities are allocated to them. Such costs and expenses will not reduce the Fund Fees and are expected to include, along with any related tax costs and an allocation of the service provider’s overhead, any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures (including, without limitation, rent and refurbishment costs and office space in Luxembourg) and equipment; insurance premiums; technology expenditures (including hardware and software costs and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; due diligence expenses;
one-time
costs, including costs related to
building-out,
expanding and winding-down a Portfolio Entity; costs that are of a limited duration or non-recurring
(such as
start-up
or technology
build-up
costs, initial technology and systems implementation costs, employee recruiting and on-boarding,
ongoing training and severance payments, certain consulting fees and legal costs, and
IPO-readiness
and other infrastructure costs) taxes and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). The foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore BXPE could, to the fullest extent permitted by applicable law, pay more than its pro-rata
portion of fees for services. Similarly, certain Portfolio Entities can be expected to incur costs and expenses in connection with broken deals or transactions that are not consummated. In such circumstances, there will be Portfolio Entities that allocate such broken deal expenses to successful or signed BXPE transactions or an Other Blackstone Account. As a result, Portfolio Entities will at times incur significant costs or expenses without recouping such expenses and there can be no assurances that any such broken deal expenses will in fact be recouped, which would impact BXPE, directly or indirectly. The foregoing costs and expenses could thus result in increased expenses for successful or signed transactions of BXPE or lower returns from Portfolio Entities that are unable to recoup such expenses. In addition, the Sponsor generally also relies on the management team of a Portfolio Entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a Portfolio Entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end
and as a result, such
year-end
true-up
is subject to fluctuation and increases such that for a given year, the year-end
cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates and/or accruals (or other periodic estimates and/or accruals where applicable) and therefore BXPE could bear more fees, costs and expenses at year-end
than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage”

basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in BXPE and its Portfolio Entities bearing less or more of costs and expenses. In addition, a Portfolio Entity that passes through costs and expenses on a cost reimbursement, no-profit
or break-even basis may, in certain circumstances, change its allocation methodology, for example, to another methodology (including with respect to one and not all of its customers or clients, including BXPE and its Portfolio Entities) for the allocation of costs and expenses (including, for the avoidance of doubt, all overhead) described herein or otherwise, to charging a flat fee for a particular service or instance (or vice versa), with respect to one and not all of its customers or clients, including BXPE and its Portfolio Entities, to a contractually determined rate or cost that is generally consistent with those available in the market for similar goods and services or to another methodology described herein or otherwise (or vice versa), and such changes may increase or reduce the amounts received by such Portfolio Entities for the same services, and unitholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located outside of the U.S., such service providers and vendors will charge BXPE and its Portfolio Entities for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting and/or operational considerations. Further, BXPE and its Portfolio Entities will compensate one or more of these service providers and vendors owned by BXPE, or Other Blackstone Accounts through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a Portfolio Entity or asset of BXPE, or of Other Blackstone Accounts will vary from the incentive-based compensation paid with respect to other Portfolio Entities and assets of BXPE, and Other Blackstone Accounts and is expected to vary from those charged to third-party customers or clients of such service provider or vendor; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and Portfolio Entities relative to others, and the performance of certain assets and Portfolio Entities may provide incentives to retain management that also service other assets and Portfolio Entities. Blackstone is not expected to perform or obtain any benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit, revenue, purchase and sale price, capital spend or break-even basis, or in respect of incentive-based compensation, and will not offset the Management Fee. There can be no assurances that amounts charged by Portfolio Entity service providers that are not controlled by BXPE, or Other Blackstone Accounts will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. In addition, while it is expected that BXPE or Other Blackstone Accounts will engage in long-term or recurring contracts with Portfolio Entity services providers, it can be expected that the Sponsor will not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time. In addition, neither the Sponsor nor Blackstone is required to perform or obtain benchmarking analysis of expenses with respect to non-recurring
contracts with Portfolio Entity service providers and will exclude non-recurring
costs from benchmarking analysis where such analysis is required. With respect to any benchmarking performed, the related benchmarking expenses will be borne by BXPE, Other Blackstone Accounts and their respective portfolio entities and will not offset the Management Fee.
In certain circumstances, BXPE and Other Blackstone Accounts will enter into fee arrangements with Portfolio Entity service providers (including instances where the fee is structured as a cost-plus fee, i.e.
,
the cost of services plus a fixed percentage). Where Portfolio Entity service providers have entered into such fee arrangements, there may be situations where the Portfolio Entity service provider’s tax liabilities that are associated with the income received from BXPE and/or Other Blackstone Accounts could be passed along to BXPE such that BXPE would ultimately be responsible for bearing such expenses. Accordingly, the Sponsor may have an incentive to structure its fee arrangements with Portfolio Entity service providers in such a manner where BXPE or an Other Blackstone Account may bear all or a portion of such Portfolio Entity service providers tax liabilities. As further noted above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce Management Fees unless otherwise required by the BXPE U.S. Partnership Agreement and/or Investment Management Agreement.

A Portfolio Entity service provider will, in certain circumstances, subcontract certain of its responsibilities to other Portfolio Entities of BXPE and Other Blackstone Accounts. In such circumstances, the relevant subcontractor could invoice the Portfolio Entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The Portfolio Entity, if charging on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone can be expected to engage Portfolio Entities of BXPE to provide services, and these Portfolio Entities will generally charge for services in the same manner described above, but BXPE and its Portfolio Entities generally will not be reimbursed for any costs (such as start-up
costs or technology
build-up
costs) relating to such Portfolio Entities incurred prior to such engagement.
Portfolio Entity service providers described in this section are generally owned and/or controlled by one or more Blackstone funds, such as BXPE and Other Blackstone Accounts. In certain instances, a similar company could be owned and controlled by Blackstone directly. Blackstone could cause a transfer of ownership of one of these service providers (or the employees, leases, contracts, a business unit or office assets of one service provider to another service provider) from BXPE to an Other Blackstone Account, or from an Other Blackstone Account to BXPE. The transfer of a Portfolio Entity service provider (or the employees, leases, contracts, a business unit or office assets of such service provider) between BXPE and/or Other Blackstone Accounts (where BXPE may be, directly or indirectly, a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from the BXPE U.S. Board of Directors (subject to the terms of the BXPE U.S. Partnership Agreement). The Sponsor may, but is not required to, obtain a third-party valuation confirming the same, and if it does, the Sponsor may rely on such valuation. Portfolio Entities of BXPE, and Other Blackstone Accounts are not considered “affiliates” of Blackstone, the Sponsor or BXPE under the BXPE U.S. Partnership Agreement and therefore may not be covered by certain affiliate transaction restrictions or requirements included in the BXPE U.S. Partnership Agreement, such as the requirement to obtain consent from the BXPE U.S. Board of Directors in certain circumstances.
In the case of investments involving a “platform company,” BXPE will from time to time enter into an arrangement with one or more individuals (who may have experience or capability in sourcing and/or managing investments) to undertake a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The counterpart individuals may be compensated with a salary and/or equity incentive plan. Such compensation may take the form of a management fee and/or profits allocation (whether paid directly to such individuals and/or to an affiliated entity controlled by such individuals), which may be calculated as a percentage of assets under management and/or a waterfall similar to a carried interest, respectively, and which will not be subject to the Management Fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former Consultants (such as senior advisors) to the Sponsor, their affiliates and/or management of portfolio entities, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. In such circumstances, BXPE would initially invest capital to fund a portion of the overhead (including rent, benefits, salary or retainers for the counterpart individuals and/or their affiliated entity) and sourcing costs for such investments. Although the Sponsor is generally responsible under the BXPE U.S. Partnership Agreement for certain of its overhead expenses and its investment analysis associated with evaluating, making and managing investments, as well as compensation costs of its investment professionals, BXPE (and indirectly investors in BXPE), and not solely the Sponsor, will bear some or all of the cost of such platform companies including costs related to overhead and the sourcing and analysis of investments, as well as compensation (including, without limitation, salary, bonus and benefits) for the related counterparties, for any such platform companies.

In addition, in the event of a disposition of a Portfolio Entity (whether by way of transfer to BXPE, an Other Blackstone Account, a portfolio entity of the foregoing or Blackstone (as described above) or by way of a sale to a third party), such Portfolio Entity may continue to provide some or all of the services described herein to BXPE, Other Blackstone Accounts, portfolio entities of the foregoing or Blackstone, as applicable, even for a substantial period of time following such disposition.
By acquiring an interest in BXPE, unitholders will be deemed to have acknowledged the conflicts described in the report related to Portfolio Entity service providers, to have acknowledged and consented to any actual or potential conflicts of interest with respect to any transfer of Portfolio Entity service providers among BXPE and Other Blackstone Accounts and any arrangements or transactions related thereto, including any procedures or actions taken in connection with the resolution thereof, and BXPE’s (and, if applicable, the unitholders’) participation therein, consented to any other arrangements and transactions relating to Portfolio Entity service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.
Service Providers, Vendors and Other Counterparties Generally.
Certain third-party advisors, service providers, counterparties and vendors to BXPE and its Portfolio Entities and Third-Party Fund Managers in which BXPE invests (including accountants, administrators, paying agents, depositaries, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms), or their affiliates, are owned by Blackstone, BXPE or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and their respective Portfolio Entities, and affiliates and personnel of the foregoing. Such advisors and service providers referred to above may be unitholders in BXPE or investors in Other Blackstone Accounts, affiliates of the Sponsor, sources of financing and investment opportunities or co-investors
or commercial counterparties or entities in which Blackstone, BXPE and/or Other Blackstone Accounts have an investment, and payments by BXPE and/or such entities may indirectly benefit Blackstone, BXPE, the Other
Blackstone
Accounts (including
co-investment
vehicles, where applicable) and their respective Portfolio Entities or any affiliates or personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to BXPE and its Portfolio Entities could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts (including co-investment
vehicles, where applicable) and their respective Portfolio Entities, or any affiliates, personnel or family members of personnel of the foregoing. Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for BXPE or a Portfolio Entity, the cost of which will generally be borne directly or indirectly by BXPE, and can be expected to incentivize Blackstone to engage such service provider
over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause BXPE to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Additionally, Blackstone expects certain service providers, their affiliates and personnel to invest in, or co-invest
alongside, one or more Other Blackstone Accounts, and due to the nature of the service provider relationships and the timing of services, these persons have the potential to have information advantages relative to other investors or co-investors,
and in certain circumstances could be offered
co-investment
opportunities before such opportunities are presented to other interested prospective co-investors.
Furthermore, Blackstone reserves the right to encourage third-party service providers to BXPE and its Portfolio Entities to use other Blackstone-affiliated service providers and vendors in connection with the business of BXPE, Portfolio Entities, and unaffiliated entities, and

Blackstone has an incentive to use third-party service providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. Fees paid by BXPE or its Portfolio Entities to or value created in these service providers and vendors do not offset or reduce Fund Fees payable by the unitholders and are not otherwise shared with BXPE. In the case of brokers, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
There are no restrictions on the ability of Third-Party Fund Managers in which BXPE invests or their Third-Party Pooled Investment Vehicles or portfolio companies to engage affiliates of Blackstone to provide services or enter into transactions since they are not “affiliates” of Blackstone. In such circumstances, any payments made by such Third-Party Fund Managers or their Third-Party Pooled Investment Vehicles or portfolio companies may be made to or otherwise benefit other parts of Blackstone and be borne indirectly by BXPE (to the extent of its ownership of such Third-Party Fund Manager) and will not otherwise be shared with unitholders or be applied to offset Fund Fees.
Blackstone has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to BXPE and its Portfolio Entities for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if BXPE and its Portfolio Entities consummate a higher percentage of transactions with a particular law firm than Blackstone, BXPE, Other Blackstone Accounts and their Portfolio Entities, the unitholders could indirectly pay a higher net effective rate for the services of that law firm than Blackstone, BXPE or Other Blackstone Accounts or their Portfolio Entities. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by BXPE and its Portfolio Entities are different from those used by Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their affiliates and personnel, BXPE and its Portfolio Entities can be expected to pay different amounts or rates than those paid by such other persons. Similarly, Blackstone, BXPE, the Other Blackstone Accounts and their Portfolio Entities and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including, without limitation, the volume of transactions entered into with such counterparty by Blackstone, BXPE and its Portfolio Entities in the aggregate or other factors, which may include early adoption, timing and other similar reasons. See also “—Group Procurement; Discounts” and “—Multiple Blackstone Business Lines” herein.
Conflicts of interest exist in the allocation of the costs and benefits of arrangements with service providers for the provision of goods or services to Blackstone, the Sponsor, BXPE, Other Blackstone Accounts and/or its/their respective Portfolio Entities. The Sponsor manages such conflicts and makes allocation judgments with respect to such costs and benefits in its fair and reasonable discretion, notwithstanding its interest in the outcome. The Sponsor’s allocation decisions with respect to service providers at times are informed by input from the relevant service provider (including but not limited to where the service provider provides recommended allocation percentages across the relevant parties or provides market practice insight with respect to allocation percentages), and it is possible that the relevant service provider could, due to a conflict, recommend expense allocations that are more favorable to Blackstone and the Sponsor than BXPE or Portfolio Entities.
BXPE, Other Blackstone Accounts and their Portfolio Entities are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro-rata
share of fees, costs and expenses to be allocated as described above, in which case BXPE, Other Blackstone Accounts and their Portfolio Entities that also use the services of the Portfolio Entity service provider will, directly or indirectly, pay the difference, or the Portfolio Entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a Portfolio Entity’s standard allocation methodology, which could result in BXPE or its Portfolio Entities being allocated more fees, costs and expenses than they would otherwise be allocated solely pursuant to such standard allocation methodology.

Blackstone can be expected to encourage service providers to BXPE, and/or Other Blackstone Accounts to use, at market rates and/or on arm’s length terms, Blackstone-affiliated service providers and Portfolio Entities of BXPE and/or Other Blackstone Accounts in connection with the business of BXPE, Portfolio Entities and unaffiliated entities. This practice provides an indirect benefit to Blackstone in the form of added business for Blackstone-affiliated service providers. and such Portfolio Entities. Further, the performance of a Portfolio Entity of BXPE could be tied or influenced by the amount of referrals of such Portfolio Entity by Blackstone to Blackstone-affiliated service providers and/or Other Blackstone Accounts and their portfolio entities. For example, BXPE could own warrants or other securities in a Portfolio Entity and the value of such securities could be derived in whole or in part from the amount of referrals of such Portfolio Entity made by the Sponsor to other portfolio entities (and vice versa). The foregoing would incentivize the Sponsor to make such referrals and for Blackstone to cause Other Blackstone Accounts and their Portfolio Entities to hire one or more of BXPE’s Portfolio Entities (and vice versa). Moreover, Blackstone could determine to allocate such securities, or similar referral fees, away from BXPE, in whole or in part, and to the Other Blackstone Accounts hiring such Portfolio Entity. In such circumstances the Sponsor would have incentives to pursue investment opportunities that may benefit Blackstone or such Other Blackstone Account and which benefits will not be shared with BXPE. Such allocations will not be deemed the sale or acquisition of an Investment to or from an Affiliate, and will not be subject to any consent under the BXPE U.S. Partnership Agreement. Fees paid to Blackstone by Other Blackstone Accounts in connection with such arrangements do not offset or reduce the Management Fee payable by BXPE (and indirectly the unitholders) and are not otherwise shared with BXPE or the unitholders, unless required by the BXPE U.S. Partnership Agreement and/or Investment Management Agreement.
Certain Portfolio Entities (including platform investments) that provide services to BXPE, Other Blackstone Accounts and/or Portfolio Entities or assets of BXPE and/or of Other Blackstone Accounts may be transferred between and among BXPE and/or Other Blackstone Accounts (where BXPE may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same) and without the approval of the BXPE U.S. Board of Directors and/or the unitholders. Such transfers could give rise to actual or potential conflicts of interest for the Sponsor.
With respect to transactions or agreements with Portfolio Entities (including, for the avoidance of doubt, long-term incentive plans), if unrelated officers of a Portfolio Entity have not yet been appointed, Blackstone may negotiate and execute agreements between Blackstone and/or BXPE on the one hand, and the Portfolio Entity or its affiliates, on the other hand, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures Blackstone may use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.
Blackstone-Affiliated Service Providers
.
In addition to the service providers (including Portfolio Entity service providers) and vendors described above, BXPE and its Portfolio Entities are expected to engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of BXPE and its Portfolio Entities, as well as service providers, vendors and unitholders of BXPE. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors will offset or reduce Fund Fees. Furthermore, Blackstone, BXPE, the Other Blackstone Accounts and their Portfolio Entities and their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal to or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, including from any profits generated by such affiliates as described in the following sentence, and there is therefore an inherent conflict of interest. As a result of services provided to BXPE and its Portfolio Entities, affiliated service providers are permitted and could be expected to from time to time generate profits, including incidental profits from services provided to BXPE and its Portfolio Entities.

Blackstone-affiliated service providers and vendors, include, without limitation:
73 Strings
.
73 Strings is an integrated platform that provides data extraction for analysis in portfolio monitoring and valuation purposes. Blackstone holds a minority investment in 73 Strings. BXPE, Blackstone and Other Blackstone Accounts will engage 73 Strings to collect data from portfolio entities and store critical valuation input. The fees, compensation and other amounts received by 73 Strings in connection with such services provided to BXPE will not offset the Management Fee payable by BXPE (and indirectly the unitholders) and will not otherwise be shared with BXPE or the unitholders.
Blackstone Capital Markets.
Blackstone Capital Markets is a Blackstone affiliate that Blackstone, BXPE and its Portfolio Entities, Other Blackstone Accounts and their portfolio entities and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services.
BX Fund Services Luxembourg.
BX Fund Services Luxembourg, f/k/a BCP / BTO Management, (“BX Fund Services Luxembourg”) is a Luxembourg-based company established in 2012 to centralize various resources supporting the maintenance and day-to-day
management and administration of certain holding companies controlled by BXPE and certain of the Other Blackstone Accounts. BX Fund Services Luxembourg is entirely owned by BXPE and certain Other Blackstone Accounts. In certain cases, the funds which use BX Fund Services Luxembourg’s services will contribute capital to fund the costs of BX Fund Services Luxembourg. Key service functions and/or assistance (as applicable) provided by BX Fund Services Luxembourg include domiciliation, accounting, regulatory and tax reporting and compliance. All costs associated with BX Fund Services Luxembourg’s services and operations (including any BX Fund Services Luxembourg employee compensation and other general overhead) for BXPE’s or the Other Blackstone Accounts’ benefit will be ultimately borne by BXPE, comparable funds and the Other Blackstone Accounts that own or use BX Fund Services Luxembourg. These shared costs are intended to be allocated and charged on a cost sharing basis to the individual fund related entities utilizing the services of BX Fund Services Luxembourg based on the type and level of services provided, which can be inclusive of a 6% mark up (the “BXFS Lux Mark Up”), though BX Fund Services Luxembourg is generally intended to operate on a nominal profit basis. The General Partner endeavors to allocate fees and expenses associated with BX Fund Services Luxembourg fairly and equitably, which allocation involves certain methodologies based on actual data pertaining to the services provided. The General Partner believes that these methodologies result in a fair and equitable allocation of expenses. To the extent ownership of BX Fund Services Luxembourg is transferred between BXPE and Other Blackstone Accounts, such transfer will generally be consummated for minimal or no consideration, and without obtaining any consent from any boards of directors or any L.P. advisory committee of an Other Blackstone Account and/or the unitholders or BXPE U.S.’s Independent Directors or independent client representatives (if any). It is also expected that BX Fund Services Luxembourg will provide staff augmentation services to Blackstone Europe Fund Management S.à r.l. (“BEFM”) a Blackstone affiliate and a Luxembourg private limited liability company incorporated under the laws of the Grand Duchy of Luxembourg, which acts as the alternative investment fund manager of Blackstone’s Luxembourg-based funds (the “Lux Funds”), and wholly allocate certain personnel to BEFM for the purpose of assisting with its duties to the extent permitted by Luxembourg law; it being noted for the avoidance of doubt that such that augmented staff will exclusively render services to BEFM during the period in which such services are performed and will generally perform its duties onsite at BEFM’s premises at all times. BX Fund Services Luxembourg will bill BEFM for any augmented employee allocated to BEFM in an amount equal to the aggregate cost of such augmented staff for the relevant period of time, including compensation and general overhead plus the BXFS Lux Mark Up. BEFM will bear the cost of such expenses, except to the extent that if such services had been provided by BEFM directly rather than by BX Fund Services Luxembourg, such services could be charged to BXPE as permitted by BXPE’s governing documents and as disclosed herein, in which case BXPE (and indirectly the unitholders) will bear such expenses.

Aquicore
.
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
LNLS.
Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (a) acts as a title agent in facilitating and issuing title insurance, (b) provides title support services for title insurance underwriters, (c) in certain circumstances, provides courtesy title settlement services and (d) acts as escrow agent in connection with investments by BXPE, Other Blackstone Accounts and their Portfolio Entities, affiliates and related parties, and third parties, including, from time to time, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which BXPE participates, and to the extent the transaction circumstances allow, as determined by Blackstone in its sole discretion, Blackstone generally expects to benchmark the relevant costs (including on a portfolio-wide basis in certain cases) unless market data is unavailable in the context of such transaction, or is impractical or unduly burdensome to obtain, or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents. There will be no related Management Fee offset for BXPE. As a result, while Blackstone believes that LNLS will provide service equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.
Revantage
.
Revantage is a Portfolio Entity of certain Other Blackstone Accounts that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology, human resources, operational and management services. Revantage is expected to perform services for BXPE, its Portfolio Entities, Other Blackstone Accounts and Blackstone. Certain Portfolio Entities are required to obtain certain services from Revantage due to firm-wide or fund-wide other reasons (including the Sponsor’s policies and procedures). Such required services can be expected to include data collection programs, IT security, fund accounting, fund accounting reporting, acquisition onboarding, offboarding of investments, certain valuation reporting, tax reporting and compliance, distribution support, transaction and enterprise risk management, digital asset management, acquisition and disposition program management, certain sustainability support services, and office services. The Sponsor recommends certain services from Revantage to its portfolio companies where such services are accretive in value or offer proven scale to such portfolio companies. Such recommended services can be expected to include human resource administration, IT infrastructure services, investment accounting and reporting services, promote administration, loan origination assistance, and invoice and claims management services. Revantage also offers Portfolio Entities
“opt-in”
services which are services that certain Portfolio Entities could find valuable and helpful to their infrastructure, whereas certain other Portfolio Entities could already perform such services in-house
or have otherwise established policies and procedures for such services (or similar services) such that they decide not to
“opt-in”
to this category of Revantage’s services. Such services include portfolio company and investment level analytics services, talent acquisition services, financial planning and analysis for portfolio companies, tax advice and administration for portfolio entities, debt, litigation management services, business continuity assistance, and project management services.

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
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone and vice versa. Fees paid by BXPE or its Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors do not offset or reduce the Management Fee and are not otherwise shared with BXPE, unless otherwise required by the BXPE U.S. Partnership Agreement.
In addition, Blackstone owns a minority equity interest in the common stock of Corebridge Financial, Inc. (“Corebridge”), formerly known as American International Group, Inc.’s Life and Retirement business, and in connection therewith continues to maintain a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. Additionally, an Other Blackstone Account fully owns the parent company of Everlake (as defined below), with Blackstone owning a minority indirect equity interest in the parent company of Everlake through the Other Blackstone Account. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” and “—Transactions with Clients of Blackstone Credit & Insurance” herein. While Blackstone does not control Corebridge (and Corebridge is not an “affiliate” of Blackstone under the BXPE U.S. Partnership Agreement), the aforementioned investment in Corebridge and Everlake and asset management arrangements may incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) BXPE and/or its Portfolio Entities to engage Corebridge, Everlake, Resolution Life (as defined below) or their respective affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.
BXPE and/or Portfolio Entities are currently engaged or expected to engage in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to sustainability-activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and/or measurement of sustainability-related programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Services”). BXPE may make use of BX Energy Services in order to support BXPE’s aim of maximizing the risk-adjusted returns on investments. In particular, BX Energy Services is expected to provide (a) energy advisory services, including energy procurement strategy and contract support; (b) energy brokering, procurement and power marketing, including purchases of energy on behalf of Portfolio Entities through a retail energy marketer or as a broker; (c) renewable or other low-carbon
energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (d) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (e) data and emissions inventories, including managing energy data and calculating emissions from energy purchases.
BXPE could acquire from or sell to Blackstone a service provider as an investment of BXPE or participate alongside Blackstone in the acquisition of a service provider. Blackstone is expected to establish a valuation methodology in relation to any such sale or acquisition by BXPE of a service provider. In addition, before entering into any transaction with respect to any such service provider, it is anticipated that Blackstone will obtain any consents that may be required or advisable, as determined in the Sponsor’s sole discretion (subject to the terms of the BXPE U.S. Partnership Agreement), under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the Independent Directors of BXPE.

Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments of BXPE, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
To the extent BXPE or Other Blackstone Accounts engage in a long-term or recurring contract with a Blackstone-affiliated service provider, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time.
Blackstone will make determinations of certain market rates (i.e.
,
rates that fall within a range that Blackstone has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms, and in certain circumstances, is expected to be in the top of the range), based on its consideration of a number of factors, which are generally expected to include Blackstone’s experience with non-affiliated
service providers as well as benchmarking data and other methodologies determined by Blackstone to be appropriate under the circumstances. To the extent Blackstone-affiliated service providers provide goods and/or services to third parties, the rates charged in such instances are assumed to be market rates for the purposes hereof. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by BXPE (such as size and location), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Fund from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data generally will be borne by the Fund, Other Blackstone Accounts and their respective Portfolio Entities and will not offset the Management Fee. For these reasons, such market comparisons may not result in precise market terms for comparable services. Finally, in certain circumstances Blackstone can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated U.S. states) or because in Blackstone’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone has access to adequate market data (including from third-party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Blackstone-affiliated service provider or a Portfolio Entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to BXPE, Other Blackstone Accounts and their respective Portfolio Entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by the Sponsor and vice versa. Fees paid by BXPE or its Portfolio Entities to Blackstone-affiliated service providers do not offset or reduce Fund Fees and are not otherwise shared by BXPE. These conflicts related to Blackstone-affiliated service providers (including, for the avoidance of doubt, BX Energy Portcos) will not necessarily be resolved in favor of BXPE, and the unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

In addition, Blackstone’s Treasury group currently provides foreign currency exchange (“FX”) services to BXPE and Other Blackstone Accounts for FX trades under a certain threshold. Based on its current practices (which are subject to change in the future), at the request of BXPE or an Other Blackstone Account, the Blackstone Treasury group will exchange foreign currencies from Blackstone’s own account on behalf of BXPE or such Other Blackstone Account based on the end of day mid-market
rate published by Bloomberg on the immediately preceding business day, and does not currently charge any fees for providing such service (apart from the same market-rate bank/wire fees BXPE or such Other Blackstone Account would incur on any FX payment or receipt regardless of counterparty).
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone and vice versa. Fees paid by BXPE or its Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors do not offset or reduce Fund Fees and are not otherwise shared with BXPE. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to BXPE, Other Blackstone Accounts and/or their portfolio entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain Portfolio Entity service providers, as described above, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to BXPE and its Portfolio Entities (and/or other investment funds or accounts managed or controlled by Blackstone).
Dealer Manager.
The “Dealer Manager” for BXPE is Blackstone Securities Partners L.P. Any material adverse change to the ability of BXPE’s Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on BXPE’s business and the offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Units in the offering, BXPE’s ability to raise proceeds through the offering and implement BXPE’s investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect BXPE’s ability to raise proceeds through the offering and implement BXPE’s investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as BXPE, which they may elect to emphasize to their retail clients.
Third-Party Fund Manager Relationships Generally; Other Fees.
A Third-Party Fund Manager in which BXPE invests and/or the Third-Party Pooled Investment Vehicles it manages are and will be counterparties in agreements, transactions and other arrangements with Other Blackstone Accounts, their affiliates or Portfolio Entities and/or with other fund managers, the pooled investment vehicles they manage and/or one or more portfolio companies thereof, for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). For example, Third-Party Fund Managers may cause their affiliates, Third-Party Pooled Investment Vehicles or portfolio companies to sell investments or properties to Other Blackstone Accounts or affiliates, or vice versa. Such parties may also enter into arrangements for the provision of services. These agreements, transactions and other arrangements will involve payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, Other Blackstone Accounts or Portfolio Entities (which may be in the form of public stock, limited partnership interests or otherwise) and/or other benefits to or from Blackstone, a Blackstone affiliate and/or a Third-Party Fund Manager, a portfolio company of a Third-Party Fund Manager or an affiliate thereof, none of which will result in any offset to Fund Fees, notwithstanding that some of the services provided by a Third-Party Fund Manager or portfolio companies of a Third-Party Fund Manager are similar in nature to the services provided by the Sponsor. Blackstone and its affiliates may also receive fees from Third-Party Fund Managers, their portfolio companies, affiliates thereof and/or third parties, including for the provision of services with respect thereto (including fees which are paid or borne by third parties), and such fees will also not result in any offset to Fund Fees. Without regard to the nature of the fees, there will be no offset to Fund Fees with respect to any fees paid to the Sponsor after BXPE has exited the Investment. For example, a Third-Party Fund Manager may retain or continue to retain the Blackstone Capital Markets Group (including with respect to fees for services described herein) or continue to work with Blackstone in connection with group purchasing arrangements when and after BXPE has exited its Investment therein. Conflicts of interest may arise when a Third-Party Fund Manager enters into arrangements with Blackstone on or about the time BXPE exits an Investment.
Restrictive Covenants; Restrictions on BXPE
’
s Activities.
Blackstone, BXPE, Other Blackstone Accounts, joint venture partners and/or their respective portfolio entities and affiliates can be expected to enter into covenants or other arrangements that restrict or otherwise limit the ability of Blackstone, BXPE, Other Blackstone Accounts, joint venture partners and/or their respective portfolio entities and affiliates to make investments in, or otherwise engage in, certain transactions, businesses or activities for a wide variety of reasons (including, without limitation, if such investment, transaction, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction). Such covenants or other arrangements could include, by way of example only, Other Blackstone Accounts or Portfolio Entities thereof granting exclusivity to a joint venture partner that limits BXPE, Other Blackstone Accounts and/or Portfolio Entities thereof from owning assets within a certain distance of any of the joint venture’s assets. BXPE, Other Blackstone Accounts and/or Portfolio Entities could also agree to a covenant or other arrangement in connection with an investment whereby other, future investments by Blackstone-related parties (including BXPE or Other Blackstone Accounts) may negatively impact the original investment (e.g., if such Blackstone-related party makes an investment in or otherwise transacts with a competitor of BXPE’s Portfolio Entity, then such Portfolio Entity could have the right to repurchase, or BXPE could be required to sell, all or a portion of BXPE’s interests in such Portfolio Entity, including at a price and/or on terms that are less favorable to BXPE than would be the case absent such covenant or other arrangement). It is possible that certain Other Blackstone Accounts will be unaware of any such covenant or other arrangement as a result of information walls or otherwise and could unknowingly, or despite the Sponsor’s efforts, engage in a transaction or activity that triggers any such covenant or arrangement, and Other Blackstone Accounts will not be prohibited from making such investments, despite the potential negative consequences for BXPE. There can be no assurance that Blackstone will prevent an Other Blackstone Account from entering into a transaction that could be viewed as contravening any such covenant or arrangement and thereby cause adverse consequences to BXPE. These types of covenants and arrangements could also give rise to actual or potential conflicts of interest between Blackstone, BXPE, and/or Other Blackstone Accounts. In particular, the Sponsor could have an incentive to avoid making or delay making investment opportunities in order to avoid negative consequences for Blackstone and/or Other Blackstone Accounts. Conversely, in certain circumstances, an investment by BXPE may have positive consequences for Blackstone or Other Blackstone Accounts, in which case the Sponsor may be incentivized to pursue investment opportunities that it would not have otherwise. Investors in BXPE will rely on the Sponsor to manage any such conflict in its sole discretion and these conflicts will not necessarily be resolved in favor of BXPE. Investors in BXPE will not necessarily receive notice or disclosure of the occurrence of these conflicts. These types of restrictions may negatively impact the ability of BXPE to implement its investment program. See also “—Multiple Blackstone Business Lines” herein.
Transactions with Clients of Blackstone Credit
 & Insurance.
Blackstone Credit & Insurance is the business segment of the credit and insurance asset management business unit of Blackstone (“BXCI”) that provides investment advisory services to insurers, including insurance companies that have been, are or may be in the future owned, directly or indirectly, by Blackstone, BXPE, or Other Blackstone Accounts, in whole or in part, among others, such as, Everlake Life Insurance Company and certain of its affiliates (“Everlake”), certain subsidiaries of Corebridge (as defined above) and certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which Blackstone Credit & Insurance provides services have been, are, or may be in the future, owned, directly or indirectly, by Blackstone, BXPE or Other Blackstone Accounts, in whole or in part.

Blackstone Credit & Insurance currently provides, and is expected to provide in the future, asset management or other similar services to Portfolio Entities, which could include newly-formed special purpose vehicles wholly owned or controlled by Blackstone, BXPE, Blackstone or its affiliates, and the fees attributable to such services will not offset or reduce fund expenses or otherwise be shared with BXPE, its Portfolio Entities or its unitholders. As a result of the foregoing, the Sponsor will, from time to time, receive compensation based on such fees and may be incentivized to participate in and pursue more insurance-related transactions due to the prospect of earning such fees. Such arrangements may give rise to additional conflicts of interest in relation to BXPE and there can be no assurance they will be resolved favorably for BXPE.
In addition, Blackstone owns a minority equity interest in the insurance companies formerly comprising American International Group Inc.’s life and retirement business, now known as Corebridge, and in connection therewith has entered into a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. Additionally, an Other Blackstone Account fully owns the parent company of Everlake, with Blackstone owning a minority indirect equity interest in the parent company of Everlake through the Other Blackstone Account. While Blackstone will not control Corebridge (and Corebridge will not be an “Affiliate” under the BXPE U.S. Partnership Agreement), the aforementioned investments in Corebridge and Everlake and asset management arrangements may incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) BXPE and/or its Portfolio Entities to engage Corebridge, Everlake, Resolution Life or their respective affiliates (including American International Group Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith. The foregoing and other Blackstone Credit & Insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that may otherwise be appropriate for BXPE). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Blackstone Account owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Blackstone Accounts. Blackstone currently provides and in the future Blackstone will likely enter into additional similar arrangements with other Portfolio Entities of BXPE, Other Blackstone Accounts or other insurance companies. Such arrangements may reduce the allocations of investments to BXPE, and Blackstone may be incentivized to allocate investments away from BXPE to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of BXPE.
Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts Blackstone Credit & Insurance advises or sub-advises,
including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “Blackstone Credit & Insurance Clients”). Blackstone Credit & Insurance Clients will engage in a variety of activities, including participating in transactions related to BXPE and/or its Portfolio Entities (e.g., as originators, co-originators,
counterparties or otherwise). Moreover, under certain circumstances (e.g., where a Blackstone Credit & Insurance Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a Blackstone Credit & Insurance Client (or any Other Blackstone Accounts participating via a similar arrangement) will not be an “affiliate” of BXPE for any purpose nor subject to consent of the BXPE U.S. Board of Directors. Blackstone Credit & Insurance Clients have invested and are expected to continue investing in Other Blackstone Accounts and/or BXPE. For greater certainty, any references herein or in BXPE’s organizational documents to “Blackstone Credit” or “Blackstone Credit Funds” do not include Blackstone Credit & Insurance or Blackstone Credit & Insurance Clients. Certain Blackstone Credit & Insurance Clients may have investment objectives that overlap with those of BXPE or its Portfolio Entities, and such Blackstone Credit & Insurance Clients may invest alongside BXPE or such Portfolio Entities in certain investments, which will reduce the investment opportunities otherwise available to BXPE or such Portfolio Entities. Other transactions in which

Blackstone Credit & Insurance Clients will participate include, without limitation, investments in debt or other securities issued by Other Blackstone Accounts or Portfolio Entities or other forms of financing to Other Blackstone Accounts or Portfolio Entities (including special purpose vehicles established by BXPE, Other Blackstone Accounts or such Portfolio Entities). See also “—Conflicting Fiduciary Duties to Debt Funds” and “—Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally” herein. When investing alongside BXPE or its Portfolio Entities or in other transactions related to BXPE or its Portfolio Entities, Blackstone Credit & Insurance Clients may not invest or divest at the same time or on the same terms as BXPE or the applicable Portfolio Entities. Blackstone Credit & Insurance Clients will also from time to time acquire investments and Portfolio Entities directly or indirectly from BXPE, including one or more cash flow assets (e.g., royalty streams), which may be securitized along with other cash flow assets. Transactions between BXPE and Blackstone Credit & Insurance Clients will generally not require any approval of the BXPE U.S. Board of Directors or the unitholders, and in circumstances where the Sponsor determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone or the Sponsor implements, the Sponsor is not required and does not intend to seek approval of the BXPE U.S. Board of Directors or the unitholders. Additionally, BXPE and its Portfolio Entities currently engage, and expect to continue engaging in the future, certain Blackstone Credit & Insurance Clients, including but not limited to Everlake, Corebridge and Resolution Life, to provide certain operational, administrative, ceding, fronting, origination and other insurance-related services for a fee or commission. Such fees or commissions are expected to benefit the Blackstone Credit & Insurance Clients, Blackstone, and Other Blackstone Accounts and the fees and commissions attributable to such services will not offset or reduce fund expenses or otherwise be shared with BXPE, its Portfolio Entities or its unitholders. In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving Blackstone Credit & Insurance Clients), Blackstone may, in its discretion, involve independent members of the board of a Portfolio Entity or a third-party stakeholder in the transaction to negotiate price and terms on behalf of the Blackstone Credit & Insurance Clients or otherwise cause the Blackstone Credit & Insurance Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Sponsor may limit the percentage interest of the Blackstone Credit & Insurance Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. Blackstone Credit & Insurance may, but is not required to, from time to time require the applicable Blackstone Credit & Insurance Clients participating in a transaction to consent thereto (including in circumstances where the Sponsor does not seek the consent of the BXPE U.S. Board of Directors or the unitholders). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.
Transactions with Portfolio Entities.
Blackstone and Portfolio Entities of BXPE and of Other Blackstone Accounts operate in multiple industries and provide products and services to or otherwise contract with BXPE and its Portfolio Entities, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts and their respective Portfolio Entities and personnel and related parties of the foregoing can be expected to make referrals or introductions to BXPE and its or Other Blackstone Accounts’ Portfolio Entities in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by BXPE or Other Blackstone Accounts) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, or participation in revenue share, and/or milestones benefitting the referring or introducing party that are tied or related to participation by BXPE’s Portfolio Entities and/or the portfolio entities of Other Blackstone Accounts, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Sponsor’s investment professionals). Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among Blackstone and Portfolio Entities of BXPE and of Other Blackstone Accounts which may result in a termination fee or similar payments being due and payable from one such entity to another. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a Portfolio Entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan origination, servicing and management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to any related “know-your-client” requirements), risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services to such Portfolio Entities that are referred to the joint venture or business by Blackstone). Such joint venture or business could use data obtained from such Portfolio Entities. See “—Data” and “—Data Services” herein. BXPE and the unitholders typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their Portfolio Entities as a result of the introduction of BXPE and its Portfolio Entities. There may, however, be instances in which the applicable arrangements provide that BXPE or its Portfolio Entities share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in a revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of Blackstone. Conversely, where BXPE or one of its Portfolio Entities is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in a revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in a revenue share and/or milestones) may be similarly shared with the participating Other Blackstone Accounts or their respective Portfolio Entities.
With respect to transactions or agreements with Portfolio Entities (including, for the avoidance of doubt, long-term incentive plans) occurring at times when unrelated officers of a Portfolio Entity are not appointed, Blackstone can be expected to negotiate and execute agreements on behalf of the Portfolio Entity with Blackstone, BXPE, Other Blackstone Accounts and their Portfolio Entities and affiliates and other related parties. These negotiations would not be arm’s length and would entail conflicts of interest. Among the measures Blackstone can be expected to use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms or establish separate groups with information barriers within Blackstone to advise on each side of the negotiation.
These conflicts related to Portfolio Entity transactions will not necessarily be resolved in favor of BXPE, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Investments Managed by Blackstone-Affiliated Asset Managers
. BXPE can be expected generally from time to time invest in assets, platforms, private investment vehicles and Portfolio Entities that are managed or are intended to be managed by Blackstone-affiliated asset managers, and in such scenarios, the asset management functions (including with respect to investment decisions and makeup of underlying investments) of such asset, platform, private investment vehicle or Portfolio Entity could be delegated or performed by a Blackstone-affiliated asset manager or other similar service provider. For the avoidance of doubt, any such asset, platform, private investment vehicle or Portfolio Entity may include any existing or newly-formed special purpose vehicle organized in connection with the underlying investment and such entity could be wholly owned or controlled by Blackstone. In such circumstances, BXPE would bear its share of fees and expenses relating to such Investments, which would not result in any offset to the Management Fee payable by BXPE (and indirectly the unitholders), would not otherwise be shared with BXPE or the unitholders and may materially increase the overall amount of fees and expenses borne by BXPE (and indirectly the unitholders). Further, in respect of such Investments, the Blackstone-affiliated asset manager could cause BXPE to indirectly invest in one or more Other Blackstone Accounts or Portfolio Entities thereof, and any related fees received by Blackstone will not be required to be shared with BXPE or the unitholders and will not result in any offset to the Management Fee payable by BXPE (and indirectly the unitholders). The Sponsor will not be required to obtain any consent or approval from the applicable investors or the BXPE U.S. Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will necessarily be resolved in BXPE’s favor. In addition, an investment in a limited partner interest in an alternative investment fund is generally more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. See also “—Insurance Investments” herein.

Related Party Leasing.
Current assets related to the Investments, owned by BXPE and its Portfolio Entities will, in certain circumstances, lease property to or from Blackstone, Other Blackstone Accounts and their Portfolio Entities and affiliates and other related parties. The leases are generally expected to, but may not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but may not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. For example, BXPE could be expected to have consent rights over or be asked to approve leases, sales or evictions related to Other Blackstone Accounts, their portfolio entities and affiliates and other related parties. There can be no assurance that BXPE and its Portfolio Entities will lease to or from any such related parties on terms as favorable to BXPE and its Portfolio Entities as would apply if the counterparties were unrelated.
Asset Pooling.
BXPE has in the past, and may in the future continue to, pool certain or all Investments with one or more Other Blackstone Accounts (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the Sponsor or any of its affiliates (or Other Blackstone Accounts) and securities or other interests in the Asset Pool will be owned by BXPE and Other Blackstone Accounts. Subject to the terms of the BXPE U.S. Partnership Agreement, the consummation of any such transaction may not require the consent of the BXPE U.S. Board of Directors and may involve the exercise of the Sponsor’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the Sponsor will have broad discretion to determine whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, to determine BXPE and the Other Blackstone Accounts’ proportionate interest in the Asset Pool (or particular classes or tranches of securities or other interests in the Asset Pool), which will require the Sponsor and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool, and to determine how interests in or proceeds from the Asset Pool are attributed to unitholders or BXPE, each of which may have a material impact on unitholders’ returns in respect of such investments or BXPE more generally. In making these determinations the Sponsor and its affiliates may, but are not required to, engage or seek the advice of any third-party independent expert, however even if such advice were sought, valuing such assets and interests and, therefore, the value of BXPE’s interest in, or proceeds received from, any Asset Pool, will be subjective. BXPE will generally be exposed to the performance of all assets in an Asset Pool and those investments contributed to the Asset Pool by the Other Blackstone Accounts may not perform as well as those investments contributed by BXPE. Accordingly, the returns of BXPE in respect of investments contributed by it may be lower than if the investments had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, BXPE or the unitholders for any purposes (including, for example, that such proceeds will not be subject to the investment limitations applicable to BXPE’s Investments, will not be subject to the Performance Participation Allocation, the hurdle amount or the high water mark and will not be subject to any requirements described in this report and/or BXPE’s organizational documents with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to BXPE or the unitholders.

Cross-Guarantees and Cross-Collateralization.
In certain circumstances, BXPE and its Portfolio Entities can be expected to enter into cross-collateralization or any cross-guarantee or similar arrangements (including with respect to Asset Pools and as described above with respect to NAV Facilities and other forms of back leverage) with Other Blackstone Accounts (including co-investment
vehicles) and their Portfolio Entities, particularly in circumstances in which better financing terms are available through such arrangements, particularly in circumstances where the assets of each Portfolio Entity are similar in nature. It is often better (or commercially required) for a counterparty to view the various entities as one single “Blackstone” party and therefore appropriate for these obligations to be addressed among Other Blackstone Accounts by way of a back-to-back
or reimbursement type agreement. Also, it is expected that cross-collateralization will generally occur at Portfolio Entities rather than BXPE for obligations that are not recourse to BXPE except in limited circumstances such as “bad boy” events. BXPE is able to form certain alternative investment vehicles, special purpose vehicles and holding vehicles, which may involve cross-guarantees or other cross-collateralization arrangements. At times, in connection with joint investments between BXPE and one or more Other Blackstone Accounts, Portfolio Entities will enter into borrowings or guarantees (including collateralized by or otherwise secured by BXPE and one or more Other Blackstone Accounts or their respective interests in such joint investment), and BXPE and such Other Blackstone Account(s) will, in certain circumstances, provide credit support to the entities incurring such borrowings or guarantees. Depending on various factors, including relative assets, any credit facility or other borrowing or guarantees already in existence and other factors affecting the relative levels of credit risk with respect to each of BXPE and such Other Blackstone Account(s), it is expected that BXPE and such Other Blackstone Account(s) taken together will, in certain circumstances, receive terms, including economic terms such as interest rates, that will be better or worse than would have been received by BXPE or such Other Blackstone Account(s) alone, as applicable, if such party obtained financing for only its portion of such joint investment as a sole borrower or sole provider of credit support. BXPE or Other Blackstone Account(s), as applicable, that is benefiting from better terms than it would have obtained for only its portion of such joint investment, are/is not expected to enter into a reimbursement agreement or otherwise compensate any other party that is receiving worse terms. Additionally, while cross-collateralization of Investments may enable BXPE to obtain more favorable terms in respect of certain indebtedness across certain Investments (for example, such as where Investments of different but overlapping classes are located in the same region or a part of a larger portfolio) on a modest scale, any cross-collateralization arrangements with Other Blackstone Accounts could result in BXPE losing its interests in otherwise performing Investments or other assets due to poorly performing or non-performing
investments of Other Blackstone Accounts in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and for the avoidance of doubt, BXPE’s obligations under such cross-collateralization arrangements are expected to apply to investments in which BXPE has not participated). BXPE can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of Other Blackstone Accounts when such other entities are not in turn exposed to risks associated with BXPE’s borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of BXPE and of Other Blackstone Accounts. Cross-collateralization, cross-guarantee and similar arrangements BXPE and/or its Portfolio Entities enter into with Other Blackstone Accounts and/or their Portfolio Entities are permitted to involve cases where such Other Blackstone Accounts hold either a different interest in the applicable Investment than the interest held by BXPE or otherwise hold their interest in the applicable Investment on different terms than the terms on which BXPE holds its interest in such Investment. Such situations would be expected to result in conflicts of interest between BXPE and such Other Blackstone Accounts. Blackstone would seek to mitigate such conflicts of interest through back-to-back
agreements between the relevant parties to such cross-collateralization such that each party bear their proportional share of any applicable liability. Through cross-collateralization, cross-guarantees or similar arrangements, BXPE may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and/or other obligations of BXPE. See also “—Liability Arising from Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts” and “—Asset Pooling” herein.
Similarly, a lender could require that it face only one Portfolio Entity of BXPE and of Other Blackstone Accounts, even though multiple Portfolio Entities of BXPE and of Other Blackstone Accounts benefit from the lending, which will typically result in (a) the Portfolio Entity facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other Portfolio Entities, and (b) Portfolio Entities of BXPE and of Other Blackstone Accounts being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for re-financings
may be smaller)). The Portfolio Entities of BXPE and of Other Blackstone Accounts benefiting from a financing can be expected to enter into a back-to-back
or other similar reimbursement agreements whereby each agrees that no Portfolio Entity shall bear more than its pro-rata
portion of the debt and related obligations. It is not expected that the Portfolio Entities would be compensated (or provide compensation to other Portfolio Entities) for being primarily liable, or jointly liable, for other Portfolio Entities’
pro-rata
share of any financing.
Group Procurement; Discounts.
BXPE and its Portfolio Entities will enter into agreements regarding group procurement (including, but not limited to, CoreTrust, a group purchasing organization described more fully above), benefits management, purchase of title and/or other insurance policies (which can be expected to include brokerage and/or placement thereof), and will from time to time be discounted due to scale or pooled across Portfolio Entities, including through sharing of deductibles and other forms of shared risk retention from a third party or a Blackstone affiliate, and other operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among BXPE, Other Blackstone Accounts and their Portfolio Entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone, its affiliates, their personnel, or other funds and Other Blackstone Accounts and their Portfolio Entities, including as a result of transactions entered into by BXPE and its Portfolio Entities, and such commissions or payment will not be subject to Fund Fee offset provisions. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a Portfolio Entity of an Other Blackstone Account is providing such a service, such Portfolio Entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular Portfolio Entity providing the service will, in certain circumstances, be greater than those received by BXPE and its Portfolio Entities receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and unitholders rely on the Sponsor to handle them in its sole discretion.
Joint Venture Partners.
BXPE has and will from time to time enter into one or more joint venture arrangements with third-party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Sponsor in its sole discretion. The joint venture partners could provide services similar to those provided by the Sponsor to BXPE. Yet, no compensation or fees paid to the joint venture partners would reduce or offset Fund Fees. Additional conflicts would arise if a joint venture partner is related to Blackstone in any way, such as an investor in, lender to, a shareholder of, or a service provider to Blackstone, BXPE, Other Blackstone Accounts, or their respective Portfolio Entities, or any affiliate, personnel, officer or agent of any of the foregoing.
Valuation Matters.
The fair value of all Investments will ultimately be determined by the Sponsor in accordance with BXPE’s organizational documents and the Valuation Policy. It will, in certain circumstances, be the case that the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation may not reflect the price at which the Investment is ultimately sold in the market, and the difference between the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation and the ultimate sale price could be material. The valuation methodologies used to value any Investment will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Investments. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Sponsor’s control. There will be no retroactive adjustment in the valuation of any Investment, the offering price at which Units were purchased or sold by unitholders or redeemed by BXPE, as applicable, or Fund Fees to the extent any valuation proves to not accurately reflect the realizable value of an asset in BXPE. The valuation of Investments will affect the amount and timing of the Performance Participation Allocation and the amount of the

Management Fee and payable to the Investment Manager. The valuation of investments of Other Blackstone Accounts will, in certain circumstances, affect the decision of potential unitholders to subscribe for Units. Similarly, the valuation of BXPE’s Investments will, in certain circumstances, affect the ability of Blackstone to form and attract capital to Other Blackstone Accounts. As a result, there may be circumstances in which the Sponsor is incentivized to defer realization of Investments, make more speculative Investments, seek to deploy capital in Investments at an accelerated pace, hold Investments longer and/or the Sponsor is incentivized to determine valuations that are higher than the actual fair value of Investments, which generally remains in the sole discretion of Blackstone. In particular, given that the amount of Fund Fees will be dependent on the valuation of non-marketable
securities, which will be determined by the Sponsor, the Sponsor could be incentivized to value the securities higher than if Fund Fees were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of BXPE, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).
Diverse Unitholder Group.
Unitholders have conflicting investment, tax and other interests with respect to their investments in BXPE and with respect to the interests of investors in other investment vehicles managed or advised by Blackstone that participate in the same Investments as BXPE, and unitholder personnel may have incentives or conflicts with respect to their investments in BXPE or Other Blackstone Accounts, including matters Blackstone is not aware of, such as interests in Blackstone Inc. The conflicting interests of unitholders and investors in other investment vehicles would generally relate to or arise from, among other things, the nature, structuring, financing, tax profile and timing of disposition of Investments. The Sponsor will, in certain circumstances, as a result have conflicts in making these decisions, which can be expected to be more beneficial for one or more (but not all) unitholders than for other unitholders. In addition, BXPE can be expected to make Investments that will, in certain circumstances, have a negative impact on related investments made by the unitholders in separate transactions. In selecting and structuring Investments appropriate for BXPE, the Sponsor will consider the investment and tax objectives of BXPE and its unitholders as a whole (and those of investors in Other Blackstone Accounts that participate in the same Investments as BXPE), and not the investment, tax or other objectives of any unitholder individually. Further, certain unitholders can be expected to also be investors in Other Blackstone Accounts, including supplemental capital vehicles and co-investment
vehicles that may invest alongside BXPE in one or more Investments or be lenders as described in “—Related Financing Counterparties”, which will create conflicts for the Sponsor in the treatment of different unitholders and will in certain circumstances allow such unitholders to receive information regarding BXPE’s Portfolio Entities and Investments that is not otherwise delivered to all unitholders at the same time, if at all.
Unitholders can be expected to also include affiliates of Blackstone, such as Other Blackstone Accounts (via a primary investment or secondary acquisition), affiliates of Portfolio Entities of BXPE or of Other Blackstone Accounts, charities, foundations or other entities or programs associated with Blackstone, personnel, founders, entrepreneurs, executives and/or current or former Blackstone personnel, Blackstone’s senior advisors, and any such affiliates, funds or persons can be expected to also invest in BXPE or through the vehicles established in connection with Blackstone’s side-by-side
co-investment
rights, in each case, without being subject to management fees or carried interest or other performance-based compensation (or otherwise on more favorable terms, including not bearing in-house
administrative, accounting, legal and/or technology-related expenses notwithstanding that such expenses are charged to BXPE), and the unitholders will not be afforded the benefits of such arrangements. Some of the foregoing Blackstone-related parties are sponsors of feeder vehicles that could invest in BXPE as unitholders. The Blackstone-related sponsors of feeder vehicles generally charge their investors additional fees, including performance-based fees, which could provide Blackstone current income and increase the value of its ownership position in them. Blackstone will therefore have incentives to refer potential investors to these feeder vehicles. All of these Blackstone-related unitholders will have equivalent rights to vote (if applicable) and withhold consents as non-related
unitholders. Nonetheless, Blackstone may have the ability to influence, directly or indirectly, these Blackstone-related unitholders. It is also possible that BXPE or BXPE’s Portfolio Entities will, in certain circumstances, be counterparties (such counterparties dealt with on an arm’s length basis) or participants in agreements, transactions or other arrangements with a unitholder or its affiliates (which may occur in connection with such unitholder or its affiliates making a subscription or capital commitment, as applicable, to BXPE or Other Blackstone Accounts), including with respect to one or more Investments (or types of Investments). Such arrangements may take the form of direct transactions with a unitholder or its affiliates and/or may include indirect transactions and arrangements with other counterparties in which such unitholder or its affiliates hold an interest (whether minority or controlling). Such transactions may include agreements to pay performance fees to a management team and other related persons in connection with BXPE’s investment therein, which will reduce BXPE’s returns. Such unitholders described in the previous sentences can be expected to therefore have different information about Blackstone and BXPE than unitholders not similarly positioned. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such unitholders, and the Sponsor and its affiliates may be motivated to enter into agreements, transactions or arrangements with unitholders or their affiliates in order to secure subscriptions or capital commitments, as applicable, from investors to BXPE or Other Blackstone Accounts and may otherwise be motivated by factors other than the interests of BXPE. See also “—Other Blackstone Business Activities” and “—Related Financing Counterparties” herein. Moreover, there is an increasing trend in the private equity industry of fund sponsors offering liquidity to investors in existing funds through a structured secondary process where purchasing investors would, as a condition to participating in such purchase from existing investors, also make a commitment to a new fund being raised. Blackstone could be incentivized to engage in such a process for one or more of its existing funds (or any investments therein) to the extent doing so could be expected to improve Blackstone’s ability to raise a successor fund to the such fund and to form and attract capital to existing or future Other Blackstone Accounts (e.g., by securing an agreement from the purchasing investors participating in the process to make commitments to such funds or, more generally, by positively impacting the performance information for the relevant fund that is presented to prospective investors in Blackstone fundraise materials.) In addition, not all unitholders monitor their investments in vehicles such as BXPE in the same manner. For example, certain unitholders can be expected to periodically request from the Sponsor information regarding BXPE and its Portfolio Entities and Investments that is not otherwise included in the reporting and other information delivered to all unitholders—for instance, pre-quarterly
reporting valuation. In addition, certain third-party investment managers of defined contribution vehicles that are unitholders of BXPE will, in order to comply with certain commercial, legal or regulatory requirements, require information from the Sponsor in order to facilitate the calculation of daily valuation estimates with respect to such vehicles’ interests in BXPE. Although any such valuation estimates would be calculated by independent valuation agents engaged by such third-party investment managers and the Sponsor would neither be ultimately responsible for nor endorse such estimates, the Sponsor will be expected to provide certain information to such independent valuation agents to facilitate the analyses underlying their valuation estimates. In all such circumstances, the Sponsor may provide such information to such unitholder and not to other unitholders, subject to the requirements of applicable law, and the Sponsor may not be obligated to affirmatively provide such information to all unitholders because it has provided such information upon request by certain unitholders. As a result, certain unitholders can be expected to receive more information from the Sponsor about BXPE and its Portfolio Entities or can be expected to receive information about BXPE and its Portfolio Entities at an earlier time than other unitholders, and the Sponsor will have no duty to ensure all unitholders receive the same information regarding BXPE and its Portfolio Entities. Therefore, certain unitholders can be expected to be able to take actions on the basis of such information which, in the absence of such information, other unitholders do not take. Furthermore, at certain times Blackstone will, in certain circumstances, be restricted from disclosing to the unitholders material non-public
information regarding Investments, particularly those Investments in which an Other Blackstone Account or Portfolio Entity that is publicly registered co-invests
with BXPE. In addition, investment banks or other financial institutions, as well as Blackstone personnel, can be expected to also be unitholders or limited partners of Other Blackstone Accounts. These institutions and personnel are a potential source of information and ideas that could benefit BXPE, and can be expected to receive information about BXPE and its Portfolio Entities in their capacity as a service provider or vendor to BXPE and its Portfolio Entities.

In addition, it is also expected that Blackstone will confirm factual matters to incoming unitholders, make statements of intent or expectation to such incoming unitholders or acknowledge statements by such incoming unitholders that relate to BXPE and/or Blackstone’s activities pertaining thereto in one or more respects. In addition, Blackstone may from time to time agree to certain matters relating to knowledge transfer and/or secondments with one or more unitholders as part of an overall firm relationship. Any such statements, confirmations, agreements or acknowledgements, including those made in response to a unitholder’s due diligence requests, will not involve the granting of any legal right or benefit, and the unitholders generally will as a result not typically receive notice of any such confirmation, statements or acknowledgements or copies of the documentation (if any) in which they are contained. There can be no assurance that any such arrangements will not have an adverse effect on BXPE or that such arrangements will not influence Blackstone’s activities or the operations of BXPE.
Affiliated Unitholders.
Certain unitholders, including current and/or former senior advisors, officers, directors, personnel and/or other key advisors/relationships (including operating partners, executives, founders and entrepreneurs and personnel of Blackstone, Portfolio Entities of BXPE and of Other Blackstone Accounts, personnel of PJT and charitable programs, endowment funds and related entities established by or associated with any of the foregoing (including any trusts, family members, family investment vehicles, estate planning vehicles, descendant trusts and other related persons or entities), and other persons related to Blackstone), may receive preferential terms in connection with their investment in or alongside BXPE. For the avoidance of doubt, in the case of an affiliated unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. Specific examples of such preferential terms received by certain affiliated unitholders may include, among others, waiver of the Management Fee and/or the Performance Participation Allocation. For the avoidance of doubt, in the case of an affiliated unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. In addition, by virtue of their affiliation with the Sponsor, affiliated unitholders will have more information about BXPE and Investments than other unitholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other unitholders. As a result, such affiliated unitholders will be able to take actions on the basis of such information which, in the absence of such information, other unitholders do not take. Finally, to the extent affiliated unitholders submit redemption requests in respect of their Units in BXPE, conflicts of interest will arise and the Sponsor’s affiliation with such unitholders could influence the Sponsor’s determination to exercise its discretion whether to satisfy, reject or limit any such requested redemption. Additionally, in the case of a unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such Other Blackstone Account (including, but not limited to, liquidity rights) as compared to the other unitholders. See also “—Lack of Liquidity” herein. While such affiliated unitholders and/or BXPE will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of BXPE or other unitholders.
Unitholders’ Outside Activities.
A unitholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to BXPE, including business interests and activities in direct competition with BXPE and its Portfolio Entities, and may engage in transactions with, and provide services to, BXPE or its Portfolio Entities (which will, in certain circumstances, include providing leverage or other financing to BXPE or its Portfolio Entities as determined by the Sponsor in its sole discretion). None of BXPE, any unitholder or any other person shall have any rights by virtue of the BXPE U.S. Partnership Agreement or any related agreements in any business ventures of any unitholder. The unitholder, and in certain cases the Sponsor, will have conflicting loyalties in these situations.

Credit Facilities
. BXPE has entered into, or are expected to enter into, and utilize one or more NAV Facilities, which involve potential conflicts of interest. Subject to the limitations in the BXPE U.S. Partnership Agreement, the use of a NAV Facility by BXPE is within the Sponsor’s discretion and can be utilized, among other things, to cover Organizational and Offering Expenses and other Fund Expenses, which use will incur interest expenses as well as fees calculated based on available, unused capacity under such facility, each of which can be significant. Leverage incurred by entities other than BXPE (including a facility collateralized or otherwise secured by BXPE’s holdings in multiple or all investments whether through wholly owned subsidiaries and/or through special purpose vehicles formed by BXPE to make or hold such investments and/or to serve as a borrower under an asset backed facility for BXPE) do not count towards the limitations on borrowing or guarantees by BXPE set forth in the BXPE U.S. Partnership Agreement. Subject to the limitations set forth in the BXPE U.S. Partnership Agreement and the availability and the terms of any such credit facility for BXPE, the Sponsor has adopted a policy relating to the use of fund-level credit facilities for BXPE and may update or adopt from time to time policies or guidelines relating to the use of such credit facilities. See also “—Leverage” herein. Generally and without limiting the foregoing, BXPE can be expected to seek to utilize a NAV Facility for the purpose of, among other things, financing any investment-related activities of BXPE (such as for assets that BXPE does not intend to hold for a long-term period), covering Fund Expenses, including Organizational and Offering Expenses, Management Fees, Administration Fees, servicing fees and any other costs of BXPE, funding redemptions, making distributions (if any) to unitholders, support margin loan liquidity, ongoing portfolio maintenance and asset disposition expenses, and providing permanent financing or refinancing or providing interim financing to consummate the purchase of Investments. Such borrowings by BXPE and/or Other Blackstone Accounts or Portfolio Entities under any credit facility also increases their leverage without any corresponding acquisition of assets. The amount of credit available to BXPE and Other Blackstone Accounts under a NAV Facility is tied to the value of the underlying assets pledged to such facility. While the Sponsor expects to generally utilize credit facilities for BXPE and Other Blackstone Accounts in a consistent manner, the use of such credit facilities may differ based on available credit facility capacity and the contractual terms applicable to BXPE and Other Blackstone Accounts, among other factors and the facility used by BXPE and the Other Blackstone Accounts may differ. Therefore, as the credit facilities utilized by BXPE and the Other Blackstone Accounts have different terms, such as with respect to hedging, currency limitations and interest rates, while BXPE and the Other Blackstone Accounts may be invested in the same investment, and while the valuation of such investment would be consistently determined pursuant to the BXPE U.S. Partnership Agreement and the relevant organizational documents of the Other Blackstone Accounts, the investment return can, in certain circumstances, differ among BXPE and the Other Blackstone Accounts as a result.
Calculations of net and gross IRRs in respect of investments and performance data as reported to unitholders from time to time, are based on the timing of investment inflows and outflows received or made by BXPE as further described in the next sentence. In respect of investment and performance data referred to as reported to unitholders from time to time, (a) for purposes of gross IRR calculations, (1) cash outflows are calculated when capital is invested by BXPE, (2) cash inflows for investment realizations and current income are calculated upon receipt by BXPE and (3) cash inflows for unrealized investments are based on the fair value at the end of the period determined by Blackstone, and (b) for purposes of net IRR calculations, IRR is based on the due date and amount of capital contributions received from limited partners, not the timing or amount of fund-level borrowings (such as BXPE’s NAV Facilities). Additionally, use of a credit facility may present conflicts of interest, and the General Partner may make distributions (if any) prior to the repayment of outstanding borrowing. As a result, use of a credit facility (or other long-term leverage) will impact calculations of returns and will result in a higher or lower reported IRR than if the amounts borrowed had instead been funded through capital contributions made by the unitholders. If the use increases the IRR, as it normally does where an Investment increased in value, the Sponsor will have various incentives to use the credit facility, including marketing efforts of Other Blackstone Accounts. For example, in the event the interest rate on borrowings is lower than the hurdle rate, use of leverage arrangements can be expected to accelerate or increase distributions of incentive fees to the Sponsor, providing an economic incentive to fund Investments through long term borrowings in lieu of capital contributions. In addition, the Sponsor can be expected to receive a greater amount of Management Fees and servicing fees if borrowings under the credit facility are utilized in lieu of a combination of limited partners’ capital and non-recourse
financing for Investments remain outstanding. Moreover, the costs and expenses of any such borrowings will generally be allocated among the Fund and any Parallel Funds pro-rata
or, subject to applicable law, on such other basis that the General Partner determines to be more equitable under the circumstances, which will increase the expenses borne indirectly by applicable unitholders or underlying investors and would be expected to diminish net cash on cash returns.
BXPE can be expected to utilize its NAV Facilities and enter into other similar arrangements, financings and extensions of credit for the benefit of co investors, Joint Venture Partners and Other Blackstone Accounts, including vehicles participating in Blackstone’s side-by-side
co-investment
rights, which invest alongside BXPE in one or more Investments. For example, subject to the BXPE U.S. Partnership Agreement, BXPE can be expected to borrow to fund a Joint Venture Partner’s, co investor’s or Other Blackstone Account’s pro-rata
share of an Investment or expense related to an Investment. In such circumstances, the Sponsor generally intends to cause any such co investors, Joint Venture Partners and Other Blackstone Account to bear (or reimburse BXPE for) their pro-rata
share of any interest expenses (but not necessarily origination and other costs) allocable to such extensions of credit. However, any such co-investors,
Joint Venture Partners and Other Blackstone Accounts, although they benefit from BXPE’s NAV Facility or other credit facility, will not bear any portion of the costs of establishing and maintaining BXPE’s credit facility, which will be borne entirely by BXPE. Additionally, conflicts of interest also have the potential to arise to the extent that such a facility is used to make an investment that is later sold in part to Joint Venture Partners, co-investors
or Other Blackstone Accounts, to the extent
co-investors
are not required to act as guarantors under the relevant facility or pay related costs or expenses, co-investors
nevertheless stand to receive the benefit of the use of the credit facility and neither the relevant fund nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses and/or liabilities. The Sponsor will, in certain circumstances, receive direct and indirect benefits from such uses as well, including as a result of the facilitation of co investment by Other Blackstone Accounts. BXPE will bear interest expenses and all other expenses incurred in relation to its credit facility.
BXPE’s credit facilities are permitted to be used and managed in the manner described above independently from any Other Blackstone Account’s credit facilities (and the contractual restrictions applicable to such Other Blackstone Accounts and other credit facilities may be more or less favorable than those of BXPE), even when the same credit facility is being utilized and/or investments are shared between BXPE and Other Blackstone Accounts, which may result in different expenses related to borrowings and investment IRR reported by multiple Blackstone funds for the same investment.
Insurance.
BXPE has purchased or borne and will continue to purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure BXPE, Portfolio Entities, the Sponsor, Blackstone and their respective directors, officers, employees, agents and representatives, and members of the Boards of Directors and other indemnified parties (and in certain circumstances, such person’s agents and representatives), against liability in connection with the activities of BXPE. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by Blackstone that cover one or more of BXPE and Other Blackstone Accounts, the Sponsor and/or Blackstone (including their respective directors, officers, employees, agents and representatives, and members of the Boards of Directors and other indemnified parties). The Sponsor will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among one or more of BXPE and Other Blackstone Accounts, the Sponsor and/or Blackstone on a fair and reasonable basis, in its sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable.
Similarly, BXPE and its Portfolio Entities may enter into arrangements with Other Blackstone Accounts and their respective Portfolio Entities whereby insurance is procured as a group where the insurance provider may charge lower premiums to the group than it would on an individual basis. In such event, the obligation to pay the premiums on such group policies may be allocated in accordance with the relative values of the respective entities that are insured by such policies (or other factors that Blackstone may reasonably determine). Additionally, BXPE and Other Blackstone Accounts (and their respective Portfolio Entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions can be expected to similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Blackstone may reasonably determine). See also “—Portfolio Entity Service Providers and Vendors” herein.
In respect of such insurance arrangements, Blackstone can be expected to make corrective allocations from time to time should it determine subsequently that such adjustments are appropriate. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in BXPE and its Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
Captive Insurance; Gryphon.
BXPE and Other Blackstone Accounts (and their Portfolio Entities) will also, in certain circumstances (including with respect to property insurance and terrorism insurance), self-insure through Gryphon Mutual Insurance Company (“Gryphon”), a captive insurance company (“Captive”), owned entirely by its participants (including potentially BXPE and such Other Blackstone Accounts). An affiliate of the Sponsor provides oversight of Captive’s management, sits on the boards of Captive’s cells, provides a guarantee for a letter of credit to help capitalize Captive and receives a fee based on a percentage of the premiums (subject to the benchmarking process described above), and a third-party insurance services firm will provide brokerage, administration and insurer management services to Captive. The fees and expenses of Captive, including insurance premiums and fees paid to its manager, will be borne by BXPE and Other Blackstone Accounts pro-rata
based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties, and will be paid by each participant annually. While BXPE does not expect to provide any funding in addition to such annual contribution, it is possible that each member of Captive, including BXPE, is required to make additional capital contributions in certain circumstances. This arrangement is expected to provide BXPE with greater control over its property insurance and terrorism insurance programs and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. BXPE may, however, be negatively affected to the extent there are disproportionate losses incurred on properties held by Other Blackstone Accounts participating in Captive, including through increased future premiums or the lost ability to recoup capital contributions, and there can be no assurance that the arrangement will not result in under- or over-allocation of costs to BXPE relative to Other Blackstone Accounts or that different allocations or arrangements than those provided above would not result in BXPE and its Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies. Gryphon currently engages, and is expected to continue to engage, Revantage to provide corporate support services in respect of Gryphon’s activities (including assisting with Captive structuring, related insurance placement and oversight and administration of claims). In connection therewith, Revantage is expected to earn commissions for such services related to the Gryphon property program placement, terrorism insurance, casualty program and other lines of coverage and may earn additional commissions during each such policy year. Such commissions will initially be used to offset costs of Captive (which may include fees to Blackstone and allocated costs associated with Revantage’s account payroll, professional services, travel and entertainment, employee development, technology costs and facilities and office services), with any excess funds being returned to or used for the benefit of participating funds in a reasonable manner, which may include reserving for (or advance payment of) additional anticipated costs or direct reimbursement in accordance with a reasonable allocation. Any such services and fees are in addition to the services provided and fees received by Blackstone and will not result in any offset to the Management Fees payable by BXPE or investors in Other Blackstone Accounts, notwithstanding that Revantage is owned by certain Other Blackstone Accounts. See also “—Portfolio Entity Service Providers and Vendors” and “—Group Procurement; Discounts” herein.

Legal Interpretation.
The BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement are detailed agreements that establish complex arrangements among BXPE and the Sponsor and its affiliates. Questions are expected to arise under the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement regarding the parties’ rights and obligations in certain situations, some of which will not have been contemplated and are not specifically addressed or could have been articulated more precisely at the time of the drafting and execution of the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement. In these instances, the operative provisions of the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement can be broad, general, ambiguous or conflicting, and could permit more than one reasonable interpretation, including in circumstances where one reasonable interpretation is most favorable to the Sponsor and/or its affiliates while another reasonable interpretation is most favorable to BXPE and where the Sponsor therefore has an incentive to prefer the former interpretation over the latter one. While the Sponsor will construe the relevant agreements in good faith and in a manner consistent with its legal obligations (and, when appropriate, in consultation with external legal counsel), the interpretations the Sponsor adopts will not necessarily be, and need not be, the interpretations that are the most favorable to BXPE or the unitholders therein and could be the interpretations that are most favorable to the Sponsor and/or its affiliates.
Disclosure of Information by the Sponsor
. The Sponsor may be required to, or may determine it is appropriate to, disclose certain information relating to BXPE and/or the unitholders, including their names, purchase amounts, jurisdictions, beneficial owners, type or category of investor (such as governmental investors) and percentage ownership in BXPE or other entities, in connection with anti-money laundering and know-your-customer requirements and/or requests of BXPE’s counterparties (for example, in connection with obtaining financing on BXPE’s behalf or on behalf of its Investments or the investment of a prospective investor in BXPE), as well as in connection with certain other Investment-related matters, including regulatory, governmental or other applications or approvals and the ongoing operation of BXPE and/or its Portfolio Entities, including as described in “—CFIUS and Similar
Non-U.S.
Regulatory Regimes” above. If such a disclosure is not mandatory, the Sponsor will determine whether and to what extent such disclosure is appropriate, and notwithstanding that BXPE and/or one or more unitholders may be adversely affected by such disclosures, the Sponsor will not be liable to BXPE or any unitholder for any such disclosure.
Other Conflicts.
In addition, other present and future activities of Blackstone (including the Sponsor and the Dealer Manager), BXPE, Other Blackstone Accounts and their Portfolio Entities, affiliates and related parties will give rise to additional conflicts of interest relating to BXPE and its investment activities. The Sponsor (in accordance with the terms of the BXPE U.S. Partnership Agreement) generally attempts to resolve conflicts in a fair and reasonable manner, but conflicts will not necessarily be resolved in favor of BXPE’s interests and there may be situations where BXPE, as a passive investor investing alongside or in an Other Blackstone Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, the BXPE U.S. Board of Directors is responsible for overseeing the Fund’s periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the BXPE U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) BXPE’s Unit Redemption Plan, and any material modification to (a) the Valuation Policy, (b) the Unit Redemption Plan and (c) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by BXPE’s independent valuation advisor. The BXPE U.S. Board of Directors will also be authorized to give consent on behalf of the Fund with respect to certain matters, including those which may be required or advisable, as determined in the Sponsor’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the Independent Directors of the Fund. If the BXPE U.S. Board of Directors or the Feeder Board of Directors, as applicable, consents to a particular matter and the Sponsor acts in a manner consistent with, or pursuant to the standards and procedures approved by, such board of directors, or otherwise as provided in the BXPE U.S. Partnership Agreement, then the Sponsor and its affiliates will not have any liability to BXPE or the unitholders for such actions taken in good faith by them. In addition, BXPE may be “dragged along” in engaging in activities that involve conflicts of interest without the Sponsor’s approval.

Additional Potential Conflicts of Interest.
The officers, directors, members, managers and personnel of the Sponsor can be expected to trade in securities, including the securities of BXPE’s and/or Other Blackstone Accounts’ Portfolio Entities, and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies or as otherwise determined from time to time by the Sponsor. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (a) a company in which BXPE holds or acquires an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (b) entities that have interests which are adverse to those of BXPE or pursue similar investment opportunities as BXPE. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Sponsor can be expected to take into account certain considerations and other factors in connection with the management of the business and affairs of BXPE and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that may conflict with their duties to BXPE. Finally, although Blackstone believes its positive reputation in the marketplace provides benefit to BXPE and Other Blackstone Accounts, the Sponsor could decline to undertake investment activity or transact with a counterparty on behalf of BXPE for reputational reasons, and this decision could result in BXPE foregoing a profit or suffering a loss.
Other Considerations
Fund Expenses.
BXPE pays and bears all expenses related to its operations as fund expenses (collectively, “Fund Expenses”). The amount of these Fund Expenses will be substantial and will reduce the amount of capital available to be deployed by BXPE in Investments and the actual returns realized by unitholders on their investment in BXPE. Fund Expenses include recurring and regular items, as well as extraordinary expenses which may be hard to budget or forecast. As a result, the amount of Fund Expenses ultimately borne by BXPE at any one-time
may exceed expectations.
As described herein and in BXPE’s organizational documents, Fund Expenses encompass a broad range of expenses and include all expenses of operating BXPE and its Portfolio Entities and other related entities, including any entities used directly or indirectly to acquire, hold, or dispose of Investments or otherwise facilitate BXPE’s investment activities.
Fund Expenses borne by BXPE and unitholders also include, among other things, fees, costs and expenses for and/or relating to attorneys (including compensation and benefits costs specifically charged, allocated or attributed by the Sponsor or its affiliates to BXPE or its Portfolio Entities with respect to in-house
attorneys to provide transactional legal advice, tax planning and/or other related services to BXPE or its Portfolio Entities on matters related to potential or actual Investments and transactions; provided, that any such compensation costs shall not be greater than what would be paid to, or duplicative of services provided by (as determined by the General Partner in good faith), an unaffiliated third party for substantially similar advice and/or services), tax advisors, accountants, auditors, administrative agents, paying agents, advisors (including senior advisors), consultants, fund administrators, depositaries and custodians, investment bankers, prime brokers and other third-party service providers or professionals; valuation costs, expenses of offering Units (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, and travel expenses relating to the ongoing offering of Units); expenses relating to ongoing administrative, governance and compliance services necessary for the operation of BXPE and its Portfolio Entities (including, without limitation, (a) expenses relating to the preparation and filing of Form PF, Form ADV (with respect to the Investment Manager), Exchange Act reports, reports and notices to be filed with the CFTC, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which BXPE engages in activities and any related regulations, or the laws and/or regulations of jurisdictions in which BXPE engages in activities) and/or any other regulatory filings, notices or disclosures of the Investment Manager and/or its affiliates relating to BXPE and its activities, and preparing materials and coordinating meetings of the Boards of Directors, and (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXPE; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services); brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, clearing and settlement charges and other investment costs, fees and expenses actually incurred in connection with making, holding, settling, monitoring or disposing of actual Investments (including, without limitation, any costs or expenses relating to currency conversion in the case of Investments denominated in a currency other than U.S. dollars); the cost of borrowings, guarantees and other financing (including interest, fees, related legal expenses and arrangement expenses), bank fees, expenses of loan servicers and other service providers; expenses and fees (including compensation costs) charged or specifically attributed or allocated by the General Partner and/or Investment Manager or their affiliates for data-related services provided to the Portfolio Entities or BXPE (including in connection with prospective Investments); provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services; fees, costs and expenses related to the organization or maintenance of any entity used to acquire, hold or dispose of any one or more Investment(s) or otherwise facilitating BXPE’s investment activities, including without limitation any travel and accommodation expenses related to such entity and the salary and benefits of any personnel (including personnel of the Investment Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such entity, or other overhead expenses in connection therewith; expenses associated with BXPE’s compliance with applicable laws and regulations; organizational, offering and operating expenses of the Fund or any of its feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such feeder vehicles, Parallel Funds and/or Intermediate Entities or their partners, as applicable; any taxes, fees, costs of obtaining
non-U.S.
tax receipts or other governmental charges levied against BXPE and all expenses incurred in connection with any tax audit, investigation, settlement or review of BXPE; expenses and fees of any third-party advisory committees, any independent representative of BXPE, and any annual meeting of BXPE; expenses associated with auditing, research, reporting, printing, publishing and technology, including, without limitation, news and quotation equipment and services, preparation of BXPE’s periodic reports and related statements (including notices, communications, financial statements and tax returns including any tax returns or filings required to be made by BXPE in any jurisdictions in which any unitholders are resident or established) in respect of BXPE and its activities; costs, fees and/or expenses associated with responding to information requests from unitholders and other persons; costs and expenses of technology service providers and related software/hardware and market data and research utilized in connection with BXPE’s investment and operational activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by BXPE, the Investment Manager or its affiliates in connection with such provision of services thereby); expenses relating to the maintenance of any website, data room or communication medium used in relation to BXPE (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties), expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by unitholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne by such unitholders directly); expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring and disposing of Investments (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including travel and other similar costs and any costs and expenses in connection therewith, including travel and other related expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings (including with prospective portfolio companies or other similar companies) and any other costs and expenses associated with vehicles through which BXPE directly or indirectly participate in Investments); the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving BXPE or entities in which BXPE holds an Investment or otherwise relating to such Investment and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of BXPE, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of BXPE, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; all fees, costs and expenses, if any, incurred by or on behalf of BXPE in developing, negotiating and structuring prospective or potential Investments that are not ultimately made or a proposed disposition that is not actually consummated, including without limitation any legal, tax, accounting, travel, advisory, consulting, printing and other related costs and expenses and any liquidated damages, reverse termination fees and/or similar payments and commitment fees. For the avoidance of doubt, the fees, costs and expenses of administrative services provided with respect to the Administration Fee will not be duplicated as Fund Expenses. The costs and expenses associated with the organization, offering and operation of the Fund, Feeder, any Parallel Fund and/or Intermediate Entities (including, without limitation, any Fund Expenses described herein) may be apportioned to, and borne solely by, the investors participating in the Fund, Feeder, any Parallel Fund and/or Intermediate Entities as determined by the General Partner in its reasonable discretion.
BXPE will also bear any extraordinary expenses it may incur, including any expenses associated with any governmental and/or regulatory inquiry, investigation, proceedings and/or litigation (including discovery requests), private litigation, arbitration or settlement expenses involving BXPE, any investment or entities in which it has an investment or otherwise relates to such investment or with any threat to initiate the foregoing, including the amount of any judgments, fines, remediation or settlements paid in connection therewith and expenses associated with researching and gathering information in respect of any discovery requests or potential litigation and defending against claims by third parties, and any other extraordinary expenses of BXPE. Service providers (including affiliates of the Sponsor) will be retained for such purposes, as further described under “—Service Providers, Vendors and Other Counterparties Generally” herein. In addition, BXPE will bear any expenses incurred in connection with due diligence visits by the Sponsor to third-party service providers (including fund administrators), by the Sponsor or any unitholder to any Portfolio Entities or portfolio assets as well as visits by the Sponsor to any unitholder. BXPE will bear the start-up,
wind-down and liquidation expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) owned by BXPE, or an allocation of such expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) used by BXPE and owned by Other Blackstone Accounts. To the fullest extent permitted by applicable laws, BXPE will bear as Fund Expenses costs associated with political contribution activities on behalf of a Portfolio Entity, including costs paid by BXPE on behalf of a Portfolio Entity.
Expenses to be borne by the Sponsor are limited only to those items specifically enumerated in this report, the Investment Management Agreement and/or in the BXPE U.S. Partnership Agreement (such as rent for office space, office furniture and salaries and benefits of its employees), and all other costs and expenses in operating BXPE will be borne directly or indirectly by the unitholders. Moreover, while the unitholders may agree to bear certain expenses related to BXPE’s operations, such expenses may still be borne by BXPE as Fund Expenses in accordance with the Sponsor’s policies. The Sponsor may choose in its own discretion to pay expenses not specifically enumerated herein, and the Sponsor may at any time in its sole discretion discontinue paying such expenses and cause BXPE to pay them.

Subject to the limitations set forth in the BXPE U.S. Partnership Agreement, costs, expenses and charges specifically attributed or allocated by the Sponsor and its affiliates to BXPE may exceed what would be paid to an unaffiliated third party for substantially similar services. Expenses associated with the sourcing, development, investigation, negotiation, structuring, acquisition, settling, holding, monitoring and disposition of Investments, including, without limitation, any due diligence-related expenses, brokerage, custody, currency conversion or hedging costs and travel and related expenses in connection with BXPE’s activities will be borne by BXPE (and indirectly by the unitholders). Travel and related expenses in connection with BXPE’s investment activities (including as described above) will not always be directly related to a specific potential investment and may be more general or speculative in nature. Such expenses are initially expected to be allocated to BXPE as a Fund Expense, notwithstanding the fact that such travel or related activities or meetings could directly or indirectly inure to the benefit of Blackstone, its affiliates, their personnel, or Other Blackstone Accounts and their Portfolio Entities, in addition to or in lieu of BXPE. With respect to a given proposed Investment or proposed disposition considered by BXPE and one or more Other Blackstone Accounts, (a) to the extent not reimbursed by a third party, all third-party and internal expenses including any liquidated damages, reverse termination fees or other similar payments, incurred by BXPE in connection with such proposed Investment, where such proposed Investment is not ultimately made by BXPE, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by BXPE and (b) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by an Other Blackstone Account in connection with such proposed Investment, where such proposed Investment is not ultimately made by the Other Blackstone Account but is made by BXPE, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Other Blackstone Account but is consummated by BXPE, may be borne, in whole or in part (at the Sponsor’s sole discretion) by BXPE (and to the extent borne by BXPE, will be allocated pro-rata
to all unitholders). See “—Broken Deal Expenses” herein for further discussion regarding the allocation of such expenses. For purposes of this paragraph, the third-party and internal expenses referred to herein, include, without limitation, commitment fees that become payable in connection with a proposed Investment that is not ultimately made, legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for Sponsor employees working on a proposed Investment or disposition), entertainment and related expenses, consulting and printing expenses and any liquidated damages, reverse termination fees, forfeited deposits, and similar payments. Further, any fees and expenses incurred in connection with the organization of a co-investment
vehicle (including fees and expenses related to negotiating the governing documents of such co-investment
vehicle as well as fees and expenses of the type described above, including those which would be considered Organizational Expenses if borne by BXPE) that is expected to invest alongside BXPE in an Investment are expected to be borne by BXPE to the extent such co-investment
vehicle does not ultimately make such investment, whether or not such Investment is consummated by BXPE. The Sponsor will be required to decide whether costs and expenses are to be borne by BXPE, on the one hand, or the Sponsor or Other Blackstone Accounts, on the other, and whether certain costs and expenses should be allocated between or among BXPE, on the one hand, and Other Blackstone Accounts on the other hand. Certain expenses may be suitable for only BXPE or participating Other Blackstone Account and borne only by such vehicle, or as is more often the case, expenses may be allocated pro-rata
among each participating Other Blackstone Account and BXPE even if the expenses relate only to particular vehicle(s) and/or investor(s) therein. Any entities established in connection with Blackstone’s side-by-side
co-investment
rights and any Other Blackstone Accounts that
co-invest
alongside BXPE in Investments will generally bear their
pro-rata
share of any expenses related to such Investments, but such entities will generally not be required to bear any portion of the Organizational and Offering Expenses or any other non-investment-related
Fund Expenses (given that those other vehicles bear their own non-investment-related
expenses). If the expenses incurred in connection with a particular matter should be borne in part by BXPE and in part by the Sponsor (e.g., costs and expenses (including airfare and lodging) incurred in connection with a meeting of the officers, managers or directors of any Luxembourg entity described above in which matters relating to BXPE’s activities (e.g., matters relating to Investments) and the Sponsor’s activities (e.g., the appointment of new managers) are discussed), then such expenses will be allocated between BXPE and the Sponsor as determined by the Sponsor in good faith to be equitable. Fund Expenses and Organizational and Offering Expenses of the Fund, of any feeder vehicles, Parallel Funds and/or Intermediate Entities may be apportioned to, and borne solely by, the investors participating in the Fund, any feeder vehicles, Parallel Funds and/or Intermediate Entities or be allocated among the Fund, any feeder vehicles, Parallel Funds and/or Intermediate Entities as determined by the Sponsor in its reasonable discretion. For example, certain expenses may be incurred by or on behalf of BXPE and Other Blackstone Accounts and will be allocated among BXPE and such Other Blackstone Accounts by the Sponsor in its good faith reasonable discretion, including, in the case of travel, based on estimated time spent with respect to the business of BXPE and Other Blackstone Accounts. The Sponsor will make such allocation judgments in its fair and reasonable discretion, notwithstanding its interest in the outcome, and may make corrective allocations should it determine that such corrections are necessary or advisable. There can be no assurance that a different manner of allocation would not result in BXPE or an Other Blackstone Account bearing less (or more) expenses.
Travel and related expenses described herein include, without limitation, first class and/or business class airfare (and/or private charter, where appropriate, such as when commercial equivalent travel is not available for the applicable itinerary), first class lodging, ground transportation, travel and premium meals (including, as applicable, closing dinners and mementos, cars and meals (outside normal business hours), and social and entertainment events with Portfolio Entity employees, customers, clients, borrowers, brokers and service providers) and related costs and expenses incidental thereto, including any expenses related to attending trade association and/or industry meetings, conferences or similar meetings. See also “—Public Health Emergencies” herein.
No Independent Advice.
The terms of the agreements and arrangements under which BXPE is established and will be operated have been or will be established by the Sponsor and are not the result of arm’s-length
negotiations or representations of the unitholders by separate counsel. Potential investors should therefore seek their own legal, tax (including estate tax) and financial advice before making an investment in BXPE.
Certain Risks Related to Environmental, Social and Governance Considerations
Sustainability Framework Risk.
Blackstone has established a firm-wide sustainability policy and related programs and procedures, including its sustainability investing policy and certain Fund-specific sustainability practices (collectively, the “Sustainability Framework”), which outlines its approach to integrating sustainability factors, as applicable, in its business and investment activities. The General Partner intends to apply the Sustainability Framework, as applicable, across the Investments, consistent with and subject to its fiduciary duties and applicable legal, regulatory or contractual requirements. Depending on the Investment, the impact of developments connected with sustainability factors including GHG emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency could have a material effect on the return and risk profile of the Investment. Any reference herein to environmental or social considerations is not intended to qualify BXPE’s investment objective to seek to maximize risk-adjusted returns on Investments. The Sponsor will endeavor to consider “material” sustainability factors (materiality in this context is defined as those sustainability factors that the Sponsor determines have - or have the potential to have - a material impact on an investment’s going-forward ability to create, preserve or erode economic value for that organization and its stakeholders) where applicable in connection with BXPE’s investment activities in order to protect and maximize investment performance; however, the Sustainability Framework does not serve to modify BXPE’s investment objectives. The act of selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Sponsor or a third-party sustainability specialist will reflect the beliefs, values, internal policies or preferred practices of any particular unitholder or align with the beliefs or values or preferred practices of other asset managers or with market trends. Additionally, sustainability factors are only some of the many factors that the Sponsor may consider in making an Investment, and depending on the nature of the Investment, to the extent required by law, sustainability factors may not be considered for certain Investments or assets. Although the Sponsor considers application of the Sustainability Framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Sponsor cannot guarantee that the application of its Sustainability Framework, which depends in part on qualitative judgments, will positively impact the performance of any individual Portfolio Entity or BXPE as a whole. Similarly, to the extent the Sponsor or a third-party sustainability specialist engages with Portfolio Entities on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the financial or sustainability-related performance of the Investment. Successful engagement efforts on BXPE’s part will depend on its ability to properly identify and analyze material sustainability considerations and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, country, asset class and investment style. In evaluating a prospective investment or providing reporting regarding such investment, the Sponsor often depends upon (and will not independently verify) information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Sponsor to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The General Partner may decide in its discretion not to utilize certain information or data. While the General Partner believes such sources to be reliable, it will neither update any such information or data nor undertake an independent review of any such information or data provided by third parties. Subject to any applicable legal or regulatory requirements, any sustainability reporting will be provided in the General Partner’s sole discretion. To the extent that the Sponsor reports to investors on material sustainability issues, such reports will be based on the Sponsor’s or applicable Portfolio Entity management team’s sole and subjective determination of whether a material sustainability issue has occurred in respect of an Investment.
In addition, the Sponsor in certain circumstances could determine in its discretion, to revisit the implementation of certain of its sustainability initiatives (including due to cost, timing or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Sponsor to adhere to all elements of BXPE’s investment strategy, including with respect to sustainability risk and opportunity management, whether with respect to one or more individual Investments or to BXPE’s portfolio generally. Except as may be required under the Sustainable Finance Disclosure Regulation (“SFDR”) (as applicable), sustainability-related statements, initiatives and goals as described herein with respect to BXPE’s investment strategy, Investments and Portfolio Entities are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved.
Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different frameworks and methodologies being implemented by other asset managers. For example, the Sponsor’s Sustainability Framework does not represent a universally recognized standard for assessing sustainability considerations. Blackstone is currently a signatory to the United Nations’ Principles for Responsible Investment and engages with the Task Force on Climate-Related Financial Disclosures. These initiatives may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. There is no guarantee that the Sponsor will remain a signatory, supporter or member of these initiatives or other similar industry frameworks.
Additionally, there is also growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure sustainability performance, in order to allow investors to validate and better understand sustainability claims. The Sponsor’s Sustainability Framework and BXPE generally are subject to evolving regulations and could become subject to additional regulation in the future. The Sponsor cannot guarantee that its current approach will meet future regulatory requirements.

In addition, anti-sustainability sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-sustainability” policies, legislation or initiatives or issued related legal opinions. Additionally, asset managers have been subject to recent scrutiny related to sustainability-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, the Supreme Court’s recent ruling striking down race-based affirmative action in higher education admissions has increased scrutiny of corporate diversity, equity and inclusion (“Diversity and Inclusion”) practices. Some conservative groups and Republican state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting certain corporate Diversity and Inclusion practices are racially discriminatory and unlawful. Such anti-sustainability and anti-Diversity and Inclusion-related policies, legislation, initiatives, legal opinions and scrutiny could expose Blackstone to the risk of investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm and require certain investors to divest or discourage certain investors from investing in Blackstone’s funds. Blackstone’s Sustainability Framework and the Sponsor could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future.
The Sponsor can be expected to be subject to increasing scrutiny from regulators, elected officials, and investors with respect to sustainability matters. In recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change, among other aspects of sustainability. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process is inconsistent with the fiduciary duty to maximize returns for investors. The Sponsor can expect to be subject to competing demands from different groups with divergent views on sustainability matters, including the role of sustainability in the investment process. Investors could decide to not invest in BXPE based on their assessment of how Blackstone approaches and considers the sustainability cost of investments and whether the return-driven objectives of Blackstone’s funds align with their sustainability priorities. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some investors and/or interested parties and adversely impact the Sponsor’s reputation and business.
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

The Sponsor’s Sustainability Framework is subject to evolving regulations and could in the future become subject to additional regulation, penalties and/or risks of regulatory scrutiny and enforcement. Compliance with new requirements will lead to increased management burdens and costs, which has the potential to adversely affect BXPE. The Sponsor cannot guarantee that its current approach (including the Sustainability Framework) will meet future regulatory requirements (or future interpretations of existing requirements, some of which are unclear), reporting frameworks or best practices. If the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of Blackstone or the Sponsor and/or its affiliates, then the Sponsor and/or such affiliates will be at risk for regulatory sanction, and any such investigations could be costly, distracting and/or time consuming for Blackstone, the Sponsor and BXPE. There is also risk of regulatory mismatch between U.S., EU, UK and other initiatives.
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
Finally, Blackstone applies certain firm-wide and business group-specific sustainability-related initiatives. Although the aim of these initiatives is to create strong returns for investors, the pursuit of these initiatives (which may include data collection, analysis and reporting, among other activities) will involve the dedication of time and resources and there is consequently a risk that the pursuit of these initiatives could result in BXPE performing differently than investment funds that do not have sustainability-related initiatives. Further, except as required under applicable law, any sustainability-related statements, and these sustainability-related initiatives are aspirational and not guarantees or promises that all or any such initiatives will be achieved.
Progress Toward Sustainability Goals.
The Sponsor has established, and could in the future establish, certain sustainability goals. These goals are intended to maximize risk-adjusted returns. However, the pursuit of these goals could involve the dedication of time and resources that may otherwise be allocated to other investment management activities and there is a risk that the pursuit of these goals could in fact be detrimental to risk-adjusted returns. The sustainability performance of any individual investment cannot be guaranteed.
Sustainability Risks
. The BXPE Fund Program may be deemed to fall within the scope of SFDR. There is legal uncertainty around the parameters applicable when categorizing a financial product under SFDR, and there is no guarantee that regulators will agree with the relevant characterization. In circumstances where there is a determination that a product has been characterized incorrectly, there could be a risk of investigation, enforcement proceedings and/or sanctions. SFDR and certain supporting and related regulations are likely to be amended in the near to medium term and it is possible new guidance will also be issued by the European Banking Authority, the European Insurance and Occupational Pensions Authority and the European Securities and Markets Authority either collectively or separately, and/or the European Commission. These factors and events have the potential to increase compliance and other costs for, and relating to, affected partnerships.
SFDR defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. Blackstone, the Sponsor (or its delegate), the BXPE Fund Program, Portfolio Entities of the BXPE Fund Program, and other parties, such as service providers to the BXPE Fund Program or Portfolio Entity counterparties, can be negatively affected by sustainability risks. If considered appropriate for an investment, the Sponsor (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. Blackstone, the Sponsor (or its delegate), the BXPE Fund Program, Portfolio Entities of the BXPE Fund Program, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of the BXPE Fund Program and its investments. The investments underlying the BXPE Fund Program do not take into account the EU criteria for environmentally sustainable economic activities.
Indemnification.
BXPE will be required to indemnify the Sponsor, its affiliates, and each of their respective members, officers, directors, employees, agents, partners, and certain other persons who serve at the request of the Sponsor on behalf of BXPE for liabilities incurred in connection with the affairs of BXPE. Members of the Boards of Directors will also be entitled to the benefit of certain indemnification and exculpation provisions as set forth in the BXPE U.S. Partnership Agreement and Feeder Partnership Agreement, respectively. Such liabilities may be material and have an adverse effect on the returns of the unitholders. For example, in their capacity as directors of Portfolio Entities, the partners, managers or affiliates of the Sponsor may be subject to derivative or other similar claims brought by security holders of such entities. The indemnification obligation of BXPE would be payable from the assets of BXPE. Because the Sponsor may cause BXPE to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification), there may be periods in which BXPE advances expenses to an individual or entity not aligned with or adverse to BXPE. Moreover, in its capacity as Sponsor of BXPE, the Sponsor will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of claims arising out of alleged conduct that would disqualify any such person from indemnification and exculpation if the Sponsor (and/or its legal counsel) determined that such disqualifying conduct occurred.
Item 1B. Unresolved Staff Comments
Not applicable.
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
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone internally examines its cybersecurity program on an annual basis and conducts a third-party review every two to three years to evaluate its effectiveness, in part by considering industry standards and established frameworks, such as those established by the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in annual cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.
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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine

suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
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
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “— Item 1A. Risk Factors — Cyber Security and Operational Risk” in this report
.
Cybersecurity Governance
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

Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Blackstone’s CTO has over 24 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to portfolio companies on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis, as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
The Boards of Directors and the Audit Committees are responsible for understanding the primary risks to our business. The Audit Committees are responsible for reviewing BXPE’s and the Sponsor’s IT security controls with management and evaluating the adequacy of BXPE’s and the Sponsor’s IT security program, compliance and controls with management.
Blackstone’s CSO will report to the
Boards of
Directors
and/or Audit Committees
periodically on cybersecurity matters, including risks facing
BXPE
 and the Sponsor and, as applicable, certain incidents. In addition to such periodic reports, the
 Boards of Directors and/or Audit Committees will receive periodic reports and/or updates from management on the primary cybersecurity risks facing BXPE and the Sponsor and the measures we and the Sponsor are taking to mitigate such risks. In addition to such reports, the Boards of Directors and/or Audit Committees will receive updates from management regarding changes to BXPE’s and the Sponsor’s cybersecurity risk profile or certain newly identified risks.
Item 2. Properties
The Registrants do not own any real estate or other physical properties materially important to their operation. The Registrants’ corporate headquarters are located at 345 Park Avenue, New York, New York, 10154, and are provided by the Sponsor. The Registrants believe that their office facilities are suitable and adequate for their business as it is contemplated to be conducted.
Item 3. Legal Proceedings
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
Our Units are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder. Our Units are not listed or traded on any recognized securities exchange.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (a) except as permitted under the BXPE U.S. Partnership Agreement or the Feeder’s Partnership Agreement, as applicable and (b) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their redemption or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of February 28, 2026, we had the below number of holders of each outstanding class, or series of a class, of Units. This number does not include unitholders for whom Units are held in “nominee” or “street name” accounts through broker-dealers, banks or other intermediaries.

Units	Number of Holders
Blackstone Private Equity Strategies Fund L.P.
Class I Units (a)
Series I	7,419
Series II	—
Series III	—
Class S Units	12,921
Class D Units	42
Class N Units	1
Blackstone Private Equity Strategies Fund (TE) L.P.
Class I Units (a)
Series I	4,766
Series II	—
Series III	—
Class S Units	10,647
Class D Units	27

(a)
As of January 1, 2026, each of BXPE U.S. and the Feeder redesignated existing Class I Units to
Class I-Series
I Units and designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units.

Distributions
While BXPE does not currently intend to declare distributions, it may determine to do so in the future at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, BXPE’s distribution rates and payment frequency may vary from time to time.
Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on BXPE U.S.’s Units and the Feeder’s Units may differ because of different class-
or series-specific fees and expenses that are deducted from the gross distributions for each class, or series of a class. In the event that BXPE makes a distribution, we have adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution (if any), each unitholder that has not “opted out” of the distribution reinvestment plan will have its distributions automatically reinvested in additional Units rather than receive cash distributions. See “Part I. Item 1. Business — Distribution Reinvestment Plan.”
Calculation of Net Asset Value
The NAV for each class, or series of a class, is calculated monthly by the Sponsor. The NAV is based on the month-end
values of Investments, the addition of the value of any other assets (such as cash on hand, without duplication) (together, “Total Assets”), and the deduction of any liabilities, including the allocation/accrual of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain classes, or series of classes, such as applicable servicing fees, minus any expenses specially allocated to the Feeder by the General Partner and minus any tax expenses of the Feeder (including tax expenses of any Intermediate Entity), in all cases as determined in accordance with the Valuation Policy. From time to time, the Sponsor may adopt non-material
changes to the Valuation Policy in its sole discretion and material changes with the consent of the BXPE U.S. Board and therefore deemed approved by the Feeder Board.
The monthly NAV per Unit for each class, or series of a class, will generally be available around the 20th Business Day of the following month (e.g., the NAV for October 31st will generally be available around November 30th). Each class, or series of a class, of Units may have a different NAV per Unit because of different Management Fees, servicing fees and Performance Participation Allocation.
Notwithstanding anything herein to the contrary, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing BXPE’s assets and liabilities and calculating its NAV. The Sponsor, subject to any necessary approvals from BXPE U.S.’s Independent Directors (and therefore deemed approved by the Feeder’s Independent Directors), may, but is not obligated to, suspend the determination of NAV and/or BXPE’s offering and/or redemptions, including where (a) the circumstances so require and (b) the suspension is reasonably deemed to be in the best interests of unitholders. Any such suspension shall be notified to the concerned unitholders. No Units will be issued or redeemed during such suspension period.
The Sponsor may suspend and/or materially amend the Unit Redemption Plan with the approval of BXPE U.S.’s Independent Directors and therefore deemed approved by the Feeder’s Independent Directors.
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
Investments or Instruments that Are Not Publicly Traded
BXPE’s Direct Investments will generally initially be valued based on the transaction price; however, to the extent the Sponsor does not believe a Direct Investment’s transaction price reflects the current market value, the Sponsor may adjust such valuation. When the Sponsor determines the fair value of BXPE’s Direct Investments, the Sponsor updates prior month-end
Direct Investments’ valuations by considering the latest available financial data, any cash flow activities during the month related to the investments, and changes in relevant market data, as applicable. The month-end
process is not expected to take into consideration all factors that are included in the quarterly process (as described below). On a quarterly basis, the Sponsor will also value BXPE’s Direct Investments utilizing the more detailed valuation procedures as described below. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of BXPE’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that BXPE’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of BXPE’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. As a result, it is expected that each Direct Investment will be subject to multiple reviews by independent valuation advisors, including positive assurance at least quarterly and a range of values at least annually. Any material modifications to the fair valuation of an Investment that the Sponsor has determined to value outside of the applicable range provided by the independent valuation advisor will require approval by the Independent Directors.
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
Investments in Investee Funds
Investments in Investee Funds, which could be characterized as, and made in, the form of Primary Commitments and Secondary Investments, are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. If the latest NAV of an investment fund is not available at the time BXPE is calculating its NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported.
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
basis.

Readily available market quotations
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of BXPE’s Debt and Other Securities. When reliable market quotations for Debt and Other Securities are available from multiple sources, the Sponsor will use commercially reasonable efforts to use two or more quotations and will value such Investments based on the average of the quotations obtained. However, to the extent that one or more of the quotations received is determined in good faith by the Sponsor to not be reliable, the Sponsor may disregard such quotation if the average of the remaining quotations is determined in good faith to be reliable by the Sponsor. Securities that are traded publicly on an exchange or other public market (stocks, exchange-traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
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
Liabilities
With respect to each class, or series of a class, the Sponsor will include the fair value of such class, or series of a class’s pro-rata
portion of BXPE’s liabilities as part of the class, or series of a class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Investment Manager, any accrued Performance Participation Allocation, accounts payable, accrued operating expenses, fund level borrowings and other liabilities. All of BXPE’s borrowings will be held at amortized cost. Deferred financing costs on credit facilities are included in

Deferred Assets on the Aggregator’s Consolidated Statements of Assets and Liabilities and amortized over the original term of the facility. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability and generally consistent with how such liabilities are recognized for financial reporting purposes, except as outlined below.
The Investment Manager advanced all of BXPE’s Organizational and Offering Expenses (as defined below) on BXPE’s behalf (other than subscription fees and servicing fees) through the first anniversary of the date on which BXPE first accepted third-party subscriptions and commenced investment operations (the “Initial Closing Date” and such first anniversary, the “Effective Date”). Organizational and Offering Expenses includes legal, accounting, and other expenses attributable to BXPE’s organization (including all similar organizational and offering expenses of feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such entities or their investors), but excludes upfront selling commissions, placement fees, subscription fees or similar fees and servicing fees) (“Organizational and Offering Expenses”). BXPE reimbursed the Investment Manager for such advanced expenses following the Effective Date. For purposes of calculating BXPE’s NAV for purchases or redemptions of Units (but not for financial reporting purposes), (a) the Organizational and Offering Expenses paid by the Investment Manager through the Effective Date and reimbursed by BXPE will be recognized as a reduction to NAV ratably over 60 months following the Effective Date, and (b) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to Transactional NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment).
The Investment Manager advanced, in its discretion, all of the Fund Expenses to be borne by BXPE and the appropriately apportioned expenses relating to Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities, in each case as determined pursuant to the terms of the BXPE U.S. Partnership Agreement and the Investment Management Agreement (collectively, “Initial Fund Expenses Support”) through the Effective Date.
For purposes of calculating a monthly NAV for purchases or redemptions of Units (but not for financial reporting purposes under GAAP), the servicing fee for each applicable class of Units is calculated by multiplying the accrued monthly servicing fee rate (1/12th of the total annual servicing fee rate for each applicable class of Units) by the aggregate NAV of such class of Units for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, Management Fee and Administration Fee expense and Performance Participation Allocation accrual.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.

Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended December 31, 2025:

			Total Number of Units	Maximum Number of
	Total Number	Average	Redeemed as Part of	Units that May Yet Be
	of Units	Price Paid	Publicly Announced	Redeemed Under the
	Redeemed	per Unit	Plans or Programs	Plans or Programs
Redemption Period (a)	(All Classes)	(All Classes) (b)	(All Classes)	(All Classes) (c)
BXPE U.S.
October 1, 2025 -
October 31, 2025	193,625	$32.80	193,625	—
Feeder
October 1, 2025 -
October 31, 2025	51,803	$32.16	51,803	—

(a)	Redemptions were effective as of December 31, 2025
(b)	Average Price Paid per Unit reflects the 5% Early Redemption Deduction, as applicable.
(c)	All redemption requests were satisfied in full.
For additional information on the Unit Redemption Plan, including a breakdown by class, or series of a class, see Note 4. “Net Assets – Unit Redemption Plan” in the “Notes to the Consolidated Financial Statements” of the Feeder and in Note 5. “Net Assets – Unit Redemption Plan” in the “Notes to Financial Statements” of BXPE U.S. in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.

Item 6.	(Reserved)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes of Blackstone Private Equity Strategies Fund (TE) L.P., the financial statements and the related notes of Blackstone Private Equity Strategies Fund L.P. and the consolidated financial statements and the related notes of BXPE US Aggregator (CYM) L.P., all included within this report.
In this report, we refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.” and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (collectively, the “Registrants”). The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refers to BXPE U.S., the Feeder, BXPE US Aggregator (CYM) L.P., together with its consolidated subsidiaries, (the “Aggregator”) and any Parallel Funds (as defined in Part II. Item 8. Financial Statements and Supplementary Data), as the context requires. BXPE and Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”) are together referred to as the “BXPE Fund Program.”
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated
affiliate of BXPE U.S. As such, in this discussion and analysis, we believe it is important to present information for the Feeder, BXPE U.S. and the Aggregator. The financial statements of each entity are presented in “Item 8. Financial Statements and Supplementary Data” of this document and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”
Overview
On January 2, 2024, Blackstone launched the BXPE Fund Program, Blackstone’s perpetual private equity solution for eligible investors, to provide investors greater access to Blackstone’s private equity platform. Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. We seek to meet our investment objectives by investing primarily in Private Equity Investments to deliver an attractive portfolio of alternative investments diversified across strategies, sectors and geographies.
BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. Investors in BXPE gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Hybrid Capital, Growth and Life Sciences. As of December 31, 2025, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.
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

Recent Developments
As of December 31, 2025, the BXPE Fund Program’s portfolio consists of 130+ Private Equity Investments, including both closed and future signed commitments, with an aggregate value of $21.1 billion. We currently have a significant majority of our portfolio invested behind Blackstone’s high-conviction themes, including artificial intelligence (“AI”) and data generation, power and energy demand, innovation in healthcare and life sciences, digitization, experiences and franchisors.
Subsequent to December 31, 2025, the BXPE Fund Program committed $2.1 billion to a Corporate Private Equity investment within the business services sector. The BXPE Fund Program expects to fund less than the full commitment upon the closing of the transaction as a result of investment-level financing.
Throughout 2025, BXPE’s portfolio companies overall exhibited solid revenue growth and resilient margins, supported by constructive economic conditions, moderating interest rates, and gradual improvement in capital markets activity. These conditions contributed to increased transaction activity, particularly in the latter part of the year, and a continuation of favorable capital markets conditions may support further transaction activity, including realizations.
At the same time, the potential for artificial intelligence driven disruption has weighed on equity valuations in certain sectors, including software. The ultimate impact of such disruption is expected to vary by business and sector. Many of BXPE’s portfolio companies exhibit characteristics, including scale, depth of resources, and high customer switching costs, that we believe position them to be less susceptible to, or even to benefit from, such disruption.
Performance Summary
Since inception in January 2024, we have delivered positive performance across all classes as follows:

	December 31, 2025
	Year To Date	Inception To Date
Unit	Total Return	Total Return (b)
Blackstone Private Equity Strategies Fund L.P.
Class I (a)	20.0%	16.9%
Class S	19.0%	15.9%
Class D	19.7%	16.6%
Class N (c)	8.1%	(c)
Blackstone Private Equity Strategies Fund (TE) L.P.
Class I (a)	19.5%	16.4%
Class S	18.5%	15.4%
Class D	19.2%	19.1%

(a)
As of January 1, 2026, BXPE U.S. and the Feeder redesignated existing Class I Units to
Class I-Series
I Units and designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units.

(b)
Inception to date is an annualized return from when each class, or series of a class, of Unit was first sold. Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each class, or series of a class, of Unit and not of an individual investor. BXPE believes total return is a useful measure of overall investment performance of our Units.

(c)
BXPE U.S. Class N Units were first sold on July 1, 2025. As a result, the year-to-date
total return reflects performance from the date of first sale though the end of the reporting period.
Inception-to-date
total return not presented because the reporting data is less than one year from when BXPE U.S. Class N Units were first sold.

Investment Portfolio
The following table represents BXPE’s Top Private Equity Investments as of December 31, 2025, based on fair value:

Investments	Description
7Brew	Drive-thru beverage business
Adevinta	Online classifieds company
AIR	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
CoreWeave	AI infrastructure
Jersey Mike‘s	Fast-casual submarine sandwich franchisor
L‘Occitane	Multi-brand beauty and skincare

•	Investments listed in alphabetical order.
•
“Top Private Equity Investments” means (a) each investment that comprises the top 25% of the Aggregator’s GAAP Net Asset Value and (b) any individual investment that represents more than 5% of the Aggregator’s GAAP Net Asset Value.

The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our Private Equity Investments as of December 31, 2025:

•	% of fair value may not add due to rounding.
•
% of fair value represents the Aggregator’s sum of Investments at Fair Value and in Affiliated Investee Funds (exclusive of liquid debt investments, and interests in collateralized loan obligations (“CLOs”)), with additional exclusions specified below.

•
“Regional Breakdown” excludes investments in certain Investments in Affiliated Investee Funds that have underlying investments with diverse region classifications. Region is generally based on where each investment is headquartered.

•
“Sector Breakdown” excludes investments in certain Investments in Affiliated Investee Funds that have underlying investments with diverse sector classifications. All determinations are made by BXPE in its sole discretion.

•
“Thematic Breakdown” themes are designed to classify certain investments into BXPE’s high-conviction themes. All determinations are made by BXPE in its sole discretion. Investments classified as Other are generally not aligned to a core theme.

Key Components of Our Results of Operations and Financial Metrics
From inception through January 2, 2024, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and the results of operations for the years ended December 31, 2025 and 2024 are discussed below.
For a discussion of the Feeder’s results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Item 2. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Feeder’s Registration Statement on Form 10 filed on April 29, 2025.
For a discussion of BXPE U.S.’s results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of BXPE U.S.’s Current Report on Form
10-K
filed on March 14, 2025.
The Feeder’s Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.
The Feeder generates income primarily from its investment in BXPE U.S. and has the same investment objectives as BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors, to participate in BXPE U.S. in a more
tax-efficient
manner. The Feeder had an interest of 32.3% in BXPE U.S. as of December 31, 2025, an increase of 1.9%, compared to 30.4% as of December 31, 2024, primarily driven by relative capital activity between the Feeder and other investors in BXPE U.S.
For the year ended December 31, 2025, BXPE U.S. generated a Net Increase in Net Assets Resulting from Operations of $1.3 billion, an increase of $838.7 million, compared to $411.9 million for the year ended December 31, 2024. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. of $381.2 million for the year ended December 31, 2025, an increase of $259.8 million, compared to $121.4 million for the year ended December 31, 2024. There were no net realized gains or losses from the investment in BXPE U.S. for the years ended December 31, 2025 and 2024. Key drivers of the results of operations of BXPE U.S. are discussed below.
BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXPE U.S. generates income primarily from its investment in the Aggregator and has the same investment objective as the Aggregator. BXPE U.S. had an interest of 82.0% in the Aggregator as of December 31, 2025, an increase of 5.6%, compared to 76.4% as of December 31, 2024, primarily due to relative subscriptions between BXPE U.S. and the Parallel Fund.
For the year ended December 31, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $1.6 billion, an increase of $1.0 billion, compared to $550.9 million for the year ended December 31, 2024. This resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $1.3 billion for the year ended December 31, 2025, an increase of $838.5 million, compared to $414.4 million for the year ended December 31, 2024. There were no net realized gains or losses from the investment in the Aggregator for the years ended December 31, 2025 and 2024. Key drivers of the results of operations of the Aggregator are discussed below.

Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income, gains and losses primarily from investments in Private Equity Investments and in Debt and Other Securities. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net realized and unrealized gains and losses can also arise due to the translation of assets and liabilities denominated in foreign currencies.
The Aggregator generates income in the form of dividends and interest on its Private Equity Investments. To a lesser extent, the Aggregator’s liquid debt investments generate interest income.
For the year ended December 31, 2025, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $1.0 billion was attributable to an increase of $1.3 billion in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $310.0 million in Net Investment Income (Loss).
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the year ended December 31, 2025, the Aggregator had $1.9 billion of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $1.3 billion, compared to $559.3 million for the year ended December 31, 2024. The primary drivers contributing to the increase for the year ended December 31, 2025 are:

•
$1.6 billion of Net Change in Unrealized Gain (Loss) on Investments, an increase of $1.0 billion, compared to $563.4 million for the year ended December 31, 2024, primarily due to additional purchases of Private Equity Investments and unrealized appreciation on Corporate Private Equity and Growth investments.

•
$202.9 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, an increase of $253.4 million, compared to $(50.5) million for the year ended December 31, 2024, primarily due to purchases of new foreign-denominated investments and the fluctuation of foreign exchange rates.

•
$106.2 million of Net Realized Gain (Loss) on Investments and Derivative Instruments, an increase of $107.0 million, compared to $(0.8) million for the year ended December 31, 2024, primarily attributable to higher realized gains in Hybrid Capital and Corporate Private Equity investments, partially offset by realized losses on derivative instruments in the year ended December 31, 2025, compared to the year ended December 31, 2024.

•
$(45.4) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, a decrease of $92.6 million, compared to $47.2 million, for the year ended December 31, 2024, primarily due to the fluctuation of foreign exchange rates during the year ended December 31, 2025.

Net Investment Income (Loss)
For the year ended December 31, 2025, the Aggregator’s Net Investment Income (Loss) was $(318.3) million, a decrease of $310.0 million, compared to $(8.3) million for the year ended December 31, 2024. The decrease in Net Investment Income (Loss) was attributable to increases of $272.0 million in Net Expenses and $135.4 million in Provision (Benefit) for Taxes, partially offset by an increase of $97.4 million in Total Income.

Aggregator Income
For the year ended December 31, 2025, the Aggregator generated $265.6 million in Total Income, an increase of $97.4 million, compared to $168.2 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $84.5 million in Dividend Income, principally due to an increase in dividend income from Hybrid Capital and Corporate Private Equity investments.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Manager. The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE U.S.’s Investment Management Agreement (as defined in Part I. Item 1. Business), (b) Performance Participation Allocation (as defined in Part I. Item 1. Business) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity and (d) all other expenses of BXPE’s operations, administrations and transactions, excluding expenses specific to BXPE U.S. and the Feeder (described below).
For the year ended December 31, 2025, the Aggregator incurred $420.0 million in gross Total Expenses, an increase of $255.1 million, compared to $164.9 million for the year ended December 31, 2024. The increase was primarily composed of increases in gross Management Fees and Performance Participation Allocation. For the year ended December 31, 2025, the Aggregator had $118.2 million of gross Management Fees, an increase of $68.0 million, compared to $50.2 million for the year ended December 31, 2024, primarily due to an increase in Transactional Net Asset Value. For the year ended December 31, 2025, the Aggregator had $245.1 million of Performance Participation Allocation, an increase of $161.5 million, compared to $83.6 million for the year ended December 31, 2024, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments.
Provision (Benefit) for Taxes
For the year ended December 31, 2025, the Aggregator incurred $164.2 million in Provision (Benefit) for Taxes, an increase of $135.4 million, compared to $28.8 million for the year ended December 31, 2024. The increase was primarily driven by the increase in net change in outside basis differences in the underlying partnership.
BXPE U.S. Expenses
For the year ended December 31, 2025, BXPE U.S. incurred $2.3 million in Net Expenses, a decrease of $0.2 million, compared to $2.5 million for the year ended December 31, 2024.
Feeder Expenses
For the year ended December 31, 2025, the Feeder incurred $1.4 million in Total Expenses, an increase of $1.0 million, compared to $0.5 million for the year ended December 31, 2024.
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
As of December 31, 2025, debt financing available to the Registrants and the Aggregator consisted of a revolving credit facility, an asset-backed revolving credit facility and the Second A&R Line of Credit (as defined in Note 4. “Line of Credit Agreement” in the “Notes to the Financial Statements” of BXPE U.S. in “Part II. Item 8. Financial Statements and Supplementary Data”). The Registrants and the Aggregator had no outstanding debt as of December 31, 2025 and $129.0 million of aggregate principal amount of debt outstanding as of December 31, 2024. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of December 31, 2025, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXPE U.S.’s Second A&R Line of Credit, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of December 31, 2025, the Aggregator had $293.3 million in Cash and Cash Equivalents which, in combination with $2.4 billion of unused capacity under the Aggregator’s credit facilities, and net proceeds from Units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of December 31, 2025, the Aggregator held $1.2 billion of liquid debt investments, which could provide additional liquidity if necessary. As of December 31, 2025, the BXPE Fund Program had conditional commitments of $3.0 billion to new investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. The Aggregator’s allocation of the conditional commitments will be determined at closing, which is generally expected to occur within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of December 31, 2025, the Aggregator had unfunded commitments of $1.2 billion to existing investments which are generally due upon demand, of which $691.7 million is committed to other Blackstone funds, which while due upon demand are generally called over an investment period of up to five years. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from net proceeds from Units issued and investment sale realizations. BXPE expects to continue making fund commitments in the future and, at times, reevaluate the commitments to existing vehicles.
As of December 31, 2025, the Aggregator had Total Assets of $12.9 billion, an increase of $6.5 billion, compared to $6.4 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $6.1 billion in Investments at Fair Value. As of December 31, 2025, the Aggregator had Total Liabilities of $564.0 million, an increase of $256.9 million, compared to $307.1 million as of December 31, 2024. The increase in Total Liabilities was primarily driven by increases of $127.0 million in Payables for Investments Purchased, primarily due to the settlement subsequent to year end for certain deals that closed during the period, and $181.8 million of Deferred Tax Liabilities, Net, due to the increase in net change in outside basis differences in the underlying partnership. The increases were partially offset by a decrease of $129.0 million in Credit Facilities, driven by a repayment of outstanding borrowings as of December 31, 2024.
BXPE U.S.
As of December 31, 2025, BXPE U.S. had $2.0 million in Cash and Cash Equivalents and $100.0 million of unused capacity under BXPE U.S.’s Second A&R Line of Credit which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of December 31, 2025, BXPE U.S. had Total Assets of $10.1 billion, an increase of $5.4 billion, compared to $4.7 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $5.4 billion in Investment in the Aggregator at Fair Value. As of December 31, 2025, BXPE U.S. had Total Liabilities of $201.4 million, an increase of $92.4 million, compared to $108.9 million as of December 31, 2024. The increase in Total Liabilities was principally driven by an increase of $82.7 million in Servicing Fees Payable, which was primarily driven by an increase in subscriptions in BXPE U.S. and an increase in Transactional Net Asset Value.
The Feeder
As of December 31, 2025, the Feeder had $0.3 million in Cash and Cash Equivalents which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of December 31, 2025, the Feeder had Total Assets of $3.2 billion, an increase of $1.8 billion, compared to $1.4 billion as of December 31, 2024. The increase in Total Assets was principally due to an increase of $1.8 billion in Investment in BXPE U.S. at Fair Value. As of December 31, 2025, the Feeder had Total Liabilities of $109.0 million, an increase of $54.0 million, compared to $55.1 million as of December 31, 2024. The increase in Total Liabilities was principally driven by an increase of $43.7 million in Servicing Fees Payable which was primarily driven by an increase in subscriptions in the Feeder and an increase in Transactional Net Asset Value.
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

December 31, 2025
(Dollars in Thousands)
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$10,220,658
Cash and Cash Equivalents	1,965
Other Assets	10,199
Accrued Unitholder Servicing Fees (b)	(5,200)
Other Liabilities (c)	(11,597)

BXPE U.S.’s Transactional Net Asset Value	$10,216,025

December 31, 2025
(Dollars in Thousands)
Components of the Feeder’s Transactional Net Asset Value
Investment in BXPE U.S. (d)	$3,242,171
Cash and Cash Equivalents	304
Other Assets	2,606
Accrued Unitholder Servicing Fees (b)	(2,536)
Tax Liabilities	(8,433)
Other Liabilities (c)	(6,143)

Feeder’s Transactional Net Asset Value	$3,227,969

(a)
For BXPE U.S.’s Transactional NAV, Investment in the Aggregator includes Performance Participation Allocation accrual, Management Fee accrual, organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager that are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2025, and unitholder servicing fees, as applicable, that are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

(b)	Accrued unitholder servicing fees only apply to Class S, Class D and Class N Units, as applicable. The fees are recognized as a reduction of Transactional NAV on a monthly basis.
(c)	Includes redemption payables. For purposes of computing Transactional NAV per Unit, such redemption payables are excluded.
(d)
For the Feeder’s Transactional NAV, Investment in BXPE U.S. includes organizational and offering expenses advanced on the Feeder’s behalf by the Investment Manager. Investment in BXPE U.S. is driven by BXPE U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class, or series of a class, of the Registrants was as follows:

	December 31, 2025
	Transactional NAV	Number of
	per Unit	Units
Blackstone Private Equity Strategies Fund L.P.
Class I (a)	$34.16	186,502,697
Class S	$33.58	110,691,630
Class D	$33.99	3,220,614
Class N	$27.02	684,206

		301,099,147

Blackstone Private Equity Strategies Fund (TE) L.P.
Class I (a)	$33.83	40,775,466
Class S	$33.26	55,364,727
Class D	$30.20	225,120

		96,365,313

(a)
As of January 1, 2026, BXPE U.S. and the Feeder redesignated existing Class I Units to
Class I-Series
I Units and designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units.

The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

December 31, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$9,897,485
Adjustments
Organizational and Offering Expenses (a)	5,240
Servicing Fee (b)	184,554
Tax Liabilities (c)	128,746

Transactional Net Asset Value	$10,216,025

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

December 31, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$3,094,649
Adjustments
Organizational and Offering Expenses (a)	1,515
Servicing Fee (b)	91,905
Tax Liabilities (c)	39,900

Transactional Net Asset Value	$3,227,969

(a)
Represents an adjustment to the Investment in the Aggregator or BXPE U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over
60-months
beginning January 1, 2025.

(b)	Represents an adjustment to reflect unitholder servicing fees on Class S, Class D and Class N Units, as applicable, as they are accrued on a monthly basis.
(c)	Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.

The following table presents BXPE’s Transactional Net Asset Value, without duplication.

December 31, 2025
(Dollars in Thousands)
Components of BXPE‘s Transactional Net Asset Value
Feeder‘s Transactional Net Asset Value	$3,227,969
BXPE U.S.‘s Transactional Net Asset Value	10,216,025
Aggregate Parallel Funds‘ Transactional Net Asset Value	2,241,729
Feeder‘s Investment in BXPE U.S. (a)	(3,242,171)

BXPE Transactional Net Asset Value	$12,443,552

(a)	Represents an adjustment to remove the portion of BXPE U.S.’s Transactional NAV attributable to the Feeder’s Investment in BXPE U.S.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
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
Investments in Investee Funds
Investments in Investee Funds are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the Investments in Investee Funds are calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by underlying investment funds to calculate such funds’ NAVs, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investments in Investee Funds’ own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performance of ongoing operational due diligence, review of such funds’ financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the latest NAV of an investment fund is not available at the time the Registrants are calculating their NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported.
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
The results of all valuations of investments are reviewed and approved by the BXPE Fund Program valuation sub-committee,
which consists of key personnel including BXPE’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Portfolio Manager and the Investment Manager’s Chief Compliance Officer. See “Part I. Item 1. Business — Investment Process Overview.” To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s Private Equity Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Private Equity Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Private Equity Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Private Equity Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Private Equity Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
Servicing Fees
The Registrants entered into an amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Registrants pay the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month, (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, and (c) for BXPE U.S., 0.50% per annum of the aggregate NAV for the Class N Units as of the last day of each month, in each case, payable monthly. Neither the Registrants nor their affiliates pay the Dealer Manager a servicing fee in respect of the purchase of any
Class I-Series
I Units,
Class I-Series
II Units or
Class I-Series
III Units. In calculating the servicing fees, each Registrant uses its respective NAV before giving effect to any accruals for the servicing fees, redemptions, if any, for that month and distributions payable on its Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.

BXPE U.S. and the Feeder accrue the cost of the servicing fees for the estimated life of their respective Units as a distribution cost at the time they sell Class S Units, Class D Units and, for BXPE U.S., Class N Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a unitholder and judgments including market expectations. Servicing Fees Payable as of December 31, 2025 for BXPE U.S. and the Feeder are $189.8 million and $94.4 million, respectively.
Principles of Consolidation
BXPE U.S., the Feeder and the Aggregator are investment companies under ASC 946. The Registrants and the Aggregator will not consolidate an investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to them. There is inherent judgment in how to apply ASC Topic 810,
Consolidation
(“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. Moreover, the Aggregator exercises judgement when determining whether it has a controlling financial interest in an investee, including considering factors such as an investee’s purpose and design and whether the General Partner directs activities that most significantly impact an investee’s economic performance.
BXPE U.S. considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of the Aggregator by BXPE U.S. was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that BXPE U.S. does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for BXPE U.S. to control the Aggregator and (c) substantially all of the Aggregator’s activities are not conducted solely on behalf of BXPE U.S.
Additionally, the Feeder considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of BXPE U.S. by the Feeder was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Feeder does not have a controlling financial interest in BXPE U.S.: (a) there is no contractual mechanism for the Feeder to control BXPE U.S. and (b) essentially all of BXPE U.S.’s activities are not conducted on behalf of the Feeder. The Feeder, however, does consolidate the results of its wholly owned investment subsidiary, BXPE Feeder (CYM) L.P., and all intercompany balances and transactions have been eliminated in consolidation.
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
Recent Accounting Developments
Information regarding recent accounting developments and their impact on the Feeder, BXPE U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” of the Feeder, Note 2. “Summary of Significant Accounting Policies” in the “Notes to Financial Statements” of BXPE U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” of the Aggregator in “ – Item 8. Financial Statements and Supplementary Data” in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of December 31, 2025 and 2024, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	December 31, 2025
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value Investments	$(285,480)	$(882,771)	$(1,077,012)

	December 31, 2024
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value Investments	$(122,746)	$(401,818)	$(524,309)

(a)
The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.

Exchange Rate Risk
BXPE holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXPE may manage exposure to investments in portfolio companies in foreign currencies by hedging such risks. As of December 31, 2025, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. Based on the fair value of the equity investments and debt investments as of December 31, 2025 and 2024, we estimate that a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	December 31, 2025
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar Currencies Against the U.S. Dollar	$(35,477)	$(109,703)	$(133,842)

	December 31, 2024
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar Currencies Against the U.S. Dollar	$(15,862)	$(52,172)	$(68,250)

(a)
The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in the rate of exchange of all foreign currencies against the U.S. dollar has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.

Interest Rate Risk
BXPE has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXPE may utilize a wide variety of derivative instruments to manage such risks. BXPE also has entered into credit facilities that, when drawn-upon, are subject to floating interest rates that are exposed to interest rate risks. As of December 31, 2025, BXPE has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates.
BXPE has credit facilities that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows.
As of December 31, 2025 and 2024, we estimate that a one percentage point increase in interest rates would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	December 31, 2025
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$2,754	$8,515	$10,389

	December 31, 2024
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$1,442	$4,742	$6,203

(a)
The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that an increase in interest rates has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.

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

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements	Page

Financial Statements of Blackstone Private Equity Strategies Fund (TE) L.P.	241

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	242

Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	243

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024	244

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2025 and 2024	245

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024	246

Consolidated Schedules of Investments as of December 31, 2025 and 2024	247

Notes to Consolidated Financial Statements	248

Financial Statements of Blackstone Private Equity Strategies Fund L.P.	260

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	261

Statements of Assets and Liabilities as of December 31, 2025 and 2024	262

Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	263

Statements of Changes in Net Assets for the Years Ended December 31, 2025, 2024 and 2023	264

Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	265

Schedules of Investments as of December 31, 2025 and 2024	266

Notes to Financial Statements	267

Financial Statements of BXPE US Aggregator (CYM) L.P.	278

Report of Independent Registered Public Accounting Firm	279

Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	280

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024 and for the Period from June 15, 2023 (Inception) to December 31, 2023	281

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2025 and 2024 and for the Period from June 15, 2023 (Inception) to December 31, 2023	282

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024 and for the Period from June 15, 2023 (Inception) to December 31, 2023	283

Condensed Consolidated Schedules of Investments as of December 31, 2025 and 2024	285

Notes to Consolidated Financial Statements	297

Blackstone Private Equity Strategies Fund (TE) L.P.

Report of Independent Registered Public Accounting Firm
To the Unitholders and the Board of Directors of Blackstone Private Equity Strategies Fund (TE) L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Private Equity Strategies Fund (TE) L.P. and subsidiary (the “Feeder”), including the consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Feeder as of December 31, 2025 and 2024, and the results of its operations, its changes in net assets, and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Feeder’s management. Our responsibility is to express an opinion on the Feeder’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Feeder in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Feeder is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Feeder’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/
DELOITTE
& TOUCHE LLP

New York, New York
March 13, 2026
We have served as the Feeder’s auditor since 2024.

Blackstone Private Equity Strategies Fund (TE) L.P.
Consolidated Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31,	December 31,
	2025	2024
Assets
Investment in BXPE U.S. at Fair Value (Cost $2,698,129 as of December 31, 2025; $1,263,768 as of December 31, 2024)	$3,200,757	$1,385,158
Cash and Cash Equivalents	304	1,130
Redemption Receivable	1,769	172
Other Assets	836	—

Total Assets	$3,203,666	$1,386,460

Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$806	$258
Servicing Fees Payable	94,441	50,776
Due to Affiliates	3,670	1,436
Redemptions Payable	1,667	162
Deferred Tax Liabilities	8,433	2,278
Taxes Payable	—	150

Total Liabilities	109,017	55,060

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I Units, unlimited Units authorized (40,775,466 Units issued and outstanding as of December 31, 2025 and 17,847,128 Units issued and outstanding as of December 31, 2024)	1,362,698	503,628
Limited Partnership Unit — Class S Units, unlimited Units authorized (55,364,727 Units issued and outstanding as of December 31, 2025 and 31,356,066 Units issued and outstanding as of December 31, 2024)	1,725,343	827,177
Limited Partnership Unit — Class D Units, unlimited Units authorized (225,120 Units issued and outstanding as of December 31, 2025 and 24,000 Units issued and outstanding as of December 31, 2024)	6,608	595

Total Net Assets	3,094,649	1,331,400

Total Liabilities and Net Assets	$3,203,666	$1,386,460

See notes to consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Consolidated Statements of Operations
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024
Expenses
Professional Fees	$1,438	$428
Organizational Expenses	—	25

Total Expenses	1,438	453

Net Investment Loss Before Provision for Taxes	(1,438)	(453)
Provision for Taxes	10,128	3,803

Net Investment Loss	(11,566)	(4,256)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	381,238	121,390

Net Increase in Net Assets Resulting from Operations	$369,672	$117,134

See notes to consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Consolidated Statements of Changes in Net Assets
(Dollars in Thousands)

	Class I Units	Class S Units	Class D Units	Total Net Assets
Balance at January 1, 2024	$—	$—	$—	$—
Proceeds from Units Issued	458,672	810,200	600	1,269,472
Net Investment Income (Loss)	(1,538)	(2,719)	1	(4,256)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	43,858	77,525	7	121,390
Servicing Fees	—	(54,957)	(13)	(54,970)
Conversion of Units Between Classes	2,758	(2,758)	—	—
Redemption of Units	(122)	(114)	—	(236)

Balance at December 31, 2024	$503,628	$827,177	$595	$1,331,400

Balance at December 31, 2024	$503,628	$827,177	$595	$1,331,400
Proceeds from Units Issued	700,645	748,504	5,585	1,454,734
Net Investment Loss	(4,577)	(6,973)	(16)	(11,566)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	151,408	229,271	559	381,238
Servicing Fees	—	(53,267)	(115)	(53,382)
Conversion of Units Between Classes	13,099	(13,099)	—	—
Redemption of Units	(1,505)	(6,270)	—	(7,775)

Balance at December 31, 2025	$1,362,698	$1,725,343	$6,608	$3,094,649

See notes to consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$369,672	$117,134
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE U.S.	(381,238)	(121,390)
Investment in BXPE U.S.	(1,442,286)	(1,263,968)
Proceeds from Investment in BXPE U.S.	6,328	66
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	(836)	—
Accounts Payable and Accrued Expenses	548	258
Due to Affiliates	2,183	1,428
Deferred Tax Liabilities	6,155	2,278
Taxes Payable	(150)	150

Net Cash Used in Operating Activities	(1,439,624)	(1,264,044)

Financing Activities
Proceeds from Issuance of Units	1,454,734	1,269,434
Payment for Servicing Fees	(9,717)	(4,194)
Redemption of Units	(5,985)	(63)
Early Redemption Deduction	(234)	(3)

Net Cash Provided by Financing Activities	1,438,798	1,265,174

Cash and Cash Equivalents
Net Increase (Decrease)	(826)	1,130
Beginning of Period	1,130	—

End of Period	$304	$1,130

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$4,926	$1,375

Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$53,382	$54,970

Redemption of Units, Net of Early Redemption Deduction	$1,667	$162

Early Redemption Deduction Payable to BXPE U.S.	$60	$8

See notes to consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Consolidated Schedules of Investments
(Dollars in Thousands, Except Unit Data)

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (94,916,352 Units) (a)	Investee Fund	Various	Various	$3,200,757	103.4%

Total Investments (Cost $2,698,129)				$3,200,757	103.4%

	December 31, 2024
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (48,845,826 Units) (a)	Investee Fund	Various	Various	$1,385,158	104.0%

Total Investments (Cost $1,263,768)				$1,385,158	104.0%

(a)	Refer to Note 3. “Investment in BXPE U.S.” for details on the Feeder’s proportional share of investments through investees.
See notes to consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
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
The Feeder invests all or substantially all of its assets through its investment in Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”). BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder has the same investment objectives as BXPE U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors, to participate in BXPE U.S. in a more
tax-efficient
manner. The financial statements of BXPE U.S. and the consolidated financial statements of the Aggregator are an integral part of the Feeder’s consolidated financial statements, which are included following these consolidated financial statements.
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

Blackstone Private Equity Strategies Fund (TE) L.P.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Feeder have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Feeder is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Feeder reflects its investment on the Consolidated Statements of Assets and Liabilities at its fair value with unrealized gains and losses resulting from changes in fair value reflected in Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. on the Consolidated Statements of Operations. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management believes that estimates made in preparing its consolidated financial statements are reasonable. Such estimates include those used in the valuation of the investment in BXPE U.S., including the valuation of BXPE U.S.’s investment in the Aggregator and the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances, if any), at the Feeder and the Aggregator. Actual results may ultimately differ from those estimates
.
Principles of Consolidation
As provided under ASC 946, the Feeder will not consolidate its investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to the Feeder. Accordingly, the Feeder consolidated the results of its wholly owned investment company subsidiary, BXPE Feeder (CYM) L.P. All intercompany balances and transactions have been eliminated in consolidation.
Valuation of Investments at Fair Value
The performance of the Feeder is directly affected by the performance of BXPE U.S.’s investment in the Aggregator, which is disclosed in the notes to BXPE U.S.’s financial statements. The Feeder has indirect exposure to gains and losses on underlying investments because it invests in BXPE U.S., which, in turn, has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Consolidated Financial Statements” of the Aggregator.

2
4
9

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where
Noted
)

The Feeder measures its investment in BXPE U.S. at fair value using the net asset value of BXPE U.S. The net asset value of BXPE U.S. is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because BXPE U.S.’s net asset value is not published or the basis for current transactions, (b) BXPE U.S. is an investment company and (c) the net asset value of BXPE U.S. is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Feeder’s investment in BXPE U.S. are presented within Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Consolidated Statements of Operations.
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
If the Aggregator generates U.S. source income that is not effectively connected with a U.S. trade or business, BXPE Feeder (CYM) L.P. could be subject to a
30
% federal income tax on its share of all fixed or determinable annual or periodical gains, profits and income unless certain statutory exceptions are met. The tax is expected to be withheld at the source and taxes withheld can be used as a credit against the U.S. income tax liability of BXPE Feeder (CYM) L.P. The Aggregator is expected to hold certain investments which may generate U.S. source interest or dividends subject to this
30
% withholding
tax.
The

government of the Cayman Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon BXPE Feeder (CYM) L.P.

2
5
0

Blackstone Private Equity Strategies Fund (TE) L.P.
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
Uncertain Tax Positions
The Feeder recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not
threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Feeder reevaluates its tax positions each period in which new information becomes available. The Feeder’s policy is to recognize tax-related
interest and penalties, if applicable, as a component of Provision for Taxes on the Consolidated Statements of Operations.
Affiliates
The General Partner, Investment Manager, Dealer Manager (as defined in Note 5. “Related Party Transactions”), BXPE U.S., Parallel Funds, the Aggregator, BXPE Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Feeder.
Segment Reporting
The Feeder operates through a
single
reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of the Feeder’s
Chief Executive Officer
and
Chief Financial Officer
. The CODM assesses the performance of, allocates resources to and makes operating decisions for the Feeder primarily based on the Feeder’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Consolidated Statements of Operations.
3. Investment in BXPE U.S.
The

Feeder recognizes dividend income on the record date of distributions, if any, from BXPE U.S. The Feeder has an interest of
32.3
% and
30.4
% in BXPE U.S. as of December 31, 2025 and December 31, 2024, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed
5
% of the net assets of the Feeder. For a listing of investments that may proportionally exceed
5
% of the Feeder’s net assets, refer to the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
As of December 31, 2025, the Feeder offered three classes of limited partnership Units: Class I, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing servicing
fees, the upfront subscription fee and distribution channels. The term “Transactional NAV” refers to the price at which transactions in the Feeder’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit is equal to the Transactional NAV per

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before the Feeder determined its first Transactional NAV, the initial subscription price for Units was $
25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in the Feeder and not reflected in the Feeder’s Transactional NAV. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable servicing fees. At the end of each month, the Feeder allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. across each class, or series of a class, of Units based on their relative ownership share in the Feeder as of the first calendar day of that month.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to the Feeder’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is the Feeder’s prior month-end
Transactional NAV per Unit.
The following tables present transactions in the Units during the periods:

	Class I Units	Class S Units	Class D Units	Total
Units Outstanding as of January 1, 2024	—	—	—	—
Units Issued	17,748,271	31,463,939	24,000	49,236,210
Conversion of Units Between Classes	103,248	(103,814)	—	(566)
Redemption of Units	(4,391)	(4,059)	—	(8,450)

Units Outstanding as of December 31, 2024	17,847,128	31,356,066	24,000	49,227,194

Units Outstanding as of December 31, 2024	17,847,128	31,356,066	24,000	49,227,194
Units Issued	22,569,880	24,623,012	201,120	47,394,012
Conversion of Units Between Classes	406,650	(412,732)	—	(6,082)
Redemption of Units	(48,192)	(201,619)	—	(249,811)

Units Outstanding as of December 31, 2025	40,775,466	55,364,727	225,120	96,365,313

Unit Redemption Plan
In accordance with the BXPE U.S. Partnership Agreement, BXPE U.S. expects to periodically redeem up to 3% of its units outstanding per quarter
(the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per unit as of the date specified in the Unit Redemption Plan. Any redemption requests of BXPE U.S. units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors.
In accordance with the Feeder Partnership Agreement, unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of units in BXPE U.S. and unitholders of the Feeder will receive a purchase price equal to the Feeder’s Transactional NAV per Unit as of the date specified in the Unit Redemption Plan.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer units than have been requested to be redeemed in any particular calendar quarter, units submitted for redemption during such quarter will be redeemed on a pro-rata basis
after BXPE U.S. has redeemed all units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.
The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXPE U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXPE U.S. that would outweigh the benefit of the redemptions.
During the years ended December 31, 2025 and 2024, 249,811 Units and 8,450 Units were redeemed for an aggregate value of $7.8 million and $0.2 million, respectively.
5. Related Party Transactions
Partnership Agreement
The Feeder has entered into an amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “Feeder Partnership Agreement”), with the General Partner. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by BXPE U.S., but such expenses will not be duplicated at the Feeder level. For the years ended December 31, 2025 and 2024, the Feeder was allocated $60.3 million and $18.5 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. Refer to BXPE U.S.’s financial statements for more information regarding the Performance Participation Allocation.
Investment Management Agreement
BXPE U.S. has entered into an investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”).
Investors
in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Investment Manager agreed to waive the Management Fee for the first six
months following the Initial Closing Date. Effective July
1
,
2024
, the Aggregator began accruing the Management Fee attributable to the Feeder. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Consolidated Statements of Operations. Refer to BXPE U.S.’s financial statements for more information regarding the Management Fee.
For the years ended December 31, 2025 and 2024, the Feeder was allocated $29.0 million and $11.2 million of the gross Management Fee recognized by the Aggregator, of which $0.1 million and $3.9 million was waived by the Investment Manager for the years ended December 31, 2025 and 2024, respectively.
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
For the years ended December 31, 2025 and 2024, the Feeder was allocated $2.2 million and $0.9 million of the Administration Fee recognized by the Aggregator, respectively. Refer to BXPE U.S.’s financial statements for more information regarding the Administration Fee.
Dealer Manager Agreement
The Feeder and BXPE U.S. entered into a dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages the Feeder’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Feeder’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Feeder’s offering, its investment strategies, material aspects of its operations and subscription procedures.
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
The Feeder accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of December 31, 2025 and 2024 were $94.4 million and $50.8 million, respectively.

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
non-consolidated
entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
6. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from the Feeder’s available liquidity, including proceeds from the issuance of Units by the Feeder.
Contingencies
The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2025.
7. Income Taxes
The Feeder’s Provision for Taxes was $10.1 million and $3.8 million for the years ended December 31,
2025
and 2024, respectively, which resulted in an effective tax rate of 2.7% and 3.1%, respectively. The primary driver giving rise to the difference between the 21.0% federal statutory rate and the effective tax rate was that the Feeder is a partnership and not subject to entity level tax, and only income from the Feeder’s consolidated subsidiary, which is generally considered effectively connected to the U.S., is subject to income tax.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Feeder’s Net Increase in Net Assets Resulting from Operations Before Provision for Taxes consists of the following:

	Year Ended December 31,
	2025	2024
Net Increase in Net Assets Resulting from Operations Before Provision for Taxes
United States	$214,922	$85,405
Foreign	164,878	35,532

	$379,800	$120,937

The Feeder’s Provision for Taxes consists of the
following
:

	Year Ended December 31,
	2025	2024
Current
Federal Income Tax	$4,247	$1,252
State and Local Income Tax	(273)	273

	3,974	1,525

Deferred
Federal Income Tax	6,586	1,846
State and Local Income Tax	(432)	432

	6,154	2,278

Provision for Taxes	$10,128	$3,803

The following table reconciles the Feeder’s effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2025	2024
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%
Pass-through Income Not Subject to Income Tax (a)	-19.9%	-19.7%
State and Local Income Taxes (b)	-0.2%	0.6%
Branch Profit Tax (c)	0.9%	1.2%
Other	0.9%	—

Effective Income Tax Rate	2.7%	3.1%

(a)
Pass-through Income Not Subject to Income Tax generally refers to the Aggregator’s income that is not effectively connected with a U.S. trade or business nor subject to U.S. corporate income tax, which reduces its effective income tax rate.

(b)
State and Local Income Taxes refers to taxes imposed by individual states and local governments on income, property and sales. These taxes vary by jurisdiction and can significantly impact a corporation’s overall effective tax rate.

(c)
Branch Profit Tax refers to tax on a foreign corporation’s U.S. branch earnings and profits for the year that are effectively connected with the conduct of a U.S. trade or business, to the extent they are not reinvested in branch assets.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per
Unit
Data, Except Where Noted)

A summary of the significant components of the Feeder’s deferred tax assets and liabilities is as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Liabilities
Outside Basis Difference in Underlying Partnership	$8,433	$2,278

Total Deferred Tax Liabilities	8,433	2,278

Deferred Tax Liabilities	$8,433	$2,278

The Feeder evaluates the realizability of its deferred tax asset on each balance sheet date and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. The Feeder assesses all available positive and negative evidence, including the amount and character of future taxable income. As of December 31, 2025 and 2024, the Feeder did not have any deferred tax assets and was in a net deferred tax liability position; therefore, no
valuation allowance was recorded.
As of December 31, 2025 and 2024, the Feeder had no aggregate federal or state income tax net operating losses.
Uncertain Tax Positions
As of December 31, 2025 and 2024, the Feeder is not aware of any uncertain tax positions that would require recognition in the Consolidated Financial Statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.

The OBBBA did not change the U.S. federal corporate income tax rate. The Feeder evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to the Feeder’s consolidated financial statements as of and for the year ended December 31, 2025.
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

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31, 2025 (a)
	Class I Units	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.22	$26.38	$24.81
Net Investment Loss	(0.16)	(0.14)	(0.13)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	5.36	5.24	4.78
Net Increase in Net Assets Resulting from Investment Operations	5.20	5.10	4.64
Servicing Fees	—	(0.32)	(0.10)

Net Increase in Net Assets	5.20	4.78	4.54

Net Asset Value, End of Period	$33.42	$31.16	$29.35

Units Outstanding, End of Period	40,775,466	55,364,727	225,120
Total Return Based on Net Asset Value (b)	18.43%	18.13%	18.32%
Ratios to Weighted-Average Net Assets
Total Expenses (c)	0.06%	0.06%	0.07%

Net Investment Loss	-0.51%	-0.53%	-0.48%

	Year Ended December 31, 2024 (a)
	Class I Units	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—
Proceeds from Units Issued	25.00	25.00	25.00
Net Investment Income (Loss)	(0.13)	(0.13)	0.03
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	3.35	3.34	0.28
Net Increase in Net Assets Resulting from Investment Operations	3.22	3.20	0.31
Servicing Fees	—	(1.82)	(0.50)

Net Increase (Decrease) in Net Assets	3.22	1.38	(0.19)

Net Asset Value, End of Period	$28.22	$26.38	$24.81

Units Outstanding, End of Period	17,847,128	31,356,066	24,000
Total Return Based on Net Asset Value (b)	12.87%	5.52%	-0.78%
Ratios to Weighted-Average Net Assets
Total Expenses (c)	0.05%	0.05%	—

Net Investment Income (Loss)	-0.48%	-0.49%	0.11%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Feeder’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for the year ended December 31, 2025 or the initial Net Asset Value per Unit of $25.00 for the year ended December 31, 2024. Total return does not include upfront transaction fees, if any.

Blackstone
Private
Equity Strategies Fund (TE) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	Expense ratio includes Professional Fees. For the year ended December 31, 2024, the expense ratio also includes Organizational Expenses.
9. Subsequent Events
Except as noted below, there have been no events since December 31, 2025 that require recognition or disclosure in the consolidated financial statements.
As of January 1, 2026, the Feeder redesignated its existing Class I Units as
Class I-Series
I Units and designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units.
The redesignation did not result in any adjustments to the consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.

Report of Independent Registered Public Accounting Firm
To the Unitholders and the Board of Directors of Blackstone Private Equity Strategies Fund L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”), including the schedules of investments as of December 31, 2025 and 2024, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of BXPE U.S. as of December 31, 2025 and 2024, and the results of its operations, its changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of BXPE U.S.’s management. Our responsibility is to express an opinion on BXPE U.S.’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BXPE U.S. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE
 & TOUCHE LLP
New York, New York
March 13, 2026
We have served as BXPE U.S.’s auditor since 2022.

Blackstone Private Equity Strategies Fund L.P.
Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31,	December 31,
	2025	2024
Assets
Investment in the Aggregator at Fair Value (Cost $8,419,665 as of December 31, 2025; $4,247,996 as of December 31, 2024)	$10,086,895	$4,662,353
Cash and Cash Equivalents	1,965	1,616
Redemption Receivable	6,544	563
Due from Affiliates	3,179	8
Other Assets	253	280

Total Assets	$10,098,836	$4,664,820

Liabilities and Net Assets
Due to Affiliates	$3,671	$225
Accounts Payable, Accrued Expenses and Other Liabilities	1,511	1,153
Redemptions Payable	6,415	544
Servicing Fees Payable	189,754	107,005

Total Liabilities	201,351	108,927

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I Units, unlimited Units authorized (186,502,697 Units issued and outstanding as of December 31, 2025; 96,932,930 Units issued and outstanding as of December 31, 2024)	6,288,381	2,748,976
Limited Partnership Unit — Class S Units, unlimited Units authorized (110,691,630 Units issued and outstanding as of December 31, 2025; 65,661,316 Units issued and outstanding as of December 31, 2024)	3,484,838	1,741,432
Limited Partnership Unit — Class D Units, unlimited Units authorized (3,220,614 Units issued and outstanding as of December 31, 2025; 2,346,107 Units issued and outstanding as of December 31, 2024)	106,364	65,235
Limited Partnership Unit — Class N Units, unlimited Units authorized (684,206 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	17,652	—
General Partner Interest	250	250

Total Net Assets	9,897,485	4,555,893

Total Liabilities and Net Assets	$10,098,836	$4,664,820

See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Statements of Operations
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Expenses
Professional Fees	$1,704	$1,793	$—
Directors’ Fees	417	641	—
Warehousing Fees	—	1,166	—
Other	219	63	—

Total Expenses	2,340	3,663	—
Warehousing Fees Waived	—	(1,166)	—

Net Expenses	2,340	2,497	—

Net Investment Income (Loss)	(2,340)	(2,497)	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1,252,872	414,358	—

Net Increase in Net Assets Resulting from Operations	$1,250,532	$411,861	$—

See notes to financial statements.

2
63

Blackstone Private Equity Strategies Fund L.P.
Statements of Changes in Net Assets
(Dollars in Thousands)

	Class I Units	Class S Units	Class D Units	Class N Units	General Partner Interest	Total Net Assets
Balance at December 31, 2022 and December 31, 2023	$100	$—	$—	$—	$—	$100

Balance at December 31, 2023	$100	$—	$—	$—	$—	$100
Proceeds from Units Issued	2,497,512	1,700,295	64,700	—	250 (a)	4,262,757
Net Investment Income (Loss)	(1,420)	(1,033)	(44)	—	—	(2,497)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	237,892	169,854	6,612	—	—	414,358
Servicing Fees	—	(115,179)	(1,211)	—	—	(116,390)
Conversion of Units Between Classes	16,453	(11,629)	(4,824)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(1,561)	(876)	2	—	—	(2,435)

Balance at December 31, 2024	$2,748,976	$1,741,432	$65,235	$—	$250	$4,555,893

Balance at December 31, 2024	$2,748,976	$1,741,432	$65,235	$—	$250	$4,555,893
Proceeds from Units Issued	2,754,567	1,413,328	31,140	17,530	—	4,216,565
Net Investment Income (Loss)	(1,423)	(888)	(28)	(1)	—	(2,340)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	766,996	470,434	14,607	835	—	1,252,872
Servicing Fees	—	(101,671)	(643)	(713)	—	(103,027)
Conversion of Units Between Classes	29,991	(26,033)	(3,958)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(10,726)	(11,764)	11	1	—	(22,478)

Balance at December 31, 2025	$6,288,381	$3,484,838	$106,364	$17,652	$250	$9,897,485

(a)	The General Partner did not receive any Units for its contribution to BXPE U.S.
See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$1,250,532	$411,861	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(1,252,872)	(414,358)	—
Non-Cash Directors’ Fees	335	466	—
Investment in the Aggregator	(4,195,069)	(4,250,558)	—
Proceeds from Investment in the Aggregator	17,419	1,999	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	27	(280)	—
Due from Affiliates	(3,118)	—	—
Due to Affiliates	3,446	225	—
Accounts Payable, Accrued Expenses and Other Liabilities	357	1,153	—

Net Cash Provided by (Used in) Operating Activities	(4,178,943)	(4,249,492)	—

Financing Activities
Proceeds from Issuance of Units	4,216,230	4,262,291	—
Payment for Servicing Fees	(20,278)	(9,385)	—
Early Redemption Deduction Received from the Feeder	234	3	—
Redemption of Units, Net of Early Redemption Deduction	(16,894)	(1,901)	—

Net Cash Provided by Financing Activities	4,179,292	4,251,008	—

Cash and Cash Equivalents
Net Increase	349	1,516	—
Beginning of Period	1,616	100	100

End of Period	$1,965	$1,616	$100

Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$8	$8	$—

Supplemental Disclosure of Non-Cash Financing Activities
Non-Cash Directors’ Fees	$335	$466	$—

Accrued Servicing Fees	$103,027	$116,390	$—

Redemption of Units, Net of Early Redemption Deduction	$6,415	$542	$—

Early Redemption Deduction Receivable from the Feeder	$60	$8	$—

See notes to financial statements.

Blackstone Private Equity Strategies Fund L.P.
Schedules of Investments
(Dollars in Thousands, Except Unit Data)

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (298,902,089 Units) (a)	Investee Fund	Various	Various	$10,086,895	101.9%

Total Investments (Cost $8,419,665)				$10,086,895	101.9%

	December 31, 2024
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (164,267,528 Units) (a)	Investee Fund	Various	Various	$4,662,353	102.3%

Total Investments (Cost $4,247,996)				$4,662,353	102.3%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on BXPE U.S.’s proportional share of investments through investees.
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
tax-exempt
investors and certain
non-U.S.
investors.
BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objectives as BXPE U.S. The consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedules of Investments, are an integral part of BXPE U.S.’s financial statements and are included following these financial statements.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of BXPE U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BXPE U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
(“ASC 946”). Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statements are presented fairly.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Management believes that estimates made in preparing its financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances, if any) at the Aggregator, and servicing fee accruals recognized as payables on certain BXPE U.S. Units by BXPE U.S. Actual results may ultimately differ from those estimates.
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
Valuation of Investments at Fair Value
BXPE U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. Valuations of investments held by the Aggregator are disclosed in the notes
to the Aggregator’s consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXPE U.S., see the Aggregator’s consolidated financial statements included following these financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXPE U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations.
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
Uncertain Tax Positions
BXPE U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits
of the positions. The tax positions that meet the
more-likely-than-not
threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. BXPE U.S. reevaluates its tax positions each period in which new information becomes available. BXPE U.S.’s policy is to recognize tax-related
interest and penalties, if applicable, as a component of the provision for income taxes on the Statements of Operations.

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
Segment Reporting
BXPE U.S. operates through a
single
reportable segment. The chief operating decision make
r
(the “CODM”)
 is a g
roup consisting of the BXPE U.S.’s
Chief Executive Officer
and
Chief Financial Officer
.
The CODM assesses the performance of, allocates resources to and makes operating decisions for BXPE U.S. primarily based on BXPE U.S.’s Net Increase in Net Assets Resulting from Operations.
Reportable segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Statements of Operations.
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income on the record date of distributions, if any, from the Aggregator. BXPE U.S. has an interest of 82.0% and 76.4% in the Aggregator as of December 31, 2025 and 2024, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may
exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S.’s net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
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
”) plus 3.50%. Each advance under the Second A&R Line of Credit is repayable on the earliest of (a) the expiration of the Second A&R Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Second A&R Line of Credit after a repayment event has occurred, the Borrowers are obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per
U
nit or per share levels consistent with the immediately preceding fiscal quarter. The Second A&R Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Second A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Second A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Second A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of December 31, 2025 and December 31, 2024, BXPE U.S. had no borrowings or amounts outstanding under the Second A&R Line of Credit.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
As of December 31, 2025, BXPE U.S. offered four classes of limited partnership Units: Class I, Class S, Class D and Class N. As of December 31, 2024, no Class N Units were outstanding. The key differences among each class, or series of a class, of Units relate to the ongoing servicing fees, the upfront subscription fee and distribution channels. The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or series of a class, as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for Units was $
25.00
 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXPE U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable servicing fees. At the end of each month, BXPE U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each class, or series of a class, of Units based on their relative ownership share in BXPE U.S. as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXPE or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each class, or series of a class, which is BXPE U.S.’s prior month-end
Transactional NAV per Unit.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents transactions in the Units during the periods:

	Class I Units	Class S Units	Class D Units	Class N Units	Total
Units Outstanding as of December 31, 2022 and December 31, 2023	4,000	—	—	—	4,000

Units Outstanding as of December 31, 2023	4,000	—	—	—	4,000
Units Issued	96,366,858	66,141,178	2,523,878	—	165,031,914
Conversion of Units Between Classes	621,521	(446,033)	(177,771)	—	(2,283)
Redemption of Units	(59,449)	(33,829)	—	—	(93,278)

Units Outstanding as of December 31, 2024	96,932,930	65,661,316	2,346,107	—	164,940,353

Units Outstanding as of December 31, 2024	96,932,930	65,661,316	2,346,107	—	164,940,353
Units Issued	88,968,375	46,242,760	1,010,703	684,206	136,906,044
Conversion of Units Between Classes	956,656	(832,210)	(136,196)	—	(11,750)
Redemption of Units	(355,264)	(380,236)	—	—	(735,500)

Units Outstanding as of December 31, 2025	186,502,697	110,691,630	3,220,614	684,206	301,099,147

Unit Redemption Plan
In accordance with the BXPE U.S. Partnership Agreement (as defined in Note 6. “Related Party Transactions”), BXPE U.S. expects to periodically redeem up to 3% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems Units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors.
In accordance with the Feeder Partnership Agreement, unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXPE U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata basis
after BXPE U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXPE U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXPE U.S. that would outweigh the benefit of the redemptions.
During the years ended December 31, 2025 and 2024, 735,500 Units and 93,278 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $22.5 million and $2.4 million, respectively, of which 249,811 Units and 8,450 Units at an aggregate value of $7.8 million and $0.2 million related to redemptions by the Feeder, respectively.
6. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into an amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXPE U.S. Partnership Agreement”), with the General Partner. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the BXPE U.S. Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. For the years ended December 31, 2025 and 2024, BXPE U.S. was allocated $197.5 million and $62.9 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements for more information regarding the Performance Participation Allocation.
The General Partner elected to receive $22.7 million of BXPE’s accrued Performance Participation Allocation outstanding as of December 31, 2025 as equity of intermediate entities of the Aggregator. This equity was subsequently exchanged for 663,599 BXPE U.S. Class I units.
Investment Management Agreement
BXPE U.S. has entered into an investment management agreement with the Investment Manager, (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. Effective July 1, 2024, the Aggregator began accruing the Management Fee attributable to BXPE U.S. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements for more information regarding the Management Fee.

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the years ended December
31
,
2025
and
2024
, BXPE U.S. was allocated $
95.3
 million and $
38.2
 million of the gross Management Fee recognized by the Aggregator, of which $
0.2
 million and $
13.5
 million was waived by the Investment Manager for the years ended December
31
,
2025
and
2024
, respectively.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. For the years ended December 31, 2025 and 2024, BXPE U.S. was allocated $7.3 million and $3.1 million, respectively, of the Administration Fee recognized by the Aggregator. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements for more information regarding the Administration Fee.
Dealer Manager Agreement
BXPE U.S. and the Feeder entered into a dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXPE U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXPE U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
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
BXPE U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S, Class D and Class N Units are sold. Servicing Fees Payable as of December 31, 2025 and 2024 were $189.8 million and $107.0 million, respectively. As of December 31, 2024, no class N Units were outstanding.
Line of Credit
The Borrower entered into the Second A&R Line of Credit with Finco. For additional information, see Note 4. “Line of Credit Agreement.”

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
non-consolidated
entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
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
of
Credit Agreement.”
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2025.
8. Income Taxes
Uncertain Tax Positions
As of December 31, 2025 and 2024, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the financial statements.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The OBBBA did not change the U.S. federal corporate income tax rate. BXPE U.S. evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to BXPE U.S.’s financial statements as of and for the year ended December 31, 2025.
9. Financial Highlights
The following financial highlights are calculated for the unitholders of BXPE U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. As of December 31,
2024
, no Class N Units were outstanding. BXPE U.S.
had
not received subscriptions or commenced investing activities during the year ended December 31, 2023.

	Year Ended December 31, 2025 (a)
	Class I Units	Class S Units	Class D Units	Class N Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.36	$26.52	$27.81	$—

Proceeds from Units Issued	—	—	—	25.00

Net Investment Income (Loss)	(0.01)	(0.01)	(0.01)	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	5.36	5.29	5.31	1.87

Net Increase in Net Assets Resulting from Investment Operations	5.35	5.28	5.30	1.87
Servicing Fees	—	(0.32)	(0.08)	(1.07)

Net Increase in Net Assets	5.36	4.96	5.22	0.80

Net Asset Value, End of Period	$33.72	$31.48	$33.03	$25.80

Units Outstanding, End of Period	186,502,697	110,691,630	3,220,614	684,206
Total Return Based on
Net Asset Value (b)	18.89%	18.71%	18.77%	3.20%
Ratios to Weighted-Average Net Assets
Expenses without Waivers (c)	0.03%	0.03%	0.03%	0.01%

Total Expenses	0.03%	0.03%	0.03%	0.01%

Net Investment Loss	-0.03%	-0.03%	-0.03%	-0.01%

Blackstone Private Equity Strategies Fund L.P.
Notes to Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31, 2024 (a)
	Class I Units	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$25.00	$—	$—

Proceeds from Units Issued	—	25.00	25.00

Net Investment Loss	(0.02)	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	3.38	3.36	3.36

Net Increase in Net Assets Resulting from Investment Operations	3.36	3.34	3.33
Servicing Fees	—	(1.82)	(0.53)

Net Increase in Net Assets	3.36	1.52	2.81

Net Asset Value, End of Period	$28.36	$26.52	$27.81

Units Outstanding, End of Period	96,932,930	65,661,316	2,346,107
Total Return Based on Net Asset Value (d)	13.44%	6.09%	11.22%
Ratios to Weighted-Average Net Assets
Expenses without Waivers (c)	0.12%	0.12%	0.14%
Warehousing Fees Waivers	-0.04%	-0.04%	-0.05%

Total Expenses	0.08%	0.09%	0.09%

Net Investment Loss	-0.08%	-0.09%	-0.09%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for Class I, Class S and Class D; and the initial Net Asset Value per Unit of $25.00 for Class N for December 31, 2025. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Professional Fees, Directors’ Fees, and Other. For the year ended December 31 , 2024 , the expense ratio also included Warehousing Fees.
(d)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $
25.00
for December 31
, 2024
. Total return does not include upfront transaction fees, if any.

10. Subsequent Events
Except as noted below, there have been no events since December 31, 2025 that require recognition or disclosure in the financial statements.
As of January 1, 2026, BXPE U.S. redesignated its existing Class I Units as
Class I-Series
I Units and designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units.
The redesignation did not result in any adjustments to the financial statements.

BXPE US Aggregator (CYM) L.P.

Report of Independent Registered Public Accounting Firm
To the Unitholders and the General Partner of BXPE US Aggregator (CYM) L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of BXPE US Aggregator (CYM) L.P. and subsidiaries (the “Aggregator”), including the condensed consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended, and for the period from June 15, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Aggregator as of December 31, 2025 and 2024, and the results of its operations, its changes in net assets, and its cash flows for each of the two years in the period then ended, and for the period from June 15, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Aggregator’s management. Our responsibility is to express an opinion on the Aggregator’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Aggregator in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 13, 2026
We have served as the Aggregator’s auditor since 2023.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $9,256,345 as of December 31, 2025; $4,913,264 as of December 31, 2024)	$11,435,461	$5,329,357
Investments in Affiliated Investee Funds at Fair Value (Cost $893,757 as of December 31, 2025; $736,141 as of December 31, 2024)	1,041,688	832,952
Cash and Cash Equivalents	293,250	114,690
Derivative Assets at Fair Value (Cost $473 as of December 31, 2025; $- as of December 31, 2024)	5,190	47,182
Due from Affiliates	2,326	—
Interest and Dividend Receivable and Other Assets	47,712	68,349
Deferred Assets	24,767	13,712
Deferred Tax Assets	20,004	—

Total Assets	$12,870,398	$6,406,242

Liabilities and Net Assets
Due to Affiliates	$9,616	$6,261
Credit Facilities	—	129,000
Payable for Investments Purchased	148,186	21,151
Accrued Performance Participation Allocation	123,071	83,602
Management Fee Payable	37,563	18,209
Derivative Liabilities at Fair Value (Cost $- as of December 31, 2025 and December 31, 2024)	2,951	—
Deferred Tax Liabilities	208,873	27,121
Administration Fees Payable	2,968	1,457
Accounts Payable, Accrued Expenses and Other Liabilities	9,681	13,257
Redemptions Payable	21,116	7,037

Total Liabilities	564,025	307,095

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized (364,713,006 Units issued and outstanding as of December 31, 2025; 214,889,732 Units issued and outstanding as of December 31, 2024)	12,306,373	6,099,147
Limited Partnership Unit — Class B Units, unlimited Units authorized (no Units issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—

Total Net Assets	12,306,373	6,099,147

Total Liabilities and Net Assets	$12,870,398	$6,406,242

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Operations
(Dollars in Thousands)

	Year Ended December 31,		June 15, 2023 (Inception) to December 31,
	2025	2024	2023
Income
Interest Income	$105,788	$84,801	$—
Dividend Income	156,741	72,233	—
Other	3,099	11,180	—

Total Income	265,628	168,214	—

Expenses
Management Fees	118,249	50,230	—
Organizational Expenses	3,277	6,594	—
Performance Participation Allocation	245,109	83,603	—
Professional Fees	28,539	15,238	—
Deferred Financing Cost Amortization	8,564	1,065	—
Deferred Offering Costs Amortization	652	2,871	—
Administration Fees	9,090	4,018	—
Interest Expense	5,998	—	—
Other	499	1,272	—

Total Expenses	419,977	164,891	—
Management Fees Waived	(198)	(16,947)	—
Expense Support	—	(187)	—

Net Expenses	419,779	147,757	—

Net Investment Income (Loss) Before Provision for Taxes	(154,151)	20,457	—
Provision for Taxes	164,167	28,783	—

Net Investment Income (Loss)	(318,318)	(8,326)	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments and Derivative Instruments	106,225	(802)	—
Net Change in Unrealized Gain (Loss) on Investments	1,611,247	563,371	—
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(45,415)	47,182	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	202,939	(50,482)	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	1,874,996	559,269	—

Net Increase in Net Assets Resulting from Operations	$1,556,678	$550,943	$—

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Changes in Net Assets
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at June 15, 2023 (Inception) and December 31, 2023	$—	$—	$—

Balance at December 31, 2023	$—	$—	$—
Proceeds from Units Issued	5,560,090	—	5,560,090
Net Investment Income (Loss)	(8,326)	—	(8,326)
Net Realized Loss on Investments and Derivative Instruments	(802)	—	(802)
Net Change in Unrealized Gain (Loss) on Investments	563,371	—	563,371
Net Change in Unrealized Gain (Loss) on Derivative Instruments	47,182	—	47,182
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(50,482)	—	(50,482)
Redemption of Units	(11,886)	—	(11,886)

Balance at December 31, 2024	$6,099,147	$—	$6,099,147

Balance at December 31, 2024	$6,099,147	$—	$6,099,147
Proceeds from Units Issued	4,723,108	—	4,723,108
Net Investment Income (Loss)	(318,318)	—	(318,318)
Net Realized Gain on Investments and Derivative Instruments	106,225	—	106,225
Net Change in Unrealized Gain (Loss) on Investments	1,611,247	—	1,611,247
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(45,415)	—	(45,415)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	202,939	—	202,939
Redemption of Units	(72,560)	—	(72,560)

Balance at December 31, 2025	$12,306,373	$—	$12,306,373

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,		June 15, 2023 (Inception) to December 31,
	2025	2024	2023
Operating Activities
Net Increase in Net Assets Resulting from Operations	$1,556,678	$550,943	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized Loss on Investments and Derivative Instruments	(106,225)	802	—
Net Change in Unrealized (Gain) Loss on Investments	(1,611,247)	(563,371)	—
Net Change in Unrealized (Gain) Loss on Derivative Instruments	45,415	(47,182)	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	(202,939)	50,482	—
Net Amortization of Debt Investments	41	153	—
Deferred Costs Amortization	9,216	3,936	—
Purchases of Investments	(5,505,970)	(7,212,559)	—
Proceeds from Investments	1,084,271	1,558,766	—
Cash Flows Due to Changes in Operating Assets and Liabilities Due from Affiliates
Due from Affiliates	(2,326)	—	—
Interest and Dividend Receivable and Other Assets	47,394	(64,931)	—
Deferred Assets	(20,271)	(17,648)	—
Deferred Tax Assets	(20,004)	—	—
Due to Affiliates	3,355	6,261	—
Accounts Payable, Accrued Expenses and Other Liabilities	(3,576)	13,257	—
Payable for Investments Purchased	127,035	21,151	—
Deferred Tax Liabilities	181,752	27,121	—
Management Fee Payable	19,354	18,209	—
Administration Fees Payable	1,511	1,457	—
Accrued Performance Participation Allocation	39,469	83,602	—

Net Cash Used in Operating Activities	(4,357,067)	(5,569,551)	—

continued...
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Consolidated Statements of Cash Flows—Continued
(Dollars in Thousands)

	Year Ended December 31,		June 15, 2023 (Inception) to December 31,
	2025	2024	2023
Financing Activities
Proceeds from Issuance of Units	$4,723,108	$5,560,090	$—
Proceeds from Credit Facilities	1,428,000	532,000	—
Repayment of Credit Facilities	(1,557,000)	(403,000)	—
Redemption of Units	(58,481)	(4,849)	—

Net Cash Provided by Financing Activities	4,535,627	5,684,241	—

Cash and Cash Equivalents
Net Increase	178,560	114,690	—
Beginning of Period	114,690	—	—

End of Period	$293,250	$114,690	$—

Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$5,701	$1,897	$—

Cash Paid for Interest	$6,240	$1,027	$—

Supplemental Disclosure of Non-Cash Financing Activities
Redemption of Units	$21,116	$7,037	$—

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity Investments (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$679,239	5.5%
Other Investment(s) in Equity	APAC	226,583	1.8%
Other Investment(s) in Equity	EMEA	225,064	1.8%

Total Business Services		1,130,886	9.2%

Consumer
Other Investment(s) in Equity (b)	Americas	1,039,903	8.5%
Other Investment(s) in Equity	EMEA	33,404	0.3%
Other Investment(s) in Equity	APAC	7,929	0.1%

Total Consumer		1,081,236	8.8%

Energy
Other Investment(s) in Equity	Americas	419,466	3.4%
Other Investment(s) in Equity	EMEA	10,712	0.1%
Other Investment(s) in Equity	APAC	491	0.0%

Total Energy		430,669	3.5%

Financial Services
Other Investment(s) in Equity (b)	Americas	903,363	7.3%
Other Investment(s) in Equity	EMEA	121,672	1.0%
Other Investment(s) in Equity	APAC	4,017	0.0%

Total Financial Services		1,029,052	8.4%

Healthcare
Other Investment(s) in Equity (b)	Americas	615,329	5.0%
Other Investment(s) in Equity	APAC	32,811	0.3%

Total Healthcare		648,140	5.3%

Industrials
Air Control Concepts Holdings, L.P. (11,112,526 shares) (c)	Americas	694,533	5.6%
Other Investment(s) in Equity	Americas	427,748	3.5%
Other Investment(s) in Equity	APAC	2,244	0.0%

Total Industrials		1,124,525	9.1%

continued...
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$320,566	2.6%
Other Investment(s) in Equity	Americas	169,192	1.4%

Total Infrastructure		489,758	4.0%

Media & Entertainment
Other Investment(s) in Equity (b)	EMEA	1,055,091	8.6%
Other Investment(s) in Equity	Americas	77,946	0.6%
Other Investment(s) in Equity	APAC	14,486	0.1%

Total Media & Entertainment		1,147,523	9.3%

Software
Other Investment(s) in Equity (b)	Americas	1,202,429	9.8%
Other Investment(s) in Equity	EMEA	264,996	2.2%

Total Software		1,467,425	11.9%

Technology & Services
Other Investment(s) in Equity (b)	Americas	627,031	5.1%
Other Investment(s) in Equity	APAC	143,027	1.2%
Other Investment(s) in Equity	EMEA	25,141	0.2%

Total Technology & Services		795,199	6.5%

Total Equity Investments (Cost: Americas $ 5,410,867 , EMEA $ 1,215,599 , APAC $ 670,646 )		9,344,413	75.9%

Debt Investments
Debt Investments - Private (d)
Consumer
Other Investment(s) in Debt	EMEA	342,064	2.8%

Total Consumer		342,064	2.8%

Energy
Other Investment(s) in Debt	APAC	6,986	0.1%

Total Energy		6,986	0.1%

continued...
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) (d)
Media & Entertainment
Other Investment(s) in Debt	EMEA	$128,875	1.0%

Total Media & Entertainment		128,875	1.0%

Software
Other Investment(s) in Debt	Americas	1,732	0.0%

Total Software		1,732	0.0%

Technology & Services
Other Investment(s) in Debt	Americas	404,928	3.3%

Total Technology & Services		404,928	3.3%

Total Debt Investments - Private (Cost: Americas $364,275, EMEA $384,196, APAC $5,812)		884,585	7.2%

Debt Investments - Liquids (e)
Business Services
Other Investment(s) in Debt	Americas	137,693	1.1%

Total Business Services		137,693	1.1%

Consumer
Other Investment(s) in Debt	Americas	158,682	1.3%
Other Investment(s) in Debt	EMEA	16,591	0.1%

Total Consumer		175,273	1.4%

Financial Services
Other Investment(s) in Debt	Americas	154,610	1.3%
Other Investment(s) in Debt	EMEA	3,933	0.0%

Total Financial Services		158,543	1.3%

Energy
Other Investment(s) in Debt	Americas	66,841	0.5%

Total Energy		66,841	0.5%

continued...
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued) (e)
Healthcare
Other Investment(s) in Debt	Americas	$73,557	0.6%
Other Investment(s) in Debt	EMEA	20,525	0.2%

Total Healthcare		94,082	0.8%

Industrials
Other Investment(s) in Debt	Americas	278,647	2.3%
Other Investment(s) in Debt	EMEA	21,751	0.2%
Other Investment(s) in Debt	APAC	4,087	0.0%

Total Industrials		304,485	2.5%

Infrastructure
Other Investment(s) in Debt	Americas	52,207	0.4%

Total Infrastructure		52,207	0.4%

Media & Entertainment
Other Investment(s) in Debt	Americas	19,736	0.2%
Other Investment(s) in Debt	EMEA	3,014	0.0%

Total Media & Entertainment		22,750	0.2%

Software
Other Investment(s) in Debt	Americas	166,041	1.3%

Total Software		166,041	1.3%

Technology & Services
Other Investment(s) in Debt	Americas	21,512	0.2%
Other Investment(s) in Debt	APAC	7,036	0.1%

Total Technology & Services		28,548	0.2%

Total Debt Investments - Liquids (Cost: Americas $1,128,361, EMEA $65,498, APAC $11,091)		1,206,463	9.8%

Total Debt Investments (Cost: Americas $1,492,636, EMEA $449,694, APAC $16,903)		2,091,048	17.0%

Total Investments (Cost: $9,256,345)		11,435,461	92.9%

continued...
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds
Energy
Other Investment(s) in Affiliated Investee Funds	Americas	$34,713	0.3%

Total Energy		34,713	0.3%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	26,626	0.2%

Total Financial Services		26,626	0.2%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	88,660	0.7%

Total Infrastructure		88,660	0.7%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	214,834	1.7%

Total Secondaries		214,834	1.7%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	123,768	1.0%

Total Software		123,768	1.0%

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Various	233,907	1.9%
Other Investment(s) in Affiliated Investee Funds	Americas	229,912	1.9%

Total Specialty Finance		463,819	3.8%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	88,843	0.7%

Total Technology & Services		88,843	0.7%

Various (f)
Other Investment(s) in Affiliated Investee Funds	Americas	425	0.0%

Total Various		425	0.0%

Total Affiliated Investee Funds (Cost: Americas $622,267, EMEA $19,760, Various $251,730)		1,041,688	8.5%

continued...
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Other Money Market Fund(s)	Americas	$145,513	1.2%

Total Money Market Fund (Cost: Americas $ 145,513 )		145,513	1.2%

Cash
Cash Held at Banks	n/a	147,737	1.2%

Total Cash (Cost: $ 147,737 )		147,737	1.2%

Total Cash and Cash Equivalents (Cost: $ 293,250 )		293,250	2.4%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contract(s)	n/a	5,041	0.0%
Commodity Futures Contract(s)	n/a	149	0.0%

Total Derivative Assets (Cost: $ 473 )		5,190	0.0%

Derivative Liabilities
Foreign Currency Forward Contract(s)	n/a	2,951	0.0%

Total Derivative Liabilities (Cost: $ - )		2,951	0.0%

Total Derivative Instruments (Cost: $ 473 )		2,239	0.0%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $ 10,443,825 )		$12,772,638	103.8%

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024
(Dollars in Thousands, Except Share Data)

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

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments (continued) (a)
Media & Entertainment
Aurelia Aggregator (CYM) L.P. ( 43,118 Shares)	EMEA	$362,512	5.9%
Other Investment(s) in Equity (b)	EMEA	547,991	9.0%
Other Investment(s) in Equity	APAC	14,026	0.2%

Total Media & Entertainment		924,529	15.2%

Software
Other Investment(s) in Equity	EMEA	190,778	3.1%
Other Investment(s) in Equity	Americas	180,242	3.0%

Total Software		371,020	6.1%

Technology & Services
Matrix Holdings III DE L.P. ( 62,342 Shares)	Americas	62,862	1.0%
Other Investment(s) in Equity	Americas	265,028	4.3%
Other Investment(s) in Equity	EMEA	19,240	0.3%

Total Technology & Services		347,130	5.7%

Total Equity Investments (Cost: Americas $ 2,104,993 , EMEA $ 1,281,707 , APAC $ 289,911 )		4,065,893	66.7%

Debt Investments (g)
Business Services
Other Investment(s) in Debt	Americas	82,370	1.4%

Total Business Services		82,370	1.4%

Consumer
Other Investment(s) in Debt	EMEA	280,496	4.6%
Other Investment(s) in Debt	Americas	104,847	1.7%

Total Consumer		385,343	6.3%

Energy
Other Investment(s) in Debt	Americas	37,686	0.6%
Other Investment(s) in Debt	APAC	5,689	0.1%

Total Energy		43,375	0.7%

continued...
See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (g)
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

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024—Continued
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (g)
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

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024—Continued
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
(a)
Equity Investments include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants, (4) royalty streams and (5) other equity-linked securities.

(b)	There were no single investments included in this category that exceeded 5% of net assets of the Aggregator, BXPE U.S., the Feeder or a Parallel Fund.
(c)	A portion of this investment is held through Heat Shared Blocker, LLC which in turn invests into Air Control Concepts Holding, L.P.
(d)	Private debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to direct lending debt investments.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2024—Continued
(Dollars in Thousands, Except Share Data)

(e)
Liquid debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans and (2) interests in collateralized loan obligations. Investments that are generally liquid in nature are intended to be held for short durations and may be used to generate income, facilitate capital deployment or provide a potential source of liquidity.

(f)	Fund investments are diversified and are not categorized to one industry.
(g)
Debt includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.

See notes to consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
BXPE US Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on June 15, 2023. BXPE US Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the exempted limited partnership agreement (as may be further amended and restated from time to time, the “Aggregator Partnership Agreement”).
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. BXPE U.S. and the Feeder are structured as a perpetual-life strategy with monthly, fully funded subscriptions and periodic redemptions. The Feeder invests all or substantially all of its assets in BXPE U.S. In turn, BXPE U.S. invests all or substantially all of its assets in the Aggregator.
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
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder first sold unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which, in turn, began investment operations.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Consolidated Statements of Operations. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly. Certain reclassifications of prior periods’ amounts have been made to conform to the current period presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the fair value of investments and financial instruments at the date of the consolidated financial statements. Management believes that estimates made in preparing its financial statements are reasonable. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries where BXPE has the power to direct activities that most significantly impact such vehicles’ economic performance. All intercompany balances and transactions have been eliminated in consolidation.
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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

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
and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Consolidated Statements of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
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
Income Recognition
The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly
.
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXPE U.S. and the Feeder first accepted third-party investors and commenced investment operations, costs associated with the organization of BXPE were expensed. Costs associated with the offering of BXPE U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXPE U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Consolidated Statements of Operations.
Management Fees Offset and Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 7. “Related Party Transactions”) for the first six months following the Initial Closing Date. The waived Management Fees are reported in Management Fees Waived on the Consolidated Statements of Operations.
As described in the Investment Management Agreement (as defined in Note 7. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata
share of 100% of the net
break-up,
topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXPE through secondary market purchases of existing investments in investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicle formed in connection with any investments made thereby and any vehicles formed in connection with Blackstone’s side-by-side or additional general partner investments relating thereto, including BXPE Lux (“Other Blackstone Accounts”) (excluding secondary investments in Other Blackstone Accounts that were made as part of the portfolio transaction) paid to the Investment Manager or its affiliates in connection with BXPE’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 7. “Related Party Transactions” for more information.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense Support on the Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$147,737	$—	$—	$—	$147,737
Money Market Fund	145,513	—	—	—	145,513

Total Cash and Cash Equivalents	293,250	—	—	—	293,250

Investments
Equity Investments	—	—	9,288,581	55,832	9,344,413
Debt Investments
Private	—	—	884,585	—	884,585
Liquids	—	1,195,614	10,849	—	1,206,463

Total Debt Investments	—	1,195,614	895,434	—	2,091,048

Total Investments	—	1,195,614	10,184,015	55,832	11,435,461

Investments in Affiliated Investee Funds	—	—	—	1,041,688	1,041,688
Derivative Assets	—	5,190	—	—	5,190

	$293,250	$1,200,804	$10,184,015	$1,097,520	$12,775,589

Liabilities
Derivative Liabilities	$—	$2,951	$—	$—	$2,951

	December 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$54,407	$—	$—	$—	$54,407
Money Market Fund	60,283	—	—	—	60,283

Total Cash and Cash Equivalents	114,690	—	—	—	114,690

Investments
Equity Investments	—	2,768	4,028,240	34,885	4,065,893
Debt Investments	—	722,180	541,284	—	1,263,464

Total Investments	—	724,948	4,569,524	34,885	5,329,357
Investments in Affiliated Investee Funds	—	—	248,934	584,018	832,952
Derivative Assets	—	47,182	—	—	47,182

	$114,690	$772,130	$4,818,458	$618,903	$6,324,181

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may
include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of December 31, 2025, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets.
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
31
, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$8,339,888	Discounted Cash Flows	WACC	7.2% - 30.4%	16.4%	Lower
			Exit Multiple	7.6x - 24x	16.5x	Higher
	662,275	Recent Round of Financing	n/a
	286,418	Transaction Pricing	n/a
Debt Investments - Private	884,585	Discounted Cash Flows	WACC	7.9% - 15.3%	11.8%	Lower
Debt Investments - Liquids	10,849	Third-Party Pricing	n/a

Total Investments	10,184,015

	$10,184,015

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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Year Ended December 31,
	2025					2024
		Debt	Debt	Affiliated				Affiliated
	Equity	Investments	Investments	Investee		Equity	Debt	Investee
	Investments	- Private	- Liquid	Funds	Total	Investments	Investments	Funds	Total
Balance, Beginning of Period	$4,028,240	$541,284	$—	$248,934	$4,818,458	$—	$—	$—	$—
Purchases	4,041,080	296,918	10,809	—	4,348,807	3,805,347	558,423	225,775	4,589,545
Sales and Proceeds from Investments	(413,347)	(60,574)	—	—	(473,921)	(162,158)	(40,490)	—	(202,648)
Transfer Into Level III (a)	45,005	—	—	—	45,005	—	—	—	—
Transfer Out of Level III (a)	(64,680)	—	—	(248,934)	(313,614)	—	—	—	—
Change in Gain (Loss) Included in Net Assets	1,652,283	106,957	40	—	1,759,280	385,051	23,351	23,159	431,561

Balance, End of Period	$9,288,581	$884,585	$10,849	$—	$10,184,015	$4,028,240	$541,284	$248,934	$4,818,458

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$1,652,283	$106,957	$40	$—	$1,759,280	$385,051	$23,351	$23,159	$431,561

(a)
For the year ended December 31, 2025, the transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets as well as a Level III investee fund investment transferring into Level III Equity Investments.

NAV as a Practical Expedient
The table below summarize
s
investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of December 31, 2025 and 2024, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	December 31, 2025		December 31, 2024
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$803,755	$1,041,688	$169,000	$584,018
Equity Investments (b)	34,104	55,832	—	34,885

	$837,859	$1,097,520	$169,000	$618,903

(a)
The Affiliated Investee Funds included each primarily invest across certain industries including Energy, Financial Services, Infrastructure, Software, Secondaries, Specialty Finance, Technology & Services
and
Various.

(b)	The Equity Investments included primarily invest in Financial Services and Technology & Services.
Summarized Financial Information of Unconsolidated Significant Investments
In-scope
equity investments related to unconsolidated significant investments include equity investments of the Aggregator that may be considered majority-owned subsidiaries and are not consolidated as defined by
guidance from the SEC. As of and for the years ended December 31, 2025 and 2024, no individual equity investments and no equity investments in the aggregate held by the Aggregator have met the significance conditions.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts in thousands:

	December 31, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts (EUR)	€1,034,760	$4,263	€721,578	$2,951	€506,054	$41,880	€—	$—
Foreign Currency Contracts (GBP)	£—	$—	£—	$—	£61,967	$5,302	£—	$—
Foreign Currency Contracts (JPY)	¥1,290,444	$778	¥—	$—	¥—	$—	¥—	$—
Commodity Futures Contracts	$56	$149	$—	$—	$—	$—	$—	$—

		$5,190		$2,951		$47,182		$—

The table below summarizes the impact to the Consolidated Statements of Operations from derivative instruments:

	Year Ended December 31,		June 15, 2023 (Inception) to December 31,
	2025	2024	2023
Derivative Instruments
Realized Loss
Foreign Currency Contracts	$(39,944)	$(24,245)	$—
Forward Sales Contracts	(1,086)	—	—

Total Realized Gain (Loss)	(41,030)	(24,245)	—
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	(45,091)	47,182	—
Commodity Futures Contracts	(324)	—	—

Total Net Change in Unrealized Gain (Loss )	(45,415)	47,182	—

	$(86,445)	$22,937	$—

As of December 31, 2025, 2024 and 2023, the Aggregator had not designated any derivatives as fair value, cash flow
or net investment hedges for accounting purposes.
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

3
09

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
Under the Bonavista Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the borrower’s discretion, at a rate of the
(a) one-month
term Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.25% per annum or (b) base rate (as defined in the Bonavista Credit Facility) plus a spread of 1.25
%. The Aggregator may voluntarily prepay any loans upon notice to the Bonavista Administrative Agent without a premium or penalty, subject to certain conditions. The Bonavista Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (each as defined below). The “First Unused Amount” incurs no commitment fee for the first nine months the Bonavista Credit Facility is outstanding; thereafter, the commitment fee on the First Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b)
1
%.
The “Second Unused Amount” incurs no commitment fee for the first three-month period the Bonavista Credit Facility is outstanding; on and after the three-month anniversary and prior to the nine-month anniversary, the commitment fee on the Second Unused Amount is equal to (a) the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b)
0.3
%;
thereafter, the commitment fee on the Second Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b)
0.3
%.
As of December 31, 2025, Bonavista had no borrowings or amounts outstanding under the Bonavista Credit Facility. As of December 31, 2024, Bonavista had $129.0 million outstanding under the Bonavista Credit Facility. The borrowing carrying amount outstanding under the Bonavista Credit Facility as of December 31, 2024, approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of December 31, 2024, the effective interest rate on borrowings outstanding was 5.7%.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $
375.0

million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator, among other things, may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%
)
, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). The aggregate commitment has increased periodically over time. As of December 31, 2025, the aggregate commitment was $2.0 billion.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the
(a) one-month
term SOFR plus a spread of 3.50% per annum, (b) daily simple SOFR plus a spread of 3.50% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of 2.50%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.50% to 0.70% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused commitment
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
As of December 31, 2025 and 2024, the Aggregator had no borrowings or amounts outstanding under the Aggregator Credit Agreement.
6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A units and Class B units (each, an “Aggregator Unit” or “Unit”). No Class B Units have been issued by the Aggregator since inception. As of December 31, 2025, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. Class A Units are issued to both the BXPE U.S. limited partner and the Parallel Fund limited partner. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined in Note 7. “Related Party Transactions”) and the deduction of expenses.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents transactions in the Aggregator’s Units during the periods:

	Class A
	Units	Total
Units Outstanding as of June 15, 2023 (Inception) and December 31, 2023	—	—

Units Outstanding as of December 31, 2023	—	—
Units Issued	215,314,300	215,314,300
Redemption of Units	(424,568)	(424,568)

Units Outstanding as of December 31, 2024	214,889,732	214,889,732

Units Outstanding as of December 31, 2024	214,889,732	214,889,732
Units Issued	152,078,585	152,078,585
Redemption of Units	(2,255,311)	(2,255,311)

Units Outstanding as of December 31, 2025	364,713,006	364,713,006

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
For the years ended December 31, 2025 and 2024, 2,255,311 and 424,568 Aggregator Units were redeemed for an aggregate value of $72.6 million and $11.9 million, respectively.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the year ended December 31, 2025
, the Aggregator accrued Performance Participation Allocation of $245.1 million. The General Partner elected to receive $22.7 million of the accrued Performance Participation Allocation as equity of intermediate entities. The equity of intermediate entities was subsequently contributed to BXPE U.S. in exchange for 663,599 BXPE U.S. Class I units, and BXPE U.S. subsequently contributed the equity of intermediate entities to the Aggregator in exchange for 662,900 Units. The remainder of the accrued Performance Participation Allocation was paid in cash from intermediate entities. For the year ended December 31,
2024, the Aggregator accrued Performance Participation Allocation of $83.6 million which was fully paid in cash from intermediate entities to the General Partner subsequent to year end.
Investment Management Agreement
On January 2, 2024,
BXPE U.S. entered into an investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may in the future enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to 1.25%
of the Aggregator’s Transactional NAV per year, payable monthly, before giving effect to any accruals for the Management Fee, servicing fees, Administration Fee (as defined below), Performance Participation Allocation, pending Aggregator unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
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
For the years ended December 31, 2025 and 2024, the Aggregator accrued gross Management Fees of $118.2 million and $50.2 million, respectively. During the year ended December 31, 2025, $0.2 million of the gross Management Fees were waived by the Investment Manager as a result of investments in Other Blackstone Accounts. During the year ended December 31, 2024, $16.9 million of the gross Management Fees were waived as the Investment Manager agreed to waive the Management Fee for six months following the Initial Closing Date. The net Management Fees were paid in cash to the Investment Manager subsequent to year end.

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
From time to time, the Investment Manager may outsource certain administrative duties provided to BXPE with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee such that the Administration Fee should not exceed, in the aggregate,
0.10
% of the Aggregator’s Transactional NAV.
For the years ended December 31, 2025 and 2024, the Aggregator accrued Administration Fees of $9.1 million and $4.0 million, respectively.
Investments in Affiliated Investee Funds
As of December 31, 2025 and 2024, the Aggregator had Investments in Affiliated Investee Funds of $1.0 billion and $833.0 million, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During the year ended December 31, 2024, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXPE’s NAV.
For the year ended December 31, 2024, the Aggregator accrued Expense Support of $0.2 million that was subsequently paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the year ended December 31, 2025.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses and balances owed by the Aggregator to other non-consolidated
entities within BXPE. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
bearing. Due from Affiliates is composed of balances owed to the Aggregator from other non-consolidated
entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Related Party Transactions
BXPE may from time to time enter into transactions with certain affiliates. Such transactions are subject to oversight, and, where required, approval by the independent directors of BXPE U.S. and are conducted in accordance with the terms of the BXPE U.S.’s limited partnership agreement and applicable policies and procedures.
During the years ended December 31, 2025 and 2024, the Aggregator acquired one and three investments for an aggregate purchase price of $71.6 million and $433.7 million, respectively, from Other Blackstone Accounts. The terms of these investments were negotiated by third-party investors, and the Aggregator participated on the same terms as such third-party investors.
During the year ended December 31, 2025, the Aggregator acquired newly issued common and preferred equity interests in one portfolio company controlled by an Other Blackstone Account for an aggregate purchase price of $
78.8 million
. The terms of these investments were negotiated by third-party investors, and the Aggregator participated on the same terms as such third-party investors with proceeds from the equity interest issuances used to repurchase existing equity interests held by an Other Blackstone Account and third-party investors. There were no similar natured transactions during the year ended December 31, 2024.
During the years ended December 31, 2025 and 2024, the Aggregator participated in post-closing syndication transactions to acquire additional equity interests in five and one existing investments, respectively for an aggregate purchase price of $
149.4 million and $3.5
million. The interests were purchased from Other Blackstone Accounts at a purchase price of cost plus a customary fee for the time the investments were held by such affiliate.
As a portion of BXPE’s overall investment strategy, the Aggregator makes investments in a programmatic manner, including through participation in Blackstone’s side-by-side
investment program and capital commitments to Other Blackstone Accounts. As a participant in the side-by-side
investment program, from time to time, the Aggregator, together with other participants, may sell or syndicate a small portion of an investment to Affiliates (as defined under the BXPE U.S. Partnership Agreement). Such syndication transactions are required for all participants in the program and occur within six months of closing at a purchase price of cost, plus a customary fee for the time the investment is held by the Aggregator. During the years ended December 31, 2025 and 2024, the Aggregator syndicated portions of thirteen and eight investments to related parties, resulting in aggregate cash proceeds of $29.9 million and $31.9 million, respectively.
A portion of BXPE’s portfolio consists of seven fund interests in certain commingled Other Blackstone Accounts, including capital commitments to such funds. During the years ended December 31, 2025 and 2024, BXPE funded capital commitments to such funds for an aggregate amount of $
55.0
 million and $
278.6

million, respectively. To date, BXPE has not received cash distributions from such funds.
Additionally, the Investment Manager has delegated the portfolio management of BXPE’s Investments in Debt and Other Securities to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXPE and Other Blackstone Accounts. During the year ended December 31, 2025, the Aggregator participated in six cross transactions with an Other Blackstone Account for an aggregate amount of $
8.0 million; there were no such transactions during the year ended December 31, 2024.
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

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

expenses
on BXPE’s behalf in the amount of $8.3 million, of which $5.6 million related to Organizational Expenses and was expensed as incurred and $2.7 million related to offering costs that are capitalized as a deferred expense and amortized over twelve months. As of December 31, 2025, these accruals were paid off in full and there were no additional expenses that the Investment Manager advanced on BXPE’s behalf.
As of December 31, 2025 and December 31, 2024, the Aggregator had unfunded commitments to existing investments of $1.2 billion and $568.7 million, respectively, of which $691.7 million and $96.7 million, respectively, is committed to other Blackstone funds. As of December 31, 2025 and 2024, the BXPE Fund Program had additional conditional commitments of $3.0 billion and $1.9 billion, respectively, to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing.
Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2025.
9. Income Taxes
The Aggregator’s Provision for Taxes was $164.2 million and $28.8 million for the years ended December 31, 2025 and 2024, respectively, which resulted in an effective tax rate of 9.5% and 5.0%, respectively.
The primary driver of these effective tax rates is that most of the income generated by the Aggregator is not effectively connected with a U.S. trade or business and is not subject to U.S. corporate income tax.
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
The Aggregator’s Net Increase in Net Assets Resulting from Operations Before Provision for Taxes consists of the following:

			June 15, 2023 (Inception) to December 31,

	Year Ended December 31,
	2025	2024	2023
Net Increase in Net Assets Resulting from Operations Before Provision for Taxes
United States	$1,044,905	$425,635	$—
Foreign	675,940	154,091	—

	$1,720,845	$579,726	$—

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator’s Provision for Taxes consists of the following:

			June 15, 2023 (Inception) to December 31,
	Year Ended December 31,
	2025	2024	2023
Current
Federal Income Tax	$2,123	$1,162	$—
State and Local Income Tax	296	500	—

	2,419	1,662	—

Deferred
Federal Income Tax	129,220	23,300	—
State and Local Income Tax	32,528	3,821	—

	161,748	27,121	—

Provision for Taxes	$164,167	$28,783	$—

The following table reconciles the Aggregator’s effective income tax rate to the U.S. federal statutory tax rate:

			June 15, 2023 (Inception) to December 31,
	Year Ended December 31,
	2025	2024	2023
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—
Income Not Subject to Income Tax (a)	-13.0%	-16.7%	—
State and Local Income Taxes (b)	1.5%	0.7%	—

Effective Income Tax Rate	9.5%	5.0%	—

(a)
Income Not Subject to Income Tax generally refers to the Aggregator’s income that is not effectively connected with a U.S. trade or business nor subject to U.S. corporate income tax, which reduces its effective income tax rate.

(b)
State and Local Income Taxes refers to taxes imposed by individual states and local governments on income, property and sales. These taxes vary by jurisdiction and can significantly impact a corporation’s overall effective tax rate.

3
1
7

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the significant components of the Aggregator’s deferred tax assets and liabilities is as follows:

	December 31,
	2025	2024
Deferred Tax Assets
Federal and State Net Operating Losses	$20,004	$3,655
Outside Basis Difference in Underlying Partnership	58	—

Total Deferred Tax Assets Before Valuation Allowance	20,062	3,655
Valuation Allowance	(58)	—

Total Deferred Tax Assets	20,004	3,655

Deferred Tax Liabilities
Outside Basis Difference in Underlying Partnership	208,873	30,776

Total Deferred Tax Liabilities	208,873	30,776

Deferred Tax Liabilities, Net	$188,869	$27,121

The Aggregator evaluates the realizability of its deferred tax asset on each balance sheet date and adjusts the valuation allowance when it is more-likely-than-not
that all or a portion of the deferred tax asset may not be realized. The Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income. Based on its assessment, management has concluded that it is not more-likely-than not that certain deferred tax assets will be realized and therefore, a valuation allowance has been established against those tax assets. The realizable amount and associated valuation allowance could change in future periods based on updated objective evidence.
As of December 31, 2025 and 2024, the Aggregator had aggregate federal or state income tax net operating losses (“NOL”). The Aggregator Corporations had federal NOLs of $81.4 million, of which $81.4 million can be carried forward indefinitely. The Aggregator Corporations had state NOLs of $63.2 million with expirations beginning in
2029. Federal NOLs can be carried forward indefinitely and state NOLs expire based on the jurisdictions in which they were created.
Uncertain Tax Positions
As of December 31, 2025 and 2024, the Aggregator is not aware of any uncertain tax positions that would require recognition in the consolidated financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. The Aggregator evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to the Aggregator’s consolidated financial statements as of and for the year ended December 31, 2025.

31
8

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where
Noted
)

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

	Class A Units (a)
	Year Ended December 31,
	2025	2024
Per Unit Data
Net Asset Value, Beginning of Period	$28.38	$—

Proceeds from Units Issued	—	25.00

Net Investment Income (Loss)	(0.96)	0.18
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	6.32	3.20

Net Increase in Net Assets	5.36	3.38

Net Asset Value, End of Period	$33.74	$28.38

Units Outstanding, End of Period	364,713,006	214,889,732
Total Return Based on Net Asset Value (b)	18.88%	13.53%
Ratios to Weighted-Average Net Assets
Expenses without Waivers (c)	1.91%	2.07%
Expense Support and Management Fees Waivers (c)	—	-0.44%
Accrued Performance Participation Allocation	2.68%	2.12%

Total Expenses	4.58%	3.76%

Net Investment Loss	-3.48%	-0.21%

(a)	Amounts may not add due to rounding.
(b)
For the year ended December 31, 2025, total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Aggregator Unit for the year ended December 31, 2025 or the initial Net Asset Value per Aggregator Unit of $
25.00 for the year ended December 31, 2024. Total return does not include upfront transaction fees, if any.

(c)
For the years ended December 31, 2025 and 2024, the expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees and Other. For the year ended December 31, 2025, the expense ratio also includes Interest Expense and Deferred Financing Cost Amortization.

BXPE US Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through March 13, 2026, which is the date that these consolidated financial statements were available to be issued, and except as noted below, has determined that there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.
As of January 1, 2026, the Aggregator redesignated its existing Class A Units as
Class I-Series
I Units, designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units and discontinued its Class B Units. The changes did not result in any adjustments to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Each Registrant maintains “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, that are designed to ensure that information required to be disclosed by the Registrants, as applicable, in reports that the Registrants, as applicable, file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, the Registrants’ management, as applicable, necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
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
and
15d-15(f)
under the Exchange Act) occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
BXPE U.S.’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of management, including BXPE U.S.’s Chairperson and Chief Financial Officer, we conducted an evaluation of the effectiveness of BXPE U.S.’s internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control – Integrated Framework, BXPE U.S.’s management concluded that BXPE U.S.’s internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This report does not include a report of management’s assessment regarding internal control over financial reporting for the Feeder nor an attestation report of registered public accounting firm for BXPE U.S. or the Feeder, in each case, due to a transition period established by rules of the SEC.

Item 9B.	Other Information
On March 12, 2026, BXPE U.S. entered into a Third Amended and Restated Limited Partnership Agreement (as may be further amended and restated from time to time, the “Third A&R Partnership Agreement”) with the General Partner. The Third A&R Partnership Agreement consolidates prior amendments and reflects non-material
updates. On March 12, 2026, Feeder entered into a Second Amended and Restated Limited Partnership Agreement (as may be further amended and restated from time to time, the “Second A&R Partnership Agreement”) with the General Partner. The Second A&R Partnership Agreement consolidates prior amendments and reflects launched new classes or series of classes of units and definitions of certain terms, among other changes.
The foregoing summary description of the Third A&R Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Third A&R Partnership Agreement, a copy of which is included as Exhibit 3.3 to this report and incorporated herein by reference.
The foregoing summary description of the Second A&R Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Second A&R Partnership Agreement, a copy of which is included as Exhibit 3.4 to this report and incorporated herein by reference.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Overall responsibility for BXPE’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors. The Feeder Board is responsible for overseeing the Feeder’s periodic reports under the Exchange Act and any policies of the General Partner. The BXPE U.S. Board is responsible for overseeing BXPE U.S’s periodic reports under the Exchange Act and certain situations involving conflicts of interest related to the Sponsor in accordance with the provisions of the BXPE U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Unit Redemption Plan, and any material modification to (1) the valuation policy adopted for BXPE, (2) the Unit Redemption Plan and (3) the fair valuation of any Investments that the General Partner has determined to value outside of the applicable range provided by BXPE’s independent valuation advisor. As set forth in the Feeder Partnership Agreement, to the extent an approval by the BXPE U.S. Board is required or sought by BXPE U.S., any such approval, once obtained, will be deemed to also apply to the Feeder as the context requires.
The Boards currently consist of seven members, four of whom are Independent Directors. The General Partner may appoint additional directors to the Boards of Directors from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the relevant Board of Directors, including a majority of the remaining Independent Directors. The General Partner shall have the right to change or replace any Independent Director for cause (as defined in the BXPE U.S. Partnership Agreement) and any director other than an Independent Director with or without cause. The same seven members comprise the BXPE U.S. Board and the Feeder Board, such that any such appointment, removal or replacement of a director on the BXPE U.S. Board shall be matched on the Feeder Board accordingly. Our General Partner elects the executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers
Information regarding the Boards of Directors and executive officers are set forth below as of March 13, 2026:

Name	Age	Position
Christopher J. James	50	Chairperson, Chairperson of the Board
Viral Patel	46	Chief Executive Officer and Director
Thomas M. Morrison	60	President
Matthew J. Bucci	43	Chief Operating Officer
Eric Liaw	45	Chief Investment Officer
Christopher Striano	50	Chief Financial Officer
Kate O’Neil	34	Chief Legal Officer and Secretary
Joan Solotar	61	Director
Raymond J. Beier	69	Independent Director
Grace Vandecruze	62	Independent Director
John D. Hershey	64	Independent Director
Susan Roth Katzke	61	Independent Director
Each director and executive officer hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.

Biographical Information
Directors
The directors have been divided into two
groups—“Non-Independent
Directors” and “Independent Directors.”
As set forth in the Feeder Partnership Agreement and the BXPE U.S. Partnership Agreement, the status of an Independent Director is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Fund Manual or other standards determined by the General Partner.
Non-Independent
Directors
Christopher J. James
has served as the Chairperson of BXPE U.S. since November 2022 and the Feeder since April 2025. Mr. James has served as a member of the BXPE U.S. Board of Directors since May 2022 and the Feeder Board of Directors since April 2025. He is also the Global Head of Blackstone’s Tactical Opportunities group (“Tac Opps”). Mr. James is also a member of the Investment Committees for BXPE and the Tac Opps and Blackstone Growth funds. Prior to launching Tac Opps in 2012, Mr. James had been involved in the execution of Blackstone strategic initiatives and investments across a variety of asset classes including the firm’s initial public offering and the firm’s investments in GSO, Pátria Investimentos and Strategic Partners. He has served on the boards of various Blackstone portfolio companies. He currently serves on the board of trustees of Prep for Prep and Riverdale Country School. Mr. James received a B.S. from Duke University and a J.D. from Harvard Law School. Mr. James is a valuable member of the BXPE U.S. and Feeder Boards of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Tac Opps and Blackstone’s private equity strategies.
Viral Patel
has served as the Chief Executive Officer of BXPE U.S. since April 2024 and the Feeder since April 2025. Mr. Patel has served as a member of the BXPE U.S. Board of Directors and the Feeder Board of Directors since January 2026. Mr. Patel is also a member of the Investment Committees for BXPE and Blackstone Growth. Mr. Patel has been with Blackstone since 2005. He played a leading role in the launch of Blackstone Tactical Opportunities, as well as the incubation and development of several other Blackstone businesses. He previously served as the Global Head of Technology Investing for Blackstone Credit. Before joining Blackstone, Mr. Patel was a member of the Credit Suisse Structured Products business. He has served on the boards of various Blackstone portfolio companies. Mr. Patel graduated magna cum laude from Cornell University with a B.S. in Operations Research and Industrial Engineering. Mr. Patel is a valuable member of the BXPE U.S. and Feeder Boards of Directors because of his extensive private equity and investing experience, his history with Blackstone and his leadership within Blackstone’s private equity strategies.
Joan Solotar
has served as a member of the BXPE U.S. Board of Directors since May 2022 and the Feeder Board of Directors since April 2025. She is also a member of the BXPE Investment Committee. Ms. Solotar is also the Global Head of Blackstone Private Wealth, which brings institutional quality investment products across a broad spectrum of alternative asset classes to high-net-worth
clients and their advisors. She serves on Blackstone’s Management Committee and Operating Committee, as well as on the board of directors of First Eagle Investment Management. Additionally, Ms. Solotar serves as a member of the board of directors of BXINFRA and is a member of the BXINFRA investment committee. Before joining Blackstone in 2007, Ms. Solotar was Head of Equity Research at Bank of America Securities and a highly ranked Institutional Investor All Star financial services analyst at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Solotar is a member of the board of trustees of Mount Sinai Health System, Inc, and of the board of trustees of East Harlem Tutorial Program and East Harlem Scholars Academies. She wrote a Harvard Business Review article entitled, “Truths for our Daughters,” and coauthored, “Truths from My Daughter.” Ms. Solotar received a B.S. in Management Information Systems from the State University of New York at Albany and an M.B.A. in Finance from New York University. Ms. Solotar is a valuable member of the BXPE U.S. and Feeder Boards of Directors due to her extensive experience in capital markets, delivering a broad array of Blackstone funds to individual investors, and her leadership as global head of Blackstone Private Wealth.

Independent Directors
Raymond J. Beier
has served as a member of the BXPE U.S. Board of Directors and the BXPE U.S. Audit Committee Chairperson, each since July 2022, and as a member of the Feeder Board of Directors and the Feeder Audit Committee Chairperson, each since April 2025. Mr. Beier also serves as a director and audit committee chairperson of Blackstone Real Estate Income Trust, Inc. (“BREIT”). Before then, he was a partner in the financial services practice at PricewaterhouseCoopers LLP, having been with the firm from 1993 to 2016. Mr. Beier has extensive experience in financial reporting matters relating to mergers, acquisitions and corporate finance transactions. Mr. Beier served in a variety of roles at PricewaterhouseCoopers LLP, including as a member of the National Office leadership team responsible for its strategic policy and analysis group and as a senior partner in the transaction services group. Mr. Beier also served on various PricewaterhouseCoopers committees, including the Global Private Equity Committee and the Extended Leadership Committee. Mr. Beier also currently serves on the board of trustees of the Student Partner Alliance. Mr. Beier received a B.S. In Accounting, summa cum laude, from the University of Minnesota—Duluth and an M.B.A. from the University of Minnesota—Carlson School of Management. Mr. Beier is a valuable member of the BXPE U.S. and Feeder Boards of Directors because of his extensive experience with accounting and financial reporting matters, especially relating to mergers, acquisitions and corporate finance transactions.
Grace Vandecruze
has served as a member of the BXPE U.S. Board of Directors since November 2022, and the Feeder Board of Directors since April 2025. Ms. Vandecruze also serves as a member of the board of directors and audit committee chairperson of Blackstone Infrastructure Strategies L.P. (“BXINFRA”). Ms. Vandecruze has served as the Managing Director of Grace Global Capital LLC since 2006. She also serves on the board of directors of Resolution US Holdings, and The Doctors Company. Ms. Vandecruze also serves on the Wharton Graduate Executive Board. Ms. Vandecruze has extensive experience in investment banking and financial advisory matters relating to mergers, acquisitions and corporate finance transactions. She began her career as an auditor in public accounting at Ernst & Young and Grant Thornton. She also wrote the book “Homeless to Millionaire – 6 Keys to UPLIFT your Financial Abundance.” Ms. Vandecruze received a B.B.A. in Accounting from Pace University and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Vandecruze is also a Certified Public Accountant and an active member of the American Institute of Certified Public Accountants. Ms. Vandecruze is a valuable member of the BXPE U.S. and Feeder Boards of Directors because of her extensive investment banking and financial experience, especially relating to mergers, acquisitions and corporate finance transactions, and her history advising public and private companies, including private equity-backed companies.
John D. Hershey
has served as a member of the BXPE U.S. Board of Directors since January 2024, the Feeder Board of Directors since April 2025, and the BXPE U.S. Affiliate Transaction Committee Chairperson since April 2025. Mr. Hershey also serves as a member of the board of directors of BXINFRA. From 2008 to 2023, Mr. Hershey worked at the Oregon State Treasury, most recently as Director of Investments, where he helped manage investment portfolios across all asset classes. Prior to that role, Mr. Hershey was the Director of Alternative Investments, with overall responsibility for private equity, real estate, real assets, hedge fund, private credit, and opportunity portfolios. Previously, Mr. Hershey was a managing director at an early stage venture firm and a managing director at Banc of America Securities. Mr. Hershey received a B.A. in Economics from the University of California, Davis and an M.B.A. from the University of Chicago. He served from 2018-2023 as a board member of the Institutional Limited Partners Association (ILPA), and Vice Chair from 2020-2022. He currently is a member of the board of trustees of the Oregon Health & Science University Foundation, a member of the board of directors and certain affiliates of Talcott Financial Group Investments, and a member of the boards of trustees of both Sixth Street Specialty Lending and Sixth Street Lending Partners. Mr. Hershey is a valuable member of the BXPE U.S. and Feeder Boards of Directors because of his extensive experience in investment management and alternative investments, including private equity.

Susan Roth Katzke
has served as a member of the BXPE U.S. Board of Directors since June 2024 and the Feeder Board of Directors since April 2025. Ms. Katzke also serves as a member of the board of directors of BXINFRA. From June 2014 until December 2023, Ms. Katzke served as a managing director of Credit Suisse, where she was responsible for equity research coverage of the U.S. large cap banks and leadership of the bank research team globally. Ms. Katzke received numerous honors for equity research coverage during her 30+ year Wall Street career; she continues to be a frequent presenter and advisor to senior management teams, corporate boards and financial services industry groups. Ms. Katzke also serves on the board of trustees and as vice chair of the finance and audit committees of The Masters School, has served on various non-profit
boards, and has served as a career coach for Harvard Business School M.B.A. candidates. In 2012, Ms. Katzke was appointed by the U.S. Department of the Treasury to serve on the board of directors of Intervest Bancshares Corporation, a role she held until the bank’s sale to Bank of the Ozarks, in 2015. Ms. Katzke received a B.S. in Economics, with honors, from The Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School. Ms. Katzke is a valuable member of the BXPE U.S. and Feeder Boards of Directors because of her extensive experience in the financial services industry, including banking, public equity markets and corporate transactions.
Executive Officers
For information concerning the background of Mr. James and Mr. Patel see
“—Non-Independent
Directors” above.
Thomas M. Morrison
has served as the President of BXPE U.S. since May 2022 and the Feeder since April 2025. He is also a Senior Managing Director at Blackstone. Mr. Morrison joined Blackstone in 2011 to lead the firm’s Equity Capital Markets activities across all investment businesses globally. In 2020, he joined Blackstone Private Wealth to focus on senior relationships with private wealth investment firms and strategic initiatives focused on expanding access with new products, geographies, model portfolios, co-investments
and capital markets. He is an Advisory Council Member for the Chartered Alternative Investment Analyst (CAIA) Association, a Private Equity Advisory Council Member for the Kellogg School of Management, and
Co-Chairman
of the Friends of Harvard Basketball. Mr. Morrison received a B.A. from Harvard College, majoring in Economics. He also received an M.B.A. from the Kellogg Graduate School of Management, with majors in Management, Finance and Marketing. Mr. Morrison also studied at the University of London, University College.
Matthew J. Bucci
has served as the Chief Operating Officer of BXPE U.S. since January 2025 and the Feeder since April 2025. He is also a Senior Managing Director at Blackstone, based in New York. In his role as Chief Operating Officer of BXPE, he oversees strategy, operations and administration for the business. Previously, he served as Chief Operating Officer for Global Corporate Affairs, supporting Public Affairs, Marketing and Sustainability functions across Blackstone. Before joining Blackstone in 2022, Mr. Bucci served as senior advisor for the U.S. Department of Commerce, where he provided strategic guidance on domestic and foreign policy matters. Previously, Mr. Bucci held several leadership roles on Capitol Hill as well as in state government. He also served as Vice President for Strategic Growth at AECOM, a leading global infrastructure consulting firm, driving key business development and operational efforts. Mr. Bucci graduated from Quinnipiac University.
Eric Liaw
has served as the Chief Investment Officer of BXPE U.S. since October 2023 and the Feeder since April 2025. Mr. Liaw previously served as the Head of Portfolio Management of BXPE from November 2022 to October 2023. He also is a Senior Managing Director and Head of Corporate Development for Blackstone. Mr. Liaw also leads strategic mergers and acquisitions, new business initiatives, and special projects in support of Blackstone. Mr. Liaw is also a member of the firm’s Capital Markets, Enterprise Risk, Liquid Asset Investments, and Valuation Committees. Prior to his current role, Mr. Liaw was a Senior Managing Director in Blackstone’s private equity business, focused on investments in the energy sector. Prior to joining Blackstone in 2014, Mr. Liaw was a principal at TPG Capital where he evaluated and executed investment opportunities in a wide range of industries. Prior to TPG, Mr. Liaw was an associate at Bain Capital, where he focused on private equity investments in a wide range of industries. Mr. Liaw received his B.A., with highest honors, and B.B.A., with highest honors, from the University of Texas at Austin and received his M.B.A., with distinction, from Harvard Business School.

Christopher Striano
has served as the Chief Financial Officer of BXPE U.S. since July 2022 and the Feeder since April 2025. Mr. Striano also serves as the Chief Financial Officer of BXINFRA and as a Senior Managing Director and the Chief Operating Officer of Global Finance at Blackstone. Mr. Striano provides supervisory oversight to the day-to-day
administration of Finance and is responsible for Portfolio Management, Investment & Corporate Operations, Global Fund Finance, Enterprise Operations, and Global Corporate Services groups. Previously he served as Blackstone’s Chief Accounting Officer also responsible for the Firm’s accounting policy and SEC Reporting. Prior to that, Mr. Striano served as Head of the firm’s Financial Planning and Analysis group, where his responsibilities included the firm’s global forecast process, business unit and firm-wide strategic planning, managing ratings agency relationships, new business initiatives and various special projects. Mr. Striano received a B.S. in Accounting with a minor in Finance from St. John’s University and serves as a trustee at Bayshore Hackensack Meridian Hospital in New Jersey.
Kate O’Neil
has served as the Chief Legal Officer of BXPE since August 2025, and as Secretary of BXPE U.S. and the Feeder since July 2022 and April 2025, respectively. She is a Managing Director with Blackstone. Ms. O’Neil also serves as the Deputy Chief Legal Officer and Chief Legal Officer of BREIT and BXINFRA, respectively, Blackstone’s individual investor focused vehicles for real estate and infrastructure strategies. Prior to joining Blackstone in 2022, Ms. O’Neil was an attorney with Simpson Thacher & Bartlett LLP and Fried, Frank, Harris, Shriver & Jacobson LLP, where she focused on alternative investment products, including registered funds, private funds, REITs and BDCs. Ms. O’Neil received a B.S., magna cum laude, in Financial Management from Clemson University and a J.D. from the University of Virginia School of Law.
Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Boards. BXPE U.S. entered into the Investment Management Agreement pursuant to which the Investment Manager, an affiliate of the General Partner, manages BXPE on a day-to-day
basis. The Boards are currently composed of seven members, four of whom are Independent Directors. As described below, each Board has established an Audit Committee, and the General Partner may establish ad hoc committees or working groups from time to time, to assist the Boards and the Sponsor in fulfilling their oversight responsibilities.
Committees
Each of the BXPE U.S. Board and the Feeder Board have an Audit Committee, and the BXPE U.S. Board has an Affiliate Transaction. The Boards and/or the General Partner may form additional committees in the future.
Audit Committee
Each of the BXPE U.S. Audit Committee and the Feeder Audit Committee is currently composed of four members, Mr. Beier, Mr. Hershey, Ms. Katzke and Ms. Vandecruze, each of whom is an Independent Director. Mr. Beier serves as Chairperson of each of the BXPE U.S. Audit Committee and the Feeder Audit Committee. Each of the BXPE U.S. Board and the Feeder Board determined that Mr. Beier is an “audit committee financial expert” as that term is defined under Item 407 of Regulation
S-K,
as promulgated under the Exchange Act. The Boards have determined that the service of Mr. Hershey on the audit committees of more than three public companies does not impair his ability to effectively serve on the Audit Committees, given Mr. Hershey’s extensive experience, his proficiency in accounting and his knowledge of BXPE.
Each of the BXPE U.S. Board and the Feeder Board may appoint additional directors to the relevant Audit Committee from time to time; provided that, each Audit Committee shall be composed of at least two members and all members must be independent of Blackstone. The same members of the BXPE U.S. Audit Committee comprise the Feeder Audit Committee, such that any such appointment, removal or replacement of a director on BXPE U.S. Audit Committee shall be matched on the Feeder Audit Committee accordingly.

In accordance with its written charter adopted by each of the BXPE U.S. Board and the Feeder Board, each Audit Committee (a) assists the relevant Board of Director’s oversight of the integrity of the relevant financial statements, the independent registered public accounting firm’s qualifications and independence, compliance with legal and regulatory requirements and the performance of the relevant independent registered public accounting firm; (b) oversees the scope of the annual audit of the relevant financial statements, the quality and objectivity of the relevant financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of the independent registered public accounting firm, as well as approving the compensation thereof;
(d) pre-approves
all audit and
non-audit
services provided to BXPE U.S. or the Feeder, as applicable, and certain other persons by such independent registered public accounting firm; and (e) acts as a liaison between the independent registered public accounting firm and the BXPE U.S. Board and the Feeder Board, as applicable.
BXPE U.S. Affiliate Transaction Committee
The BXPE U.S. Affiliate Transaction Committee is currently composed of Mr. Beier, Mr. Hershey, Ms. Katzke and Ms. Vandecruze, each of whom is an Independent Director. Mr. Hershey serves as the Chairperson of the BXPE U.S. Affiliate Transaction Committee.
The BXPE U.S. Board may appoint additional members to the BXPE U.S. Affiliate Transaction Committee; provided that, the BXPE U.S. Affiliate Transaction Committee shall be composed of at least two members and all members must be independent of Blackstone.
In accordance with its written charter, adopted by the BXPE U.S. Board, the BXPE U.S. Affiliate Transaction Committee is responsible for reviewing and approving any transaction between BXPE and the General Partner, the Investment Manager and/or their affiliates that would present an unmitigated conflict of interest as provided in the corporate governance guidelines and the BXPE U.S. Partnership Agreement to determine such transaction is in the best interests of BXPE U.S. and its unitholders, including the Feeder. As set forth in the Feeder Partnership Agreement, to the extent an approval by the BXPE U.S. Board is required or sought by the BXPE U.S. Board pursuant to the terms of the BXPE U.S. Partnership Agreement, any such approval, once obtained, will be deemed to also apply to the Feeder as the context requires.
Investment Committee
All Investments in which BXPE participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXPE Investment Committee or by a subset thereof. The BXPE Investment Committee also approves elections to Blackstone’s side-by-side
program whereby BXPE participates in a programmatic manner in Investments alongside Other Blackstone Accounts, investment allocation determinations to other strategies and capital commitments prior to BXPE’s participation. Central to BXPE’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXPE Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.
The BXPE Investment Committee process emphasizes a consensus-based approach to decision-making among the members and is the same process that Blackstone has adopted since inception. In addition, BXPE benefits from the breadth of the entire private equity platform, including the various investment, asset management, portfolio operations, finance, investor relations, and legal and compliance professionals located around the globe. These resources provide valuable real-time, proprietary market data that enable BXPE to identify and act on market conditions and trends more rapidly than competitors and target specific themes with conviction.

The BXPE Investment Committee is composed of some of the most senior and experienced investment professionals at Blackstone, including Jonathan Gray, Lionel Assant, Joseph P. Baratta, Martin Brand, Michael Chae, Christopher J. James, Eric Liaw, Viral Patel, Vikrant Sawhney and Joan Solotar.
For information concerning the background of Messrs. James, Liaw and Patel and Ms. Solotar, see “—Biographical Information — Directors — Executive Officers” and
“—Non-Independent
Directors” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below:
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and has been a member of Blackstone’s board of directors since February 2012. He sits on Blackstone’s Management Committee and nearly all of its investment committees. Mr. Gray was appointed to his current role in 2018. Mr. Gray previously served as Global Head of Real Estate, helping build that business into the largest commercial real estate platform in the world. He joined Blackstone in 1992 in the mergers and acquisitions and private equity areas. Mr. Gray has served as chairman of the board of directors of Hilton Worldwide Holdings Inc. since 2007 and is also on the board of directors of XRG. He previously served on the board of directors of Corebridge Financial. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine in 2012 focused on the prevention and treatment of BRCA-related cancers. They have also established numerous programs for low-income
children in New York, including creating NYC Kids RISE, a college savings initiative provided to every NYC public school kindergartner. The Grays have been named to The Chronicle of Philanthropy’s list of the largest donors in the U.S. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.
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
Joseph P. Baratta
is Global Head of Private Equity Strategies at Blackstone and a member of Blackstone’s board of directors. Mr. Baratta joined Blackstone’s board of directors in March 2020 and has served as Blackstone’s Global Head of Private Equity Strategies since July 2012. He also sits on Blackstone’s Management Committee. Mr. Baratta joined Blackstone in 1998, and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the boards of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of SESAC, Ancestry, Candle Media and Merlin Entertainments Group. He also previously served on the boards of directors of First Eagle Investment Management and Refinitiv. He is a Trustee of the Tate Foundation and serves on the board of Year Up, an organization focused on youth employment. Mr. Baratta graduated magna cum laude from Georgetown University.
Martin Brand
is Head of Blackstone Capital Partners. He also serves as a member of several of Blackstone’s investment committees. Mr. Brand was involved in a number of Blackstone’s Private Equity Investments including Refinitiv, IntraFi, Bumble, Liftoff, Blue Yonder, Ultimate Software, Kronos, Knight Capital, Exeter, PBF Energy,

Lendmark, Optiv, Ipreo, NCR, Paysafe, First Eagle and Bank United. He currently serves as director of London Stock Exchange Group, Smartsheet, Bumble, UKG Software, Liftoff Mobile, CVENT, and First Eagle. Before joining Blackstone, Mr. Brand worked as a derivatives trader with Goldman Sachs in New York and Tokyo, and with McKinsey & Company in London. Mr. Brand received a B.A./M.A. in Mathematics and Computation, First Class Honors, from Oxford University and an M.B.A. from the Harvard Business School. He is a Trustee of the Preservation Foundation of Palm Beach.
Michael S. Chae
is Blackstone’s Vice Chairman and Chief Financial Officer and a member of the firm’s Management Committee and investment committees across most of the firm’s businesses. Mr. Chae has served as Blackstone’s Vice Chairman and Chief Financial Officer since January 2025 and August 2015, respectively. He chairs our firmwide valuation and enterprise risk committees. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia Pacific, and as a senior partner in the U.S. private equity business, where he led numerous investments and served on the boards of many private and publicly-traded portfolio companies. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School. Mr. Chae serves on the boards of the Harvard Management Company, the Robin Hood Foundation and the Asia Society. He is a trustee emeritus and the former President of the board of trustees of the Lawrenceville School. He is a member of the Council on Foreign Relations and founded the Chae Initiative in Private Sector Leadership at Yale Law School.
Vikrant Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions and a member of Blackstone’s Management Committee. Mr. Sawhney has served as Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions since September 2019. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the board of the Blackstone Charitable Foundation. He is also the Chair of the board of directors of Dream, an east Harlem-based educational and social services organization, and a Trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a JD, cum laude, from Harvard Law School.
Code of Business Conduct and Ethics
The Boards have adopted a Code of Business Conduct and Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees of BXPE U.S. or the Feeder (if any). The Code of Business Conduct and Ethics is available on our website at https://www.bxpe.com/ under “Governance Documents.” We intend to disclose any waiver of the Code of Business Conduct and Ethics, as legally required, on our website.
Insider Trading Policy
Our insider trading policy establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of BXPE U.S. or the Feeder, if any, the General Partner and the Investment Manager) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons, other than those who are unaffiliated with the General Partner, Investment Manager or Blackstone, are prohibited from trading any securities of BXPE without receiving pre-clearance
from the Legal and Compliance Group. The insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s registered equity securities to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements during the year ended December 31, 2025 and through the date hereof, except for one late Form 4 filing filed on February 4, 2026 for each of Joan Solotar and Christopher J. James in connection with their respective purchases of Class I Units, which should have been reported by February 2, 2026.

Item 11.	Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Manager, the General Partner or their affiliates, pursuant to the terms of the Investment Management Agreement, the Feeder Partnership Agreement and the BXPE U.S. Partnership Agreement, as applicable. Our day-to-day
investment operations are managed by the Sponsor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Investment Manager or its affiliates.
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
Compensation of Directors
No compensation is paid to our directors who are not Independent Directors. For fiscal year ended December 31, 2025, BXPE paid each Independent Director for his or her services on each of the BXPE U.S. Board and the Feeder Board a total of, without duplication: (a) $100,000 per year (prorated for any partial-year) and (b) an additional fee of $10,000 per year for the Chairperson of any committee of either the BXPE U.S. Board or the Feeder Board. For fiscal years thereafter, BXPE will pay each Independent Director for his or her services on each of the BXPE U.S. Board and the Feeder Board a total of, without duplication: (a) $150,000 per year (prorated for any partial-year) and (b) an additional fee of $10,000 per year for the Chairperson of any committee of either the BXPE U.S. Board or the Feeder Board with 75% of the total compensation under (a) and (b) payable in cash and the remaining 25% of the total compensation under (a) and (b) payable in restricted Units of BXPE U.S. that vest one year from the date of grant. However, each Independent Director may elect to increase up to 100% the portion of total compensation paid in restricted Units of BXPE U.S.

BXPE is also authorized to pay the reasonable
out-of-pocket
expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
The following table sets forth the compensation earned or paid by us to BXPE’s directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Unit Awards (a)	Total
Christopher J. James	$—	$—	$—
David Blitzer (b)	$—	$—	$—
Joan Solotar	$—	$—	$—
Raymond J. Beier	$—	$110,000	$110,000
Grace Vandecruze	$25,000	$75,000	$100,000
John D. Hershey	$56,904	$50,000	$106,904
Susan Roth Katzke	$—	$100,000	$100,000

(a)
Represents the aggregate grant date fair value of awards of restricted Class I Units calculated under the FASB’s ASC Topic 718,
Compensation — Stock Compensation
. The number of restricted Class I Units awarded to each of our independent directors was determined by dividing the total unit award dollar amount by the then-current NAV at the date of grant. On November 1, 2025, grants of restricted Class I Units were made to each of Messrs. Beier and Hershey and Mses. Vandecruze and Katzke, using the NAV transaction price as of October 31, 2025, which was determined on November 26, 2025, and resulted in grant amounts of 3,348 restricted Class I Units, 1,522 restricted Class I Units, 2,283 restricted Class I Units and 3,044 restricted Class I Units, respectively. Such restricted Class I Units shall vest one year following the date of grant on November 1, 2026.

(b)	Effective as of January 1, 2026, Viral Patel succeeded David Blitzer as a member of the Boards of Directors.
Compensation Committee Interlocks and Insider Participation
There is currently no compensation committee of the Boards of Directors and the Boards of Directors do not make determinations regarding compensation of executive officers because we do not directly pay any compensation to the executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2026, the following tables set out certain ownership information with respect to the Units, including vested and unvested Units, for each of the directors and executive officers and all directors and executive officers as a group. None of the Units have voting power. The address for our directors and executive officers is c/o Blackstone Private Investments Advisors L.L.C., 345 Park Avenue, New York, New York 10154.

	BXPE U.S. Class I Partnership Units Beneficially Owned
Name of Beneficial Owner	Number	% of Class
Directors and Executive Officers
Christopher J. James	12,775	*
Viral Patel	72,205	*
Thomas M. Morrison	39,180	*
Matthew J. Bucci	—	—
Eric Liaw	8,000	*
Christopher Striano	2,000	*
Kate O’Neil	—	—
Joan Solotar	202,415	*
Raymond J. Beier	10,178	*
Grace Vandecruze (a)	23,924	*
John D. Hershey	4,239	*
Susan Roth Katzke	15,459	*
All current executive officers and directors as a group (12 persons)	390,375	*

*	Less than one percent
(a)	Includes an indirect interest through an underlying investment in the Feeder which holds Class I Units of BXPE U.S.

Feeder Class S Partnership Units Beneficially Owned
Name of Beneficial Owner	Number	% of Class
Directors and Executive Officers
Christopher J. James	—	—
Viral Patel	—	—
Thomas M. Morrison	—	—
Matthew J. Bucci	—	—
Eric Liaw	—	—
Christopher Striano	—	—
Kate O’Neil	—	—
Joan Solotar	—	—
Raymond J. Beier	—	—
Grace Vandecruze	15,916	*
John D. Hershey	—	—
Susan Roth Katzke	—	—
All current executive officers and directors as a group (12 persons)	15,916	*

*	Less than one percent
Securities Authorized for Issuance Under Equity Compensation Plans
We do not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “—Item 11. Executive Compensation — Compensation of Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement; BXPE U.S. Partnership Agreement; Feeder Partnership Agreement
BXPE U.S. entered into the Investment Management Agreement with the Investment Manager pursuant to which we pay management fees, administration fees and reimburse certain fund expenses. BXPE U.S. also entered into the BXPE U.S. Partnership Agreement, pursuant to which the General Partner is entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement, the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, we reimburse the Investment Manager and General Partner for certain expenses as they occur.
Line of Credit Agreement
BXPE U.S. entered into a second amended and restated unsecured, uncommitted line of credit agreement (as amended, the “Second A&R Line of Credit”) with Finco. For additional information, see Note 4. “Line of Credit Agreement” in the “Notes to Financial Statements” of BXPE U.S. in “Part II. Item 8. Financial Statements and Supplementary Data.”
Related Party Transactions
BXPE may, from time to time, enter into transactions with certain affiliates. Such transactions are subject to oversight, and, where required, approval by the Independent Directors of BXPE U.S. and are conducted in accordance with the terms of the BXPE U.S. Partnership Agreement and applicable policies and procedures.
For each of the five following transactions involving our participation in an Other Black Account’s post-closing syndication process, interests were purchased at cost plus a customary fee for the time the investments were held by such affiliate.
In March and April 2025, we participated in an Other Blackstone Account’s post-closing syndication process to acquire additional equity interests in a leading franchisor of fast-casual submarine sandwich stores from such Other Blackstone Account for a purchase price of $112.4 million.
In May 2025, we participated in an Other Blackstone Account’s post-closing syndication process to acquire additional equity interests in a leading provider of property management software for residential real estate and short-term vacation rentals from such Other Blackstone Account for a purchase price of $28.1 million.
In December 2025, we participated in an Other Blackstone Account’s post-closing syndication process to acquire a minority equity interest in three separate portfolios of secondary fund interests from such Other Blackstone Account for a purchase price of $8.9 million.
For both of the following transactions, the terms of the investments were negotiated by the third-party investors, and we participated on the same terms as such third-party investors.
In July 2025, we purchased newly issued common and preferred equity interests of a leading music licensing company, a portfolio company controlled by an Other Blackstone Account, alongside third-party investors for a purchase price of $78.8 million. The proceeds from the equity interest issuances were used to repurchase existing equity interests held by an Other Blackstone Account and third-party investors.
In November 2025, we acquired an equity interest in a portfolio of secondary fund interests from an Other Blackstone Account, alongside third-party investors for
a purchase price of $71.6 million.
A small portion of BXPE’s portfolio consists of seven fund interests in certain comingled Other Blackstone Accounts, including capital commitments to such funds. During the years ended December 31, 2025 and 2024, BXPE funded capital commitments to such funds for an aggregate amount of $55.0 million and $278.6 million, respectively. To date, BXPE has not received cash distributions from such funds.

As a small portion of BXPE’s overall investment strategy, the Aggregator makes investments in a programmatic manner, including through participation in Blackstone’s side-by-side
investment program and capital commitments to Other Blackstone Accounts. As a participant in the side-by-side
investment program, from time to time, the Aggregator, together with other participants, may sell or syndicate a small portion of an Investment to Affiliates (as defined under the BXPE U.S. Partnership Agreement). Such syndication transactions are required for all participants in the program and occur within six months of closing at a purchase price of cost, plus a customary fee for the time the Investment is held by the Aggregator. During the years ended December 31, 2025 and 2024, the Aggregator syndicated portions of thirteen and eight investments to related parties, resulting in aggregate cash proceeds of $29.9 million and $31.9 million, respectively.
Additionally, the Investment Manager has delegated the portfolio management of BXPE’s Investment in Debt and Other Securities to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXPE and Other Blackstone Accounts. During the year ended December 31, 2025, the Aggregator participated in six cross transactions with an Other Blackstone Account for an aggregate amount of $8.0 million; there were no such transactions during the year ended December 31, 2024.
From time to time, BXCM, a subsidiary of Blackstone, provides certain transaction-related capital markets services, including debt syndication, equity underwriting, debt and equity placement and refinancing services, in connection with BXPE’s investment activity. For the year ended December 31, 2025, BXCM received $64.6 million in transaction fees for services provided in connection with acquisitions closed where BXPE participated. The arrangement was on terms equivalent to those of unaffiliated parties.
Statement of Policy Regarding Transactions with Related Persons
The Boards of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. The Boards of Directors has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any “related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (a) requires Independent Director approval pursuant to the BXPE U.S. Partnership Agreement, the Feeder Partnership Agreement and the governance guidelines, (b) would be required to be disclosed by us under Item 404(a) of Regulation
S-K
in which we were or are to be a participant, (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation
S-K)
had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of the Boards of Directors composed solely of independent directors who are disinterested or by the disinterested members of the Boards of Directors. The Independent Directors fulfill the obligations under this policy.
In reviewing a related person transaction or proposed related person transaction, the Independent Directors shall consider all relevant facts and circumstances, including without limitation: (a) the relationship of the related person to BXPE, (b) the nature and extent of the related person’s interest in the transaction, (c) the material terms of the transaction, (d) the business purpose of the transaction, (e) the importance and fairness of the transaction for both us and the related person, (f) whether the transaction would likely impair the judgment of a director or executive officer to act in our best interest, (g) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related
persons, if any, and (h) any other matters that management or the Independent Directors deem appropriate.
In addition, the Related Person Transaction Policy provides that the Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director
or director nominee, consider whether such transaction would compromise the director or director nominee’s status as an “independent” or
“non-employee”
director, as applicable, under the BXPE U.S. Partnership Agreement, the governance guidelines and the Code of Business Conduct and Ethics.
Certain Business Relationships
Certain of the current directors and officers are directors, officers or employees of the Investment Manager or its affiliates.

We are subject to conflicts of interest arising out of our relationship with Blackstone, including the General Partner, the Investment Manager and their affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of the BXPE U.S. Partnership Agreement, the Feeder Partnership Agreement or the Investment Management Agreement, or the policies and procedures adopted by the General Partner, the Investment Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the Blackstone personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us. Certain transactions between us and Blackstone or its affiliates are subject to approval by BXPE U.S.’s Independent Directors and therefore deemed approved by the Feeder’s Independent Directors. Some examples of conflicts of interest that may arise by virtue of our relationship with Blackstone include transactions with Other Blackstone Accounts and other affiliates, allocation of investment opportunities, investments in different levels or classes of an issuer’s securities-related financing counterparties, broken deal expenses and affiliated service providers.
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
Promoters and Certain Control Persons
The Sponsor may be deemed a promoter of BXPE U.S. and the Feeder. BXPE U.S. entered into the Investment Management Agreement with the Investment Manager. Additionally, BXPE U.S. entered into the BXPE U.S. Partnership Agreement and the Feeder entered into the Feeder Partnership Agreement, each with the General Partner. The Investment Manager, for its investment management and its administrative services to us, is entitled to receive Management Fees and the Administration Fee, respectively, in addition to the reimbursement of certain expenses. The General Partner is also entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement, the BXPE U.S. Partnership Agreement and the Feeder Partnership Agreement, to the extent permitted by applicable law, BXPE U.S. and the Feeder, as applicable, will indemnify the Investment Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”
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
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates:

	Year Ended December 31, 2025
	Feeder	BXPE U.S.	Total
Audit Fees (a)	$185,000	$170,000	$355,000
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees (b)	—	25,000	25,000

	$185,000	$195,000	$380,000

	Year Ended December 31, 2024
	Feeder	BXPE U.S.	Total
Audit Fees (a)	$100,000	$400,000	$500,000
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees (b)	—	16,666	16,666

	$100,000	$416,666	$516,666

(a)
Audit Fees consisted of fees for (1) the audits of this report and services attendant to, or required by, statute or regulation, (2) reviews of the interim condensed financial statements included in our quarterly reports on Form
10-Q
and (3) audits of the Feeder’s consolidated financial statements in our registration statement on Form 10.

(b)	All Other Fees consisted of fees related to agreed upon procedures.
Additional audit fees of $1,114,132 and $719,280 were incurred during the years ended December 31, 2025 and 2024, respectively, for the audit of the Aggregator.
Our Audit Committee Charter, which is available on our website at www.bxpe.com under “Governance Documents,” requires the Audit Committees to pre-approve
all audit and
non-audit
services to be provided by our independent registered public accounting firm in accordance with the charter of the Audit Committees. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the Audit Committees.

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

3.	Exhibits:

Exhibit Number	Exhi bit Descr iptio n

Blackstone Private Equity Strategies Fund L.P.:

3.1	Certificate of Limited Partnership of BXPE Fund L.P. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on May 23, 2022).

3.2
Certificate of Amendment to Certificate of Limited Partnership of BXPE Fund L.P. (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the SEC on May 23, 2022).

3.3*	Blackstone Private Equity Strategies Fund L.P. Third Amended and Restated Limited Partnership Agreement, dated as of March 12, 2026.

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

10.2
Amended and Restated Investment Management Agreement, dated as of January 1, 2026, between Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Investments Advisors L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2026).

10.3
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

10.4
First Amendment and Lender Joinder to the Credit Agreement and Consent, dated as of April 30, 2025, among BXPE US Aggregator (CYM) L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo, National Association as lender along with the other lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 13, 2025).

10.5+	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2025).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackstone Private Equity Strategies Fund (TE) L.P.:

3.4*	Second Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund (TE) L.P., dated as of March 12, 2026.

3.5
Certificate of Limited Partnership of Blackstone Private Equity Strategies Fund (TE) L.P. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2025).

21.2*	Subsidiaries of the Registrant.

31.3*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.4*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.3**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All Registrants:

4.1*	Description of Registrants’ Securities.

10.6*
Amended and Restated Dealer Manager Agreement, dated as of January 13, 2026, between Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. and Blackstone Securities Partners L.P.

10.7*	Form of Selected Dealer Agreement.

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Registrants’ Annual Report on Form 10-K filed with the SEC on March 14, 2025).

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Ex hibi t 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
Date: March 13, 2026

Blackstone Private Equity Strategies Fund L.P.	Blackstone Private Equity Strategies Fund (TE) L.P.

/s/ Christopher Striano	/s/ Christopher Striano
Name: Christopher Striano	Name: Christopher Striano
Title: Chief Financial Officer	Title: Chief Financial Officer
(Principal Financial Officer and	(Principal Financial Officer and
Principal Accounting Officer)	Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of March, 2026.

/s/ Christopher J. James	/s/ Christopher Striano
Christopher J. James, Chairperson of Blackstone	Christopher Striano, Chief Financial Officer of
Private Equity Strategies L.P. and Chairperson of	Blackstone Private Equity Strategies L.P. and
Blackstone Private Equity Strategies (TE) L.P.	Blackstone Private Equity Strategies (TE) L.P.
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Viral Patel	/s/ Joan Solotar
Viral Patel, Chief Executive Officer and Director of	Joan Solotar, Director of Blackstone Private Equity
Blackstone Private Equity Strategies L.P. and	Strategies L.P. and Blackstone Private Equity
Blackstone Private Equity Strategies (TE) L.P.	Strategies (TE) L.P.

/s/ Raymond J. Beier	/s/ Grace Vandecruze
Raymond J. Beier, Director of Blackstone Private	Grace Vandecruze, Director of Blackstone Private
Equity Strategies L.P. and Blackstone Private Equity	Equity Strategies L.P. and Blackstone Private Equity
Strategies (TE) L.P.	Strategies (TE) L.P.

/s/ Susan Roth Katzke	/s/ John D. Hershey
Susan Roth Katzke, Director of Blackstone Private	John D. Hershey, Director of Blackstone Private Equity
Equity Strategies L.P. and Blackstone Private Equity	Strategies L.P. and Blackstone Private Equity
Strategies (TE) L.P.	Strategies (TE) L.P.