Form 10-Q
period 2026-06-30
Blackstone Private Equity Strategies Fund L.P.; Blackstone Private Equity Strategies Fund (TE) L.P.
filed 2026-08-13
CIK 1930054, 1953940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
Commission File Number:
Blackstone Private Equity Strategies Fund L.P.        000-56446
Blackstone Private Equity Strategies Fund (TE) L.P.    000-56742

Blackstone Private Equity Strategies Fund L.P.
Blackstone Private Equity Strategies Fund (TE) L.P.

Delaware Delaware (State or other jurisdiction of incorporation or organization)	Blackstone Private Equity Strategies Fund L.P. Blackstone Private Equity Strategies Fund (TE) L.P. (Exact name of registrant as specified in its charter)	88-1872156 88-2930978 (I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices) (Zip Code)
(212) 583-5000
(Registrant’s telephone number, including area code)
–––––––––––––––––
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Blackstone Private Equity Strategies Fund L.P. Blackstone Private Equity Strategies Fund (TE) L.P.	None None	None None	None None

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
As of July 31, 2026, Blackstone Private Equity Strategies Fund L.P. had the following limited partnership units outstanding: 242,012,981 Class I-Series I Units, 0 Class I-Series II Units. 6,567,178 Class I-Series III Units, 140,715,902 Class S Units, 5,379,911 Class D Units and 1,140,743 Class N Units.
As of July 31, 2026, Blackstone Private Equity Strategies Fund (TE) L.P. had the following limited partnership units outstanding: 52,488,695 Class I-Series I Units, 0 Class I-Series II Units, 0 Class I-Series III Units, 69,700,675 Class S Units and 498,721 Class D Units.
This combined Form 10-Q is separately filed by Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2026, of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (each, a “Registrant” and collectively, the “Registrants”).
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
We believe combining the Quarterly Reports on Form 10-Q of the Registrants and the Aggregator into this single report:
•facilitates clarity for investors in the Feeder and BXPE U.S. regarding the underlying investments of the Registrants,
•enables investors to gain a clearer understanding of the Registrants by allowing them to evaluate the business as a whole,
•eliminates duplicative disclosures and provides a more streamlined and readable presentation, and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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

There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxpe.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.
________________________
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
The term “BXPE Lux” means Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities.
BXPE and BXPE Lux are together referred to as the “BXPE Fund Program.”
The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P. together with its consolidated subsidiary.
The term “Feeder Fund” refers to a limited partner of BXPE U.S. that is formed by, or at the direction of, the General Partner (as defined below) or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXPE U.S., including the Feeder.
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
The term “Investment Manager” refers to Blackstone Private Investments Advisors L.L.C., our investment manager.
The term “Other Blackstone Accounts” refers to investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicles formed in connection with any investments made thereby and any vehicles formed in connection with Blackstone’s side-by-side or additional general partner investments relating thereto, including BXPE Lux.
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
The term “Portfolio Entity” refers to any individual, partnership, corporation, limited liability company, unincorporated organization or association, trust (including the trustees thereof, in their capacity as such) or other entity, in which investments are made by BXPE.
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
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated affiliate of BXPE U.S. As such, we believe it is important to present information for each of the Feeder, BXPE U.S. and the Aggregator in this report. The financial statements of each entity are presented in Part I. Item 1. “Financial Statements.” See also Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXPE or any Other Blackstone Accounts.

Part I. Financial Information
Item 1. Financial Statements

Blackstone Private Equity Strategies Fund (TE) L.P.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investment in BXPE U.S. at Fair Value (Cost $3,470,117 as of June 30, 2026; $2,698,129 as of December 31, 2025)	$4,459,828	$3,200,757
Cash and Cash Equivalents	297	304
Redemptions Receivable	9,833	1,769
Other Assets	14	836
Total Assets	$4,469,972	$3,203,666
Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$643	$806
Servicing Fees Payable	124,517	94,441
Due to Affiliates	969	3,670
Redemptions Payable	9,481	1,667
Deferred Tax Liabilities	9,483	8,433
Taxes Payable	517	—
Total Liabilities	145,610	109,017
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (50,631,029 Units issued and outstanding as of June 30, 2026 and 40,775,466 Units issued and outstanding as of December 31, 2025) (a)	1,922,021	1,362,698
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (67,575,933 Units issued and outstanding as of June 30, 2026 and 55,364,727 Units issued and outstanding as of December 31, 2025)	2,387,859	1,725,343
Limited Partnership Unit — Class D Units, unlimited Units authorized (433,259 Units issued and outstanding as of June 30, 2026 and 225,120 Units issued and outstanding as of December 31, 2025)	14,482	6,608
Total Net Assets	4,324,362	3,094,649
Total Liabilities and Net Assets	$4,469,972	$3,203,666
___________________
(a)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Professional Fees	$204	$285	$399	$531
Other	20	—	20	—
Total Expenses	224	285	419	531
Net Investment Loss Before Provision for Taxes	(224)	(285)	(419)	(531)
Provision for Taxes	1,511	4,134	3,439	6,059
Net Investment Loss	(1,735)	(4,419)	(3,858)	(6,590)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	317,056	117,221	487,084	183,936
Net Increase in Net Assets Resulting from Operations	$315,321	$112,802	$483,226	$177,346
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I
	Series I Units (a)	Series II Units	Series III Units	Class S Units	Class D Units	Total Net Assets
Balance at March 31, 2026	$1,593,456	$—	$—	$2,034,395	$10,318	$3,638,169
Proceeds from Units Issued	171,112	—	—	226,105	3,271	400,488
Net Investment Loss	(743)	—	—	(987)	(5)	(1,735)
Net Change in Unrealized Gain (Loss) on Investments in BXPE U.S.	135,895	—	—	180,187	974	317,056
Servicing Fees	—	—	—	(19,976)	(76)	(20,052)
Conversion of Units Between Classes or Series	24,018	—	—	(24,018)	—	—
Redemption of Units	(1,717)	—	—	(7,847)	—	(9,564)
Balance at June 30, 2026	$1,922,021	$—	$—	$2,387,859	$14,482	$4,324,362

Balance at March 31, 2025	$657,328	$—	$—	$1,039,756	$619	$1,697,703
Proceeds from Units Issued	107,249	—	—	148,614	2,280	258,143
Net Investment Loss	(1,665)	—	—	(2,749)	(5)	(4,419)
Net Change in Unrealized Gain (Loss) on Investments in BXPE U.S.	44,223	—	—	72,863	135	117,221
Servicing Fees	—	—	—	(11,770)	(47)	(11,817)
Conversion of Units Between Classes or Series	592	—	—	(592)	—	—
Redemption of Units	(782)	—	—	(1,454)	—	(2,236)
Balance at June 30, 2025	$806,945	$—	$—	$1,244,668	$2,982	$2,054,595

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Total Net Assets
Balance at December 31, 2025	$1,362,698	$—	$—	$1,725,343	$6,608	$3,094,649
Proceeds from Units Issued	331,242	—	—	462,473	6,604	800,319
Net Investment Loss	(1,647)	—	—	(2,200)	(11)	(3,858)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	208,392	—	—	277,264	1,428	487,084
Servicing Fees	—	—	—	(38,482)	(147)	(38,629)
Conversion of Units Between Classes or Series	25,094	—	—	(25,094)	—	—
Redemption of Units	(3,758)	—	—	(11,445)	—	(15,203)
Balance at June 30, 2026	$1,922,021	$—	$—	$2,387,859	$14,482	$4,324,362

Balance at December 31, 2024	$503,628	$—	$—	$827,177	$595	$1,331,400
Proceeds from Units Issued	236,829	—	—	336,028	2,280	575,137
Net Investment Loss	(2,476)	—	—	(4,108)	(6)	(6,590)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	69,147	—	—	114,629	160	183,936
Servicing Fees	—	—	—	(24,914)	(47)	(24,961)
Conversion of Units Between Classes or Series	978	—	—	(978)	—	—
Redemption of Units	(1,161)	—	—	(3,166)	—	(4,327)
Balance at June 30, 2025	$806,945	$—	$—	$1,244,668	$2,982	$2,054,595
__________________
(a)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$483,226	$177,346
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE U.S.	(487,084)	(183,936)
Investment in BXPE U.S.	(787,587)	(569,108)
Proceeds from Investment in BXPE U.S.	7,535	2,295
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	822	—
Accounts Payable and Accrued Expenses	(163)	272
Due to Affiliates	(2,722)	(830)
Deferred Tax Liabilities	1,050	4,614
Taxes Payable	517	—
Net Cash Used in Operating Activities	(784,406)	(569,347)
Financing Activities
Proceeds from Issuance of Units	800,319	575,137
Payment for Servicing Fees	(8,554)	(3,642)
Redemption of Units	(7,208)	(2,198)
Early Redemption Deduction	(158)	(64)
Net Cash Provided by Financing Activities	784,399	569,233
Cash and Cash Equivalents
Net Decrease	(7)	(114)
Beginning of Period	304	1,130
End of Period	$297	$1,016
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$1,070	$1,445
Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$38,629	$24,961
Redemptions Payable, Net of Early Redemption Deduction	$9,481	$2,148
Early Redemption Deduction Payable to BXPE U.S.	$83	$87
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (116,354,292 Units) (a)	Investee Fund	Various	Various	$4,459,828	103.1%
Total Investments (Cost $3,470,117)				$4,459,828	103.1%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (94,916,352 Units) (a)	Investee Fund	Various	Various	$3,200,757	103.4%
Total Investments (Cost $2,698,129)				$3,200,757	103.4%
____________________
(a)Refer to Note 3. “Investment in BXPE U.S.” for details on the Feeder’s proportional share of investments through investees.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
The Feeder invests all or substantially all of its assets through its investment in Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”). BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder has the same investment objectives as BXPE U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXPE U.S. in a more tax-efficient manner. The condensed financial statements of BXPE U.S. and the condensed consolidated financial statements of the Aggregator are an integral part of the Feeder’s condensed consolidated financial statements and are included following these condensed consolidated financial statements.
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
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Feeder have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The Feeder is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Feeder’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates include those used in the valuation of the investment in BXPE U.S., the measurement of deferred tax balances (including valuation allowances, if any) and the accrual of unitholder servicing fees recognized as payables on certain Units by the Feeder. Actual results may ultimately differ from those estimates.
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
Valuation of Investments at Fair Value
The performance of the Feeder is directly affected by the performance of BXPE U.S.’s investment in the Aggregator, which is disclosed in the notes to BXPE U.S.’s condensed financial statements. The Feeder has indirect exposure to gains and losses on underlying investments because it invests in BXPE U.S., which, in turn, has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator.
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
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
BXPE Feeder (CYM) L.P., the Feeder’s consolidated subsidiary, is an investment company that is treated as a corporation for U.S. income tax purposes. To the extent investments made by the Aggregator are engaged in a U.S. trade or business, BXPE Feeder (CYM) L.P. will generally be subject to a U.S. federal corporate income tax of 21% on its share of taxable income effectively connected with the conduct of a U.S. trade or business, and may also be subject to an additional branch profits tax of 30% on its share of the Aggregator’s effectively connected earnings and profits, adjusted as provided by law. BXPE Feeder (CYM) L.P. may also be subject to state and local income tax if it is determined to have nexus. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the U.S. federal and state income tax liability of BXPE Feeder (CYM) L.P.
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
Affiliates
The General Partner, the Investment Manager, the Dealer Manager (as defined in Note 5. “Related Party Transactions”), BXPE U.S., Parallel Funds, the Aggregator, BXPE Lux, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Feeder. Investments of BXPE and investments of other investment vehicles managed by the Investment Manager (“Other Blackstone Accounts”) are considered affiliates of BXPE based on Blackstone’s level of ownership and control.
Segment Reporting
The Feeder operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of the Feeder’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for the Feeder primarily based on the Feeder’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Consolidated Statements of Operations.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Feeder’s annual period ending December 31, 2026.
3. Investment in BXPE U.S.
The Feeder recognizes dividend income on the record date of distributions from BXPE U.S., if any. The Feeder has an interest of 31.3% and 32.3% in BXPE U.S. as of June 30, 2026 and December 31, 2025, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Feeder. For a listing of investments that may proportionally exceed 5% of the Feeder’s net assets, refer to the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of June 30, 2026, the Feeder offers five classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, the upfront subscription fee, and distribution channels.
The term “Transactional NAV” refers to the price at which transactions in the Feeder’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before the Feeder determined its first Transactional NAV, the initial subscription price for Class I-Series I, Class S and Class D Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in the Feeder and not reflected in the Feeder’s Transactional NAV. The initial Transactional NAV for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for Class I-Series I Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date and is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
At the end of each month, the Feeder allocates its Net Investment Income (Loss) across each class, or series of a class, of Units based on their relative ownership share in the Feeder as of the first calendar day of that month. The Feeder is issued the applicable series of Class I BXPE U.S. units in exchange for its contribution to BXPE U.S.; specifically, contributions from Class I‑Series II Units are invested into Class I‑Series II BXPE U.S. units, contributions from Class I‑Series III Units are invested into Class I‑Series III BXPE U.S. units, and contributions from all other Units are invested into Class I‑Series I BXPE U.S. units. At the end of each month, each class, or series of a class, of Units is allocated its share of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. based on its relative ownership interest in the corresponding BXPE U.S. series of a class as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to the Feeder or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to the Feeder’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is the Feeder’s prior month-end Transactional NAV per Unit. No Class I-Series II Units or Class I-Series III Units have been issued since inception.
The following tables present transactions in the Units during the periods:

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of March 31, 2026	45,362,166	62,157,660	333,922	107,853,748
Units Issued	4,673,524	6,278,847	99,337	11,051,708
Conversion of Units Between Classes or Series	639,794	(652,987)	—	(13,193)
Redemption of Units	(44,455)	(207,587)	—	(252,042)
Units Outstanding as of June 30, 2026	50,631,029	67,575,933	433,259	118,640,221

Units Outstanding as of March 31, 2025	22,376,156	37,880,071	24,000	60,280,227
Units Issued	3,572,802	5,011,521	85,056	8,669,379
Conversion of Units Between Classes or Series	19,314	(19,550)	—	(236)
Redemption of Units	(24,991)	(47,090)	—	(72,081)
Units Outstanding as of June 30, 2025	25,943,281	42,824,952	109,056	68,877,289

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of December 31, 2025	40,775,466	55,364,727	225,120	96,365,313
Units Issued	9,286,500	13,205,589	208,139	22,700,228
Conversion of Units Between Classes or Series	670,567	(684,315)	—	(13,748)
Redemption of Units	(101,504)	(310,068)	—	(411,572)
Units Outstanding as of June 30, 2026	50,631,029	67,575,933	433,259	118,640,221

Units Outstanding as of December 31, 2024	17,847,128	31,356,066	24,000	49,227,194
Units Issued	8,101,074	11,607,941	85,056	19,794,071
Conversion of Units Between Classes or Series	32,927	(33,279)	—	(352)
Redemption of Units	(37,848)	(105,776)	—	(143,624)
Units Outstanding as of June 30, 2025	25,943,281	42,824,952	109,056	68,877,289
Unit Redemption Plan
In accordance with the terms of the Feeder Partnership Agreement (as defined below), unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan (as defined below) under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied at the Feeder’s Transactional NAV per Unit as of the date specified in the Unit Redemption Plan by redeeming the same number of units in BXPE U.S.
In accordance with the terms of the BXPE U.S. Partnership Agreement, BXPE U.S. expects to periodically redeem up to 3% of its units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per unit as of the date specified in the Unit Redemption Plan. Any redemption requests of BXPE U.S. units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
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
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
During the three and six months ended June 30, 2026, 252,042 Units and 411,572 Units were redeemed for an aggregate value of $9.6 million and $15.2 million, respectively. During the three and six months ended June 30, 2025, 72,081 Units and 143,624 Units were redeemed for an aggregate value of $2.2 million and $4.3 million, respectively.
5. Related Party Transactions
Partnership Agreement
The Feeder has entered into a second amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “Feeder Partnership Agreement”) with the General Partner. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by BXPE, but such expenses will not be duplicated at the Feeder level. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Performance Participation Allocation.
For the three and six months ended June 30, 2026, the Feeder was allocated $46.8 million and $75.5 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and six months ended June 30, 2025, the Feeder was allocated $17.6 million and $28.0 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
Investment Management Agreement
BXPE U.S. has entered into an amended and restated investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory or other similar arrangements with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement. The Feeder, as an investor in BXPE U.S., bears its portion of any fees related to the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds.
Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the third amended and restated exempted limited partnership agreement entered into by the Aggregator and the Investment Management Agreement. The Management Fee is included as a component of Net

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Management Fee.
For the three and six months ended June 30, 2026, the Feeder was allocated $13.6 million and $25.0 million, respectively, of the gross Management Fee recognized by the Aggregator, of which $0.8 million and $0.9 million, respectively, were waived by the Investment Manager as a result of investments in Other Blackstone Accounts for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Feeder was allocated $6.4 million and $11.6 million, respectively, of the gross Management Fee recognized by the Aggregator.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Administration Fee.
For the three and six months ended June 30, 2026, the Feeder was allocated $1.1 million and $2.0 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and six months ended June 30, 2025, the Feeder was allocated $0.5 million and $0.9 million, respectively, of the Administration Fee recognized by the Aggregator.
Dealer Manager Agreement
The Feeder and BXPE U.S. entered into an amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages the Feeder’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Feeder’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Feeder’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Feeder’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Feeder’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the unitholder servicing fees, the Feeder uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, redemptions for that month and distributions, if any, payable on the Feeder’s Units. There are no unitholder servicing fees with respect to Class I-Series I, Class I-Series II and Class I-Series III Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Feeder accrues the cost of the unitholder servicing fees, as applicable, for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. During the three and six months ended June 30, 2026, the Feeder paid $4.6 million and $8.6 million, respectively, of unitholder servicing fees. During the three and six months ended June 30, 2025, the Feeder paid $2.3 million and $3.6 million, respectively, of unitholder servicing fees.
Due to Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Feeder for the payment of fund expenses. These amounts are intended to be cash

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
reimbursed by the Feeder and are non-interest bearing. Due to Affiliates also consists of balances the Feeder owes to other non-consolidated entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
6. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from the Feeder’s available liquidity, including proceeds from the issuance of Units by the Feeder.
Contingencies
    The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.
Indemnifications
    In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.
7. Income Taxes
Uncertain Tax Positions
As of June 30, 2026 and December 31, 2025, the Feeder is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Feeder files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Feeder is subject to examination by various taxing authorities.
8. Financial Highlights
The following financial highlights are calculated for the unitholders of the Feeder as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
transactions and differing fee arrangements. No Class I-Series II Units or Class I-Series III Units have been issued by the Feeder since inception.

	Six Months Ended June 30, 2026 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$33.42	$31.16	$29.35
Proceeds from Units Issued	—	—	—
Net Investment Loss	(0.03)	(0.03)	(0.03)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	4.57	4.48	4.19
Net Increase in Net Assets Resulting from Investment Operations	4.54	4.45	4.16
Servicing Fees	—	(0.28)	(0.10)
Net Increase in Net Assets	4.54	4.17	4.07
Net Asset Value, End of Period	$37.96	$35.34	$33.42
Units Outstanding, End of Period	50,631,029	67,575,933	433,259
Total Return Based on Net Asset Value (c)	13.59%	13.39%	13.87%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.01%	0.01%	0.01%
Net Investment Loss	-0.10%	-0.10%	-0.10%

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.22	$26.38	$24.81
Proceeds from Units Issued	—	—	—
Net Investment Loss	(0.11)	(0.09)	(0.09)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	2.99	2.94	2.68
Net Increase in Net Assets Resulting from Investment Operations	2.88	2.85	2.60
Servicing Fees	—	(0.17)	(0.06)
Net Increase in Net Assets	2.88	2.68	2.54
Net Asset Value, End of Period	$31.10	$29.06	$27.34
Units Outstanding, End of Period	25,943,281	42,824,952	109,056
Total Return Based on Net Asset Value (c)	10.22%	10.17%	10.23%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.03%	0.03%	0.03%
Net Investment Loss	-0.37%	-0.37%	-0.40%
____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Feeder’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit or the initial Net Asset Value per Unit, when applicable. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Professional Fees and Other.
9. Subsequent Events
There have been no events since June 30, 2026 that require recognition or disclosure in the condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investment in the Aggregator at Fair Value (Cost $11,256,534 as of June 30, 2026; $8,419,665 as of December 31, 2025)	$14,481,731	$10,086,895
Cash and Cash Equivalents	238	1,965
Redemption Receivable	61,535	6,544
Due from Affiliates	903	3,179
Other Assets	492	253
Total Assets	$14,544,899	$10,098,836
Liabilities and Net Assets
Due to Affiliates	$1,767	$3,671
Accounts Payable, Accrued Expenses and Other Liabilities	1,190	1,511
Redemptions Payable	61,032	6,415
Servicing Fees Payable	252,164	189,754
Total Liabilities	316,153	201,351
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (232,638,842 Units issued and outstanding as of June 30, 2026; 186,502,697 Units issued and outstanding as of December 31, 2025) (a)	8,917,881	6,288,381
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (6,567,178 Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025) (a)	256,174	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (135,237,242 Units issued and outstanding as of June 30, 2026; 110,691,630 Units issued and outstanding as of December 31, 2025)	4,830,704	3,484,838
Limited Partnership Unit — Class D Units, unlimited Units authorized (5,073,000 Units issued and outstanding as of June 30, 2026; 3,220,614 Units issued and outstanding as of December 31, 2025)	190,243	106,364
Limited Partnership Unit — Class N Units, unlimited Units authorized (1,140,743 Units issued and outstanding as of June 30, 2026; 684,206 Units issued and outstanding as of December 31, 2025)	33,494	17,652
General Partner Interest	250	250
Total Net Assets	14,228,746	9,897,485
Total Liabilities and Net Assets	$14,544,899	$10,098,836
___________________
(a)On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Professional Fees	$460	$534	$1,089	$1,032
Directors’ Fees	155	104	310	207
Other	521	149	548	155
Total Expenses	1,136	787	1,947	1,394
Net Investment Loss	(1,136)	(787)	(1,947)	(1,394)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1,019,913	394,766	1,557,967	617,057
Net Increase in Net Assets Resulting from Operations	$1,018,777	$393,979	$1,556,020	$615,663
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Class N Units	General Partner Interest	Total Net Assets
Balance at March 31, 2026	$7,493,566	$—	$—	$4,091,794	$137,050	$23,371	$250	$11,746,031
Proceeds from Units Issued	815,195	—	250,000	450,646	43,848	8,200	—	1,567,889
Net Investment Loss	(707)	—	(4)	(407)	(15)	(3)	—	(1,136)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	634,692	—	6,168	363,317	13,431	2,305	—	1,019,913
Servicing Fees	—	—	—	(41,461)	(1,034)	(381)	—	(42,876)
Conversion of Units Between Classes or Series	15,744	—	—	(15,744)	—	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(40,609)	—	10	(17,441)	(3,037)	2	—	(61,075)
Balance at June 30, 2026	$8,917,881	$—	$256,174	$4,830,704	$190,243	$33,494	$250	$14,228,746

Balance at March 31, 2025	$3,516,592	$—	$—	$2,148,863	$73,087	$—	$250	$5,738,792
Proceeds from Units Issued	626,285	—	—	283,415	15,110	—	—	924,810
Net Investment Loss	(478)	—	—	(300)	(9)	—	—	(787)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	240,557	—	—	149,481	4,728	—	—	394,766
Servicing Fees	—	—	—	(22,874)	(225)	—	—	(23,099)
Conversion of Units Between Classes or Series	12,308	—	—	(5,082)	(7,226)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(3,909)	—	—	(3,887)	4	—	—	(7,792)
Balance at June 30, 2025	$4,391,355	$—	$—	$2,549,616	$85,469	$—	$250	$7,026,690

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Class N Units	General Partner Interest	Total Net Assets
Balance at December 31, 2025	$6,288,381	$—	$—	$3,484,838	$106,364	$17,652	$250	$9,897,485
Proceeds from Units Issued	1,689,553	—	250,000	915,742	68,853	13,200	—	2,937,348
Net Investment Loss	(1,215)	—	(4)	(700)	(24)	(4)	—	(1,947)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	970,633	—	6,168	558,245	19,679	3,242	—	1,557,967
Servicing Fees	—	—	—	(77,672)	(1,595)	(598)	—	(79,865)
Conversion of Units Between Classes or Series	25,305	—	—	(25,305)	—	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(54,776)	—	10	(24,444)	(3,034)	2	—	(82,242)
Balance at June 30, 2026	$8,917,881	$—	$256,174	$4,830,704	$190,243	$33,494	$250	$14,228,746

Balance at December 31, 2024	$2,748,976	$—	$—	$1,741,432	$65,235	$—	$250	$4,555,893
Proceeds from Units Issued	1,261,692	—	—	632,785	20,110	—	—	1,914,587
Net Investment Loss	(841)	—	—	(536)	(17)	—	—	(1,394)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	373,439	—	—	235,922	7,696	—	—	617,057
Servicing Fees	—	—	—	(47,520)	(335)	—	—	(47,855)
Conversion of Units Between Classes or Series	14,413	—	—	(7,187)	(7,226)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(6,324)	—	—	(5,280)	6	—	—	(11,598)
Balance at June 30, 2025	$4,391,355	$—	$—	$2,549,616	$85,469	$—	$250	$7,026,690
___________________
(a)On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$1,556,020	$615,663
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(1,557,967)	(617,057)
Investment in the Aggregator	(2,897,279)	(1,906,168)
Proceeds from Investment in the Aggregator	28,086	4,499
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	2,298	(235)
Other Assets	(239)	59
Due to Affiliates	(1,904)	403
Accounts Payable, Accrued Expenses and Other Liabilities	(321)	557
Net Cash Used in Operating Activities	(2,871,306)	(1,902,279)
Financing Activities
Proceeds from Issuance of Units	2,914,681	1,914,587
Payment for Servicing Fees	(17,453)	(7,628)
Early Redemption Deduction Received from the Feeder	158	64
Redemption of Units, Net of Early Redemption Deduction	(27,807)	(4,403)
Net Cash Provided by Financing Activities	2,869,579	1,902,620
Cash and Cash Equivalents
Net Increase (Decrease)	(1,727)	341
Beginning of Period	1,965	1,616
End of Period	$238	$1,957
Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$9	$8
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of Class I-Series I Units for Performance Participation Allocation	$22,667	$—
Accrued Servicing Fees	$79,865	$47,855
Redemptions Payable, Net of Early Redemption Deduction	$61,032	$7,883
Early Redemption Deduction Receivable from the Feeder	$83	$87
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedules of Investments (Unaudited)
(Dollars in Thousands)

	June 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (377,312,389 Units) (a)	Investee Fund	Various	Various	$14,481,731	101.8%
Total Investments (Cost $11,256,534)				$14,481,731	101.8%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (298,902,089 Units) (a)	Investee Fund	Various	Various	$10,086,895	101.9%
Total Investments (Cost $8,419,665)				$10,086,895	101.9%
____________________
(a)Refer to Note 3. “Investment in the Aggregator” for details on BXPE U.S.’s proportional share of investments through investees.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
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
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of BXPE U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. BXPE U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The condensed financial statements, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXPE U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator and the accrual of unitholder servicing fees recognized as payables on certain Units by BXPE U.S. Actual results may ultimately differ from those estimates.
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
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
Affiliates
The General Partner, the Investment Manager, the Dealer Manager (as defined in Note 6. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator, BXPE Lux, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXPE U.S. Investments of BXPE and investments of other investment vehicles managed by the Investment Manager (“Other Blackstone Accounts”) are considered affiliates of BXPE based on Blackstone’s level of ownership and control.
Segment Reporting
BXPE U.S. operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of BXPE U.S.’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for BXPE U.S. primarily based on BXPE U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Statements of Operations.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income on the record date of distributions from the Aggregator, if any. BXPE U.S. has an interest of 83.7% and 82.0% in the Aggregator as of June 30, 2026 and December 31, 2025, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S.’s net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
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
Under the Second A&R Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Second A&R Line of Credit is repayable on the earliest of (a) the expiration of the Second A&R Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Second A&R Line of Credit after a repayment event has occurred, the Borrower is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Second A&R Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Second A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Second A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Second A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2026 and December 31, 2025, BXPE U.S. had no borrowings or amounts outstanding under the Second A&R Line of Credit.
5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of June 30, 2026, BXPE U.S. offers six classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S, Class D and Class N Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, upfront subscription fee, and distribution channels.
The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for Class I-Series I, Class S, Class D and Class N Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The initial Transactional NAV for Class I-Series III Units was, and the initial Transactional NAV for Class I-Series II Units will be, equal to the Transactional NAV per Unit for Class I-Series I Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date and is based on the month-end values of investments, the addition

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
At the end of each month, BXPE U.S. allocates its Net Investment Income (Loss) across each class, or series of a class, of Units based on their relative ownership share in BXPE U.S. as of the first calendar day of that month. BXPE U.S. is issued the applicable series of Class I Aggregator units in exchange for its contribution to the Aggregator; specifically, contributions from Class I‑Series II Units are invested into Class I‑Series II Aggregator units, contributions from Class I‑Series III Units are invested into Class I‑Series III Aggregator units, and contributions from all other Units are invested into Class I‑Series I Aggregator units. At the end of each month, each class, or series of a class, of Units is allocated its share of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator based on its relative ownership interest in the corresponding Aggregator series of a class as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXPE or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is BXPE U.S.’s prior month-end Transactional NAV per Unit. No Class I-Series II Units have been issued since inception.
The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Series III Units	Class S Units	Class D Units	Class N Units	Total
Units Outstanding as of March 31, 2026	211,279,864	—	123,704,198	3,943,988	861,230	339,789,280
Units Issued	21,988,514	6,567,178	12,420,972	1,207,741	279,513	42,463,918
Conversion of Units Between Classes or Series	418,526	—	(427,097)	—	—	(8,571)
Redemption of Units	(1,048,062)	—	(460,831)	(78,729)	—	(1,587,622)
Units Outstanding as of June 30, 2026	232,638,842	6,567,178	135,237,242	5,073,000	1,140,743	380,657,005

Units Outstanding as of March 31, 2025	118,980,768	—	77,766,478	2,522,223	—	199,269,469
Units Issued	20,772,111	—	9,502,536	498,259	—	30,772,906
Conversion of Units Between Classes or Series	407,526	—	(170,851)	(239,402)	—	(2,727)
Redemption of Units	(131,231)	—	(129,442)	—	—	(260,673)
Units Outstanding as of June 30, 2025	140,029,174	—	86,968,721	2,781,080	—	229,778,975

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I
	Series I Units	Series III Units	Class S Units	Class D Units	Class N Units	Total
Units Outstanding as of December 31, 2025	186,502,697	—	110,691,630	3,220,614	684,206	301,099,147
Units Issued	46,892,519	6,567,178	25,911,522	1,931,115	456,537	81,758,871
Conversion of Units Between Classes or Series	690,247	—	(703,730)	—	—	(13,483)
Redemption of Units	(1,446,621)	—	(662,180)	(78,729)	—	(2,187,530)
Units Outstanding as of June 30, 2026	232,638,842	6,567,178	135,237,242	5,073,000	1,140,743	380,657,005

Units Outstanding as of December 31, 2024	96,932,930	—	65,661,316	2,346,107	—	164,940,353
Units Issued	42,830,921	—	21,730,577	674,375	—	65,235,873
Conversion of Units Between Classes or Series	480,570	—	(244,575)	(239,402)	—	(3,407)
Redemption of Units	(215,247)	—	(178,597)	—	—	(393,844)
Units Outstanding as of June 30, 2025	140,029,174	—	86,968,721	2,781,080	—	229,778,975

Unit Redemption Plan
In accordance with the terms of the BXPE U.S. Partnership Agreement (as defined in Note 6. “Related Party Transactions”), BXPE U.S. expects to periodically redeem up to 3% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems Units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
In accordance with the terms of the Feeder’s limited partnership agreement, unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXPE U.S.
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

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
During the three and six months ended June 30, 2026, 1,587,622 Units and 2,187,530 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $61.1 million and $82.2 million, respectively, of which 252,042 Units and 411,572 Units at an aggregate value of $9.6 million and $15.2 million related to redemptions by the Feeder, respectively. During the three and six months ended June 30, 2025, 260,673 Units and 393,844 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $7.8 million and $11.6 million, respectively, of which 72,081 Units and 143,624 Units at an aggregate value of $2.2 million and $4.3 million related to redemptions by the Feeder, respectively.
6. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXPE U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the BXPE U.S. Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.
The General Partner elected to receive $22.7 million of BXPE’s Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities of the Aggregator. During the six months ended June 30, 2026, the equity of intermediate entities of the Aggregator was issued and then contributed to BXPE U.S. in exchange for 663,599 BXPE U.S. Class I-Series I Units.
For the three and six months ended June 30, 2026, BXPE U.S. was allocated $150.5 million and $241.2 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and six months ended June 30, 2025, BXPE U.S. was allocated $59.1 million and $93.7 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
Investment Management Agreement
BXPE U.S. has entered into an amended and restated investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds.
Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the third amended and restated exempted limited partnership agreement entered into by the Aggregator and the Investment Management Agreement. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.
For the three and six months ended June 30, 2026, BXPE U.S. was allocated $43.5 million and $79.9 million, respectively, of the gross Management Fee recognized by the Aggregator, of which $2.7 million and $2.9 million was

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
waived by the Investment Manager as a result of investments in Other Blackstone Accounts. For the three and six months ended June 30, 2025, BXPE U.S. was allocated $21.5 million and $38.7 million, respectively, of the gross Management Fee recognized by the Aggregator.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration Fee.
For the three and six months ended June 30, 2026, BXPE U.S. was allocated $3.4 million and $6.3 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and six months ended June 30, 2025, BXPE U.S. was allocated $1.6 million and $2.9 million, respectively, of the Administration Fee recognized by the Aggregator.
Dealer Manager Agreement
BXPE U.S. and the Feeder entered into an amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXPE U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXPE U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85%, 0.25% and 0.50% of the value of BXPE U.S.’s Transactional NAV attributable to Class S, Class D and Class N Units, respectively, as of the last day of each month. In calculating the unitholder servicing fees, BXPE U.S. uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, redemptions for that month and distributions, if any, payable on BXPE U.S.’s Units. There are no unitholder servicing fees with respect to Class I-Series I, Class I-Series II and Class I-Series III Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S, Class D and Class N Units are sold. During the three and six months ended June 30, 2026, BXPE U.S. paid $9.4 million and $17.5 million, respectively, of unitholder servicing fees. During the three and six months ended June 30, 2025, BXPE U.S. paid $4.9 million and $7.6 million, respectively, of unitholder servicing fees. As of June 30, 2025, no Class N Units were outstanding.
Line of Credit
The Borrower entered into the Second A&R Line of Credit with Finco. For additional information, see Note 4. “Line of Credit Agreement.”
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Finco on behalf of BXPE U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXPE U.S. and are non-interest bearing. Due from Affiliates consists of balances owed to BXPE U.S. from other non-consolidated entities within BXPE.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
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
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.
8. Income Taxes
Uncertain Tax Positions
As of June 30, 2026 and December 31, 2025, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
9. Financial Highlights
The following financial highlights are calculated for the unitholders of BXPE U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units have been issued by BXPE U.S. since inception. As of June 30, 2025, no Class I-Series III or Class N Units were outstanding.

	Six Months Ended June 30, 2026 (a)
	Class I
	Series I Units (b)	Series III Units	Class S Units	Class D Units	Class N Units
Per Unit Data
Net Asset Value, Beginning of Period	$33.72	$—	$31.48	$33.03	$25.80
Proceeds from Units Issued	—	38.07	—	—	—
Net Investment Loss	(0.01)	(0.00)	(0.01)	(0.01)	(0.00)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	4.62	0.94	4.53	4.63	3.70
Net Increase in Net Assets Resulting from Investment Operations	4.61	0.94	4.52	4.62	3.70
Early Redemption Deduction Fees	0.00	0.00	0.00	0.00	0.00
Servicing Fees	—	—	(0.29)	(0.15)	(0.14)
Net Increase in Net Assets	4.62	0.94	4.24	4.48	3.56
Net Asset Value, End of Period	$38.33	$39.01	$35.72	$37.50	$29.36
Units Outstanding, End of Period	232,638,842	6,567,178	135,237,242	5,073,000	1,140,743
Total Return Based on Net Asset Value (c)	13.69%	2.47%	13.46%	13.55%	13.81%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.02%	0.00%	0.02%	0.02%	0.02%
Total Expenses (d)	0.02%	0.00%	0.02%	0.02%	0.02%
Net Investment Loss	-0.02%	0.00%	-0.02%	-0.02%	-0.02%

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.36	$26.52	$27.81
Proceeds from Units Issued	—	—	—
Net Investment Loss	(0.01)	(0.01)	(0.01)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	3.00	2.97	2.98
Net Increase in Net Assets Resulting from Investment Operations	3.00	2.96	2.98
Servicing Fees	—	(0.17)	(0.05)
Net Increase in Net Assets	3.00	2.80	2.93
Net Asset Value, End of Period	$31.36	$29.32	$30.73
Units Outstanding, End of Period	140,029,174	86,968,721	2,781,080
Total Return Based on Net Asset Value (c)	10.58%	10.54%	10.52%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.02%	0.02%	0.02%
Total Expenses (d)	0.02%	0.02%	0.02%
Net Investment Loss	-0.02%	-0.02%	-0.02%
____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)On January 1, 2026, BXPE U.S. redesignated Class I Units as Class I-Series I Units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit or the initial Net Asset Value per Unit, when applicable. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Professional Fees, Directors’ Fees, and Other.
10. Subsequent Events
There have been no events since June 30, 2026 that require recognition or disclosure in the condensed financial statements.

BXPE US Aggregator (CYM) L.P.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $12,846,077 as of June 30, 2026; $9,256,345 as of December 31, 2025)	$17,193,030	$11,435,461
Investments in Affiliated Investee Funds at Fair Value (Cost $912,591 as of June 30, 2026; $893,757 as of December 31, 2025)	1,087,171	1,041,688
Cash and Cash Equivalents	98,422	293,250
Derivative Assets at Fair Value (Cost $158 as of June 30, 2026; $473 as of December 31, 2025)	23,172	5,190
Due from Affiliates	668	2,326
Interest and Dividend Receivable and Other Assets	525,689	47,712
Deferred Assets	40,927	24,767
Deferred Tax Assets	22,049	20,004
Total Assets	$18,991,128	$12,870,398
Liabilities and Net Assets
Due to Affiliates	$9,291	$9,616
Borrowings	857,000	—
Payable for Investments Purchased	54,038	148,186
Accrued Performance Participation Allocation	212,134	123,071
Management Fee Payable	51,493	37,563
Derivative Liabilities at Fair Value (Cost $— as of June 30, 2026 and December 31, 2025)	539	2,951
Deferred Tax Liabilities	363,902	208,873
Administration Fees Payable	4,123	2,968
Accounts Payable, Accrued Expenses and Other Liabilities	18,216	9,681
Redemptions Payable	110,185	21,116
Total Liabilities	1,680,921	564,025
Commitments and Contingencies
Net Assets (a)
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (444,609,281 Units issued and outstanding as of June 30, 2026; 364,713,006 Units issued and outstanding as of December 31, 2025)	17,054,039	12,306,373
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (6,559,579 Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025)	256,168	—
Total Net Assets	17,310,207	12,306,373
Total Liabilities and Net Assets	$18,991,128	$12,870,398
___________________
(a)On January 1, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest Income	$40,957	$22,830	$88,016	$41,949
Dividend Income	30,315	61,763	45,445	94,440
Other	606	90	1,205	205
Total Income	71,878	84,683	134,666	136,594
Expenses
Management Fees	52,330	26,847	96,507	48,866
Organizational Expenses	205	2,334	205	3,020
Performance Participation Allocation	180,948	73,618	291,183	117,892
Professional Fees	11,053	5,683	19,548	12,102
Deferred Financing Cost Amortization	3,550	1,734	6,970	3,262
Deferred Offering Costs Amortization	285	158	583	268
Administration Fees	4,119	1,981	7,653	3,648
Interest Expense	12,588	1,000	13,500	5,766
Other	6,743	—	8,147	—
Total Expenses	271,821	113,355	444,296	194,824
Management Fees Waived	(3,198)	—	(3,419)	—
Net Expenses	268,623	113,355	440,877	194,824
Net Investment Loss Before Provision for Taxes	(196,745)	(28,672)	(306,211)	(58,230)
Provision for Taxes	36,927	24,052	155,253	50,756
Net Investment Loss	(233,672)	(52,724)	(461,464)	(108,986)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain on Investments and Derivative Instruments	82,439	2,832	126,681	42,931
Net Change in Unrealized Gain (Loss) on Investments	1,370,589	441,053	2,266,477	749,868
Net Change in Unrealized Gain (Loss) on Derivative Instruments	11,254	(51,649)	20,708	(116,095)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(4,484)	153,195	(71,960)	209,560
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	1,459,798	545,431	2,341,906	886,264
Net Increase in Net Assets Resulting from Operations	$1,226,126	$492,707	$1,880,442	$777,278
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at March 31, 2026	$14,486,990	$—	$—	$14,486,990
Proceeds from Units Issued	1,457,276	—	250,000	1,707,276
Net Investment Loss	(232,437)	—	(1,235)	(233,672)
Net Realized Gain on Investments and Derivative Instruments	81,416	—	1,023	82,439
Net Change in Unrealized Gain (Loss) on Investments	1,363,701	—	6,888	1,370,589
Net Change in Unrealized Gain (Loss) on Derivative Instruments	11,075	—	179	11,254
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(3,797)	—	(687)	(4,484)
Redemption of Units	(110,185)	—	—	(110,185)
Balance at June 30, 2026	$17,054,039	$—	$256,168	$17,310,207

Balance at March 31, 2025	$7,429,633	$—	$—	$7,429,633
Proceeds from Units Issued	991,499	—	—	991,499
Net Investment Loss	(52,724)	—	—	(52,724)
Net Realized Gain on Investments and Derivative Instruments	2,832	—	—	2,832
Net Change in Unrealized Gain (Loss) on Investments	441,053	—	—	441,053
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(51,649)	—	—	(51,649)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	153,195	—	—	153,195
Redemption of Units	(19,400)	—	—	(19,400)
Balance at June 30, 2025	$8,894,439	$—	$—	$8,894,439

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at December 31, 2025	$12,306,373	$—	$—	$12,306,373
Proceeds from Units Issued	3,019,504	—	250,000	3,269,504
Net Investment Loss	(460,229)	—	(1,235)	(461,464)
Net Realized Gain on Investments and Derivative Instruments	125,658	—	1,023	126,681
Net Change in Unrealized Gain (Loss) on Investments	2,259,589	—	6,888	2,266,477
Net Change in Unrealized Gain (Loss) on Derivative Instruments	20,529	—	179	20,708
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(71,273)	—	(687)	(71,960)
Redemption of Units	(146,112)	—	—	(146,112)
Balance at June 30, 2026	$17,054,039	$—	$256,168	$17,310,207

Balance at December 31, 2024	$6,099,147	$—	$—	$6,099,147
Proceeds from Units Issued	2,049,551	—	—	2,049,551
Net Investment Loss	(108,986)	—	—	(108,986)
Net Realized Gain on Investments and Derivative Instruments	42,931	—	—	42,931
Net Change in Unrealized Gain (Loss) on Investments	749,868	—	—	749,868
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(116,095)	—	—	(116,095)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	209,560	—	—	209,560
Redemption of Units	(31,537)	—	—	(31,537)
Balance at June 30, 2025	$8,894,439	$—	$—	$8,894,439
___________________
(a)On January 1, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$1,880,442	$777,278
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized Gain on Investments and Derivative Instruments	(126,681)	(42,931)
Net Change in Unrealized (Gain) Loss on Investments	(2,266,477)	(749,868)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(20,708)	116,095
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	71,960	(209,560)
Net Amortization of Debt Investments	109	5
Deferred Costs Amortization	7,553	3,531
Purchases of Investments	(5,042,255)	(2,354,080)
Proceeds from Investments	1,560,998	371,680
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	1,658	(215)
Interest and Dividend Receivable and Other Assets	(478,369)	49,426
Deferred Tax Assets	(2,045)	—
Deferred Assets	(23,713)	(9,860)
Due to Affiliates	(325)	859
Accounts Payable, Accrued Expenses and Other Liabilities	8,535	(6,352)
Payable for Investments Purchased	(94,148)	(21,134)
Deferred Tax Liabilities	155,029	46,239
Taxes Payable	—	2,093
Management Fee Payable	13,930	8,638
Administration Fees Payable	1,155	523
Accrued Performance Participation Allocation	111,730	(9,984)
Net Cash Used in Operating Activities	(4,241,622)	(2,027,617)
continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Financing Activities
Proceeds from Issuance of Units	$3,246,837	$2,049,551
Proceeds from Borrowings	1,870,000	1,314,000
Repayment of Borrowings	(1,013,000)	(1,381,000)
Redemption of Units	(57,043)	(19,174)
Net Cash Provided by Financing Activities	4,046,794	1,963,377
Cash and Cash Equivalents
Net Decrease	(194,828)	(64,240)
Beginning of Period	293,250	114,690
End of Period	$98,422	$50,450
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$1,203	$2,188
Cash Paid for Interest	$12,043	$5,970
Supplemental Disclosure of Non-Cash Financing Activities
Redemptions Payable	$110,185	$19,400
Issuance of Class I-Series I Units for Performance Participation Allocation	$22,667	$—
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity Investments (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$1,485,709	8.6%
Other Investment(s) in Equity	APAC	232,336	1.3%
Other Investment(s) in Equity	EMEA	269,043	1.6%
Total Business Services		1,987,088	11.5%

Consumer
Other Investment(s) in Equity (b)	Americas	1,495,667	8.6%
Other Investment(s) in Equity	EMEA	36,790	0.2%
Other Investment(s) in Equity	APAC	7,904	0.0%
Total Consumer		1,540,361	8.9%

Energy
Other Investment(s) in Equity (b)	Americas	1,507,575	8.7%
Other Investment(s) in Equity	EMEA	76,079	0.4%
Other Investment(s) in Equity	APAC	412	0.0%
Total Energy		1,584,066	9.2%

Financial Services
Other Investment(s) in Equity (b)	Americas	1,152,148	6.7%
Other Investment(s) in Equity	EMEA	255,231	1.5%
Other Investment(s) in Equity	APAC	126,789	0.7%
Total Financial Services		1,534,168	8.9%

Healthcare
Other Investment(s) in Equity (b)	Americas	1,229,902	7.1%
Other Investment(s) in Equity	EMEA	177,276	1.0%
Other Investment(s) in Equity	APAC	45,835	0.3%
Total Healthcare		1,453,013	8.4%

Industrials
Air Control Concepts Holdings, L.P. (11,112,526 shares) (c)	Americas	866,835	5.0%
Other Investment(s) in Equity (b)	Americas	1,379,808	8.0%
Other Investment(s) in Equity	APAC	2,272	0.0%
Total Industrials		2,248,915	13.0%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$420,632	2.4%
Other Investment(s) in Equity	Americas	217,685	1.3%
Total Infrastructure		638,317	3.7%

Media & Entertainment
Other Investment(s) in Equity (b)	EMEA	956,228	5.5%
Other Investment(s) in Equity	Americas	82,226	0.5%
Other Investment(s) in Equity	APAC	9,592	0.1%
Total Media & Entertainment		1,048,046	6.1%

Software
Other Investment(s) in Equity (b)	Americas	1,341,093	7.7%
Other Investment(s) in Equity	EMEA	286,162	1.7%
Total Software		1,627,255	9.4%

Technology & Services
Fortis Holdco L.P. (2,120,559 shares) (d)	Americas	1,235,867	7.1%
Other Investment(s) in Equity	Americas	538,304	3.1%
Other Investment(s) in Equity	APAC	148,726	0.9%
Other Investment(s) in Equity	EMEA	25,530	0.1%
Total Technology & Services		1,948,427	11.3%
Total Equity Investments (Cost: Americas $9,044,809, EMEA $1,555,195, APAC $785,729)		15,609,656	90.2%

Debt Investments
Debt Investments - Private (e)
Consumer
Other Investment(s) in Debt	EMEA	347,931	2.0%
Total Consumer		347,931	2.0%

Energy
Other Investment(s) in Debt	APAC	7,571	0.0%
Total Energy		7,571	0.0%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) (e)
Media & Entertainment
Other Investment(s) in Debt	EMEA	$119,806	0.7%
Total Media & Entertainment		119,806	0.7%

Software
Other Investment(s) in Debt	Americas	1,688	0.0%
Total Software		1,688	0.0%

Technology & Services
Other Investment(s) in Debt	Americas	252,698	1.5%
Other Investment(s) in Debt	APAC	22,005	0.1%
Total Technology & Services		274,703	1.6%
Total Debt Investments - Private (Cost: Americas $215,167, EMEA $378,577, APAC $27,264)		751,699	4.3%

Debt Investments - Liquids (f)
Business Services
Other Investment(s) in Debt	Americas	63,900	0.4%
Total Business Services		63,900	0.4%

Consumer
Other Investment(s) in Debt	Americas	131,226	0.8%
Other Investment(s) in Debt	EMEA	9,932	0.1%
Total Consumer		141,158	0.8%

Energy
Other Investment(s) in Debt	Americas	52,453	0.3%
Total Energy		52,453	0.3%

Financial Services
Other Investment(s) in Debt	Americas	97,433	0.6%
Other Investment(s) in Debt	EMEA	3,693	0.0%
Total Financial Services		101,126	0.6%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued) (f)
Healthcare
Other Investment(s) in Debt	Americas	$67,599	0.4%
Total Healthcare		67,599	0.4%

Industrials
Other Investment(s) in Debt	Americas	224,837	1.3%
Other Investment(s) in Debt	EMEA	21,986	0.1%
Other Investment(s) in Debt	APAC	4,052	0.0%
Total Industrials		250,875	1.4%

Infrastructure
Other Investment(s) in Debt	Americas	45,198	0.3%
Total Infrastructure		45,198	0.3%

Media & Entertainment
Other Investment(s) in Debt	Americas	20,522	0.1%
Other Investment(s) in Debt	EMEA	3,004	0.0%
Total Media & Entertainment		23,526	0.1%

Software
Other Investment(s) in Debt	Americas	65,744	0.4%
Total Software		65,744	0.4%

Technology & Services
Other Investment(s) in Debt	Americas	13,109	0.1%
Other Investment(s) in Debt	APAC	6,987	0.0%
Total Technology & Services		20,096	0.1%
Total Debt Investments - Liquids (Cost: Americas $789,446, EMEA $38,845, APAC $11,044)		831,675	4.8%
Total Debt Investments (Cost: Americas $1,004,613, EMEA $417,422, APAC $38,308)		1,583,374	9.1%
Total Investments (Cost; $12,846,077)		17,193,030	99.3%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds
Diversified
Other Investment(s) in Affiliated Investee Funds	Americas	$226,225	1.3%
Total Diversified		226,225	1.3%

Energy
Other Investment(s) in Affiliated Investee Funds	Americas	34,664	0.2%
Total Energy		34,664	0.2%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	30,855	0.2%
Total Financial Services		30,855	0.2%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	98,904	0.6%
Total Infrastructure		98,904	0.6%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	129,278	0.7%
Total Software		129,278	0.7%

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Americas	229,441	1.3%
Other Investment(s) in Affiliated Investee Funds	Various	218,977	1.3%
Total Specialty Finance		448,417	2.6%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	83,064	0.5%
Total Technology & Services		83,064	0.5%

Various (g)
Other Investment(s) in Affiliated Investee Funds	Americas	35,764	0.2%
Total Various		35,764	0.2%
Total Affiliated Investee Funds (Cost: Americas $651,407, EMEA $19,837, Various $241,347)		1,087,171	6.3%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Other Money Market Funds	Americas	$24,614	0.1%
Total Money Market Fund (Cost: $24,614 Americas)		24,614	0.1%

Cash
Cash Held at Banks	n/a	73,808	0.4%
Total Cash (Cost: $73,808)		73,808	0.4%
Total Cash and Cash Equivalents (Cost: $98,422)		98,422	0.6%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contract(s)	n/a	23,095	0.1%
Foreign Currency Options Contract(s)	n/a	77	0.0%
Total Derivative Assets (Cost: $158)		23,172	0.1%

Derivative Liabilities
Foreign Currency Forward Contract(s)	n/a	539	0.0%
Total Derivative Liabilities (Cost: $—)		539	0.0%
Total Derivative Instruments (Cost: $158)		22,633	0.1%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $13,857,248)		18,401,256	106.3%

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity Investments (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$679,239	5.5%
Other Investment(s) in Equity	APAC	226,583	1.8%
Other Investment(s) in Equity	EMEA	225,064	1.8%
Total Business Services		1,130,886	9.2%

Consumer
Other Investment(s) in Equity (b)	Americas	1,039,903	8.5%
Other Investment(s) in Equity	EMEA	33,404	0.3%
Other Investment(s) in Equity	APAC	7,929	0.1%
Total Consumer		1,081,236	8.8%

Energy
Other Investment(s) in Equity	Americas	419,466	3.4%
Other Investment(s) in Equity	EMEA	10,712	0.1%
Other Investment(s) in Equity	APAC	491	0.0%
Total Energy		430,669	3.5%

Financial Services
Other Investment(s) in Equity (b)	Americas	903,363	7.3%
Other Investment(s) in Equity	EMEA	121,672	1.0%
Other Investment(s) in Equity	APAC	4,017	0.0%
Total Financial Services		1,029,052	8.4%

Healthcare
Other Investment(s) in Equity	Americas	615,329	5.0%
Other Investment(s) in Equity	APAC	32,811	0.3%
Total Healthcare		648,140	5.3%

Industrials
Air Control Concepts Holdings, L.P. (11,112,526 shares) (c)	Americas	694,533	5.6%
Other Investment(s) in Equity	Americas	427,748	3.5%
Other Investment(s) in Equity	APAC	2,244	0.0%
Total Industrials		1,124,525	9.1%

continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$320,566	2.6%
Other Investment(s) in Equity	Americas	169,192	1.4%
Total Infrastructure		489,758	4.0%

Media & Entertainment
Other Investment(s) in Equity (b)	EMEA	1,055,091	8.6%
Other Investment(s) in Equity	Americas	77,946	0.6%
Other Investment(s) in Equity	APAC	14,486	0.1%
Total Media & Entertainment		1,147,523	9.3%

Software
Other Investment(s) in Equity (b)	Americas	1,202,429	9.8%
Other Investment(s) in Equity	EMEA	264,996	2.2%
Total Software		1,467,425	11.9%

Technology & Services
Other Investment(s) in Equity (b)	Americas	627,031	5.1%
Other Investment(s) in Equity	APAC	143,027	1.2%
Other Investment(s) in Equity	EMEA	25,141	0.2%
Total Technology & Services		795,199	6.5%
Total Equity Investments (Cost: Americas $5,410,867, EMEA $1,215,599, APAC $670,646)		9,344,413	75.9%

Debt Investments
Debt Investments - Private (e)
Consumer
Other Investment(s) in Debt	EMEA	342,064	2.8%
Total Consumer		342,064	2.8%

Energy
Other Investment(s) in Debt	APAC	6,986	0.1%
Total Energy		6,986	0.1%
continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) (e)
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

Debt Investments - Liquid (f)
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

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued) (f)
Healthcare
Other Investment(s) in Debt	Americas	$73,557	0.6%
Other Investment(s) in Debt	EMEA	20,525	0.2%
Total Healthcare		94,082	0.8%

Industrials
Other Investment(s) in Debt	Americas	278,647	2.3%
Other Investment(s) in Debt	EMEA	21,751	0.2%
Other Investment(s) in Debt	APAC	4,087	0.0%
Total Industrials		304,485	2.5%

Infrastructure
Other Investment(s) in Debt	Americas	52,207	0.4%
Total Infrastructure		52,207	0.4%

Media & Entertainment
Other Investment(s) in Debt	Americas	19,736	0.2%
Other Investment(s) in Debt	EMEA	3,014	0.0%
Total Media & Entertainment		22,750	0.2%

Software
Other Investment(s) in Debt	Americas	166,041	1.3%
Total Software		166,041	1.3%

Technology & Services
Other Investment(s) in Debt	Americas	21,512	0.2%
Other Investment(s) in Debt	APAC	7,036	0.1%
Total Technology & Services		28,548	0.2%
Total Debt Investments - Liquids (Cost: Americas $1,128,361, EMEA $65,498, APAC $11,091)		1,206,463	9.8%
Total Debt Investments (Cost: Americas $1,492,636, EMEA $449,694, APAC $16,903)		2,091,048	17.0%
Total Investments (Cost $9,256,345)		11,435,461	92.9%
continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Unit Data)

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

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds (continued)
Various (g)
Other Investment(s) in Affiliated Investee Funds	Americas	$425	0.0%
Total Various		425	0.0%
Total Affiliated Investee Funds (Cost: Americas $622,267, EMEA $19,760, Various $251,730)		1,041,688	8.5%

Cash and Cash Equivalents
Money Market Fund
Other Money Market Fund(s)	Americas	145,513	1.2%
Total Money Market Fund (Cost: Americas $145,513)		145,513	1.2%

Cash
Cash Held at Banks	n/a	147,737	1.2%
Total Cash (Cost: $147,737)		147,737	1.2%
Total Cash and Cash Equivalents (Cost: $293,250)		293,250	2.4%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contract(s)	n/a	5,041	0.0%
Commodity Futures Contract(s)	n/a	149	0.0%
Total Derivative Assets (Cost: $473)		5,190	0.0%

Derivative Liabilities
Foreign Currency Forward Contract(s)	n/a	2,951	0.0%
Total Derivative Liabilities (Cost:$—)		2,951	0.0%
Total Derivative Instruments (Cost: $473)		2,239	0.0%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $10,443,825)		$12,772,638	103.8%
________________
Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a        Not applicable.
EMEA    Europe, Middle East and Africa.
APAC    Asia Pacific.
(a)Equity Investments include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants, (4) royalty streams and (5) other equity-linked securities.
(b)There were no single investments included in this category that exceeded 5% of net assets of the Aggregator, BXPE U.S., the Feeder or the Parallel Fund (each as defined in Note 1. “Organization”).
(c)A portion of this investment is held through Heat Shared Blocker LLC which in turn invests into Air Control Concepts Holdings L.P.
(d)A portion of this investment is held through Validus Holdings DE L.P.
continued...
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Unit Data)

(e)Private debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to direct lending debt investments.
(f)Liquid debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans and (2) interests in collateralized loan obligations. Investments that are generally liquid in nature are intended to be held for short durations and may be used to generate income, facilitate capital deployment or provide a potential source of liquidity.
(g)Fund investments are diversified and are not categorized to one industry.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
1. Organization
BXPE US Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on June 15, 2023. BXPE US Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the third amended and restated exempted limited partnership agreement (as may be further amended and restated from time to time, the “Aggregator Partnership Agreement”).
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
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors. The Aggregator has the same investment objectives as BXPE U.S.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire period. Certain reclassifications of prior periods’ amounts have been made to conform to the current period presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates include those used in the measurement of deferred tax balances (including valuation allowances, if any) and the valuation of investments and financial instruments which involve a higher degree of judgment and complexity and may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Aggregator holds a large position and a sale could reasonably impact the quoted price.
•Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
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
Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).
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
Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued utilizing valuation techniques such as external

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Aggregator to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including, but not limited to, the publicly traded share price of the common shares or units in active markets as of the reporting date, preferred-in-kind dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds may be valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies. For certain Investments in Affiliated Investee Funds, investments held directly by such funds may also be direct investments of BXPE. In these circumstances, the Aggregator and the affiliated investee fund shall apply a consistent fair value methodology to value such investments, with the Aggregator applying a methodology as discussed under the Investments at Fair Value section above.
Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
Derivative instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates. The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. The Aggregator presents unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations.
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
Management Fees Offset and Waived
As described in the Investment Management Agreement (as defined in Note 7. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata share of 100% of the net break-up, topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXPE through secondary market purchases of existing investments in investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicle formed in connection with any investments made thereby and any investment vehicles formed in connection with Blackstone’s side-by-side or additional general partner investments relating thereto, including BXPE Lux (“Other Blackstone Accounts”) (excluding secondary investments in Other Blackstone Accounts that were made as part of the portfolio transaction) paid to the Investment Manager or its affiliates in connection with BXPE’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 7. “Related Party Transactions” for more information.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal corporate income tax of 21% of their share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of their share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
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
Affiliates
The General Partner, the Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S., Parallel Funds, the Feeder, BXPE Lux, and Other Blackstone Accounts are affiliates of the Aggregator. Investments of BXPE and investments of other investment vehicles managed by the Investment Manager are considered affiliates of BXPE based on Blackstone’s level of ownership and control.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Aggregator’s annual period ending December 31, 2026.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$73,808	$—	$—	$—	$73,808
Money Market Fund	24,614	—	—	—	24,614
Total Cash and Cash Equivalents	98,422	—	—	—	98,422
Investments
Equity Investments	—	743,669	14,827,463	38,524	15,609,656
Debt Investments
Private	—	—	751,699	—	751,699
Liquids	—	817,110	14,565	—	831,675
Total Debt Investments	—	817,110	766,264	—	1,583,374
Total Investments	—	1,560,779	15,593,727	38,524	17,193,030
Investments in Affiliated Investee Funds	—	—	—	1,087,171	1,087,171
Derivative Assets	—	23,172	—	—	23,172
	$98,422	$1,583,951	$15,593,727	$1,125,695	$18,401,795

Liabilities
Derivative Liabilities	$—	$539	$—	$—	$539

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The Aggregator may hold equity securities that are subject to contractual sale restrictions that are deemed an attribute of the holder rather than the investment. Contractual sale restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of June 30, 2026, there were no equity securities subject to contractual sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale restrictions or other transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of June 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$11,877,966	Discounted Cash Flows	WACC	7.4% to 31.8%	16.7%	Lower
			Exit Multiple	1.4x to 30.0x	15.8x	Higher
	1,584,323	Recent Round of Financing	n/a
	1,323,174	Transactional Value	n/a
	41,207	Market Approach	Market Multiple	26.5x	26.5x	Higher
	793	Options Pricing	Selected Volatility	20.0%	20.0%	Higher
Debt Investments - Private	751,699	Discounted Cash Flows	WACC	8.3% to 20.2%	13.9%	Lower
Debt Investments - Liquids	14,565	Third-Party Pricing	n/a
Total Investments	15,593,727
	$15,593,727

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$8,339,888	Discounted Cash Flows	WACC	7.2% - 30.4%	16.4%	Lower
			Exit Multiple	7.6x - 24.0x	16.5x	Higher
	662,275	Recent Round of Financing	n/a
	286,418	Transactional Value	n/a
Debt Investments - Private	884,585	Discounted Cash Flows	WACC	7.9% - 15.3%	11.8%	Lower
Debt Investments - Liquids	10,849	Third-Party Pricing	n/a
Total Investments	10,184,015
	$10,184,015
____________________

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2026
	Equity Investments	Debt Investments - Private	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$11,501,021	$751,642	$14,868	$—	$12,267,531
Purchases	2,769,356	27,787	986	—	2,798,129
Sales and Proceeds from Investments	(128,318)	(27,821)	(159)	—	(156,298)
Transfer Into Level III (a)	—	—	5,126	—	5,126
Transfer Out of Level III (a)	(348,922)	—	(6,232)	—	(355,154)
Change in Gain (Loss) Included in Net Assets	1,034,326	91	(24)	—	1,034,393
Balance, End of Period	$14,827,463	$751,699	$14,565	$—	$15,593,727
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$1,041,522	$91	$(24)	$—	$1,041,589

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2026
	Equity Investments	Debt Investments - Private	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$9,288,581	$884,585	$10,849	$—	$10,184,015
Purchases	4,164,554	37,122	9,079	—	4,210,755
Sales and Proceeds from Investments	(172,747)	(170,396)	(9,842)	—	(352,985)
Transfer Into Level III (a)	12,274	—	10,754	—	23,028
Transfer Out of Level III (a)	(348,922)	—	(6,232)	—	(355,154)
Change in Gain (Loss) Included in Net Assets	1,883,723	388	(43)	—	1,884,068
Balance, End of Period	$14,827,463	$751,699	$14,565	$—	$15,593,727
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$1,890,082	$388	$(43)	$—	$1,890,427

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2025
	Equity Investments	Debt Investments	Affiliated Investee Funds	Total
Balance, Beginning of Period	$5,566,512	$589,562	$231,132	$6,387,206
Purchases	716,980	27,147	1,537	745,664
Sales and Proceeds from Investments	(67,110)	(1,489)	—	(68,599)
Transfer Out of Level III (b)	—	—	(185,942)	(185,942)
Change in Gain (Loss) Included in Net Assets	356,034	54,421	24,969	435,424
Balance, End of Period	$6,572,416	$669,641	$71,696	$7,313,753
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$356,034	$54,421	$24,969	$435,424

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2025
	Equity Investments	Debt Investments	Affiliated Investee Funds	Total
Balance, Beginning of Period	$4,028,240	$541,284	$248,934	$4,818,458
Purchases	2,038,784	53,156	1,537	2,093,477
Sales and Proceeds from Investments	(105,687)	(9,492)	(424)	(115,603)
Transfer Out of Level III (b)	(64,680)	—	(185,942)	(250,622)
Change in Gain (Loss) Included in Net Assets	675,759	84,693	7,591	768,043
Balance, End of Period	$6,572,416	$669,641	$71,696	$7,313,753
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$675,759	$84,693	$7,591	$768,043
____________________
(a)For the three and six months ended June 30, 2026, the transfers in and out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.
(b)For the three and six months ended June 30, 2025, the transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of June 30, 2026 and December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	June 30, 2026		December 31, 2025
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$1,342,011	$1,087,171	$803,755	$1,041,688
Portfolio Companies (b)	—	38,524	34,104	55,832
	$1,342,011	$1,125,695	$837,859	$1,097,520
____________________
(a)Affiliated Investee Funds primarily hold Level III private investments in the Diversified, Energy, Financial Services, Infrastructure, Software, Specialty Finance, Technology & Services, and Various sectors.
(b)Portfolio Companies primarily invest in Financial Services.
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts (in thousands):

	June 30, 2026						December 31, 2025
	Assets			Liabilities			Assets			Liabilities
	Notional		Fair Value	Notional		Fair Value	Notional		Fair Value	Notional		Fair Value
Derivative Instruments
Foreign Currency Contracts (EUR)		€779,200	$21,662		€637,800	$233		€1,034,760	$4,263		€721,578	$2,951
Foreign Currency Contracts (CAD)	C$	24,437	$717	C$	24,437	$306	C$	—	$—	C$	—	$—
Foreign Currency Contracts (JPY)		¥1,803,321	$716		¥—	$—		¥1,290,444	$778		¥—	$—
Foreign Currency Contracts (ILS)	₪	9,406	$77	₪	—	$—	₪	—	$—	₪	—	$—
Commodity Futures Contracts		$—	$—		$—	$—		$56	$149		$—	$—
			$23,172			$539			$5,190			$2,951

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$(1,683)	$(16,006)	$(1,120)	$17,940
Commodity Futures Contracts	(343)	—	(343)	—
Total Realized Gain (Loss)	(2,026)	(16,006)	(1,463)	17,940
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	11,050	(46,836)	20,384	(111,101)
Commodity Futures Contracts	204	(67)	324	(247)
Forward Sales Contracts	—	(4,746)	—	(4,746)
Total Net Change in Unrealized Gain (Loss)	11,254	(51,649)	20,708	(116,094)
	$9,228	$(67,655)	$19,245	$(98,154)
As of June 30, 2026 and December 31, 2025, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Borrowings
Bonavista Credit Facility
On July 25, 2024, Bonavista Funding Ltd. (“Bonavista”), a consolidated wholly owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a revolving credit agreement (the “Bonavista Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed the initial aggregate commitment of $300.0 million, subject to customary conditions. The Bonavista Credit Facility is collateralized by assets of Bonavista. The obligations under the Bonavista Credit Facility have limited recourse, with repayment solely from the assets collateralizing Bonavista. The liabilities of Bonavista do not have recourse to the general credit of the Aggregator. On March 6, 2026 (the “Third Amendment Date”), the aggregate commitment was increased to $675.0 million. The increased aggregate commitment expired on July 6, 2026, after which the aggregate commitment was decreased to $575.0 million until March 6, 2027, when the aggregate commitment will decrease to $375.0 million.
The parties to the Bonavista Credit Facility include Bonavista, as borrower, the Aggregator, a third-party administrative agent (in such capacity, the “Bonavista Administrative Agent”), also serving as sole lead arranger and sole book manager, and the other third-party lenders as identified in the Bonavista Credit Facility. The Bonavista Credit Facility matures on March 6, 2028, and may not be extended. Upon an event of default, the Bonavista Administrative Agent may also terminate its commitment.
Under the Bonavista Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the borrower’s discretion, at a rate of the (a) one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.25% per annum or (b) base rate (as defined in the Bonavista Credit Facility) plus a spread of 1.25%. The Aggregator may voluntarily prepay any loans upon notice to the Bonavista Administrative Agent without a premium or penalty, subject to certain conditions. The Bonavista Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (each as defined below). The “First Unused Amount” incurs no commitment fee for the first nine months the Bonavista Credit Facility is outstanding; thereafter, the commitment fee on the First Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 1.00%. The “Second Unused Amount” incurs (a) on and after the Third Amendment Date and prior to the three-month anniversary of the Third Amendment Date, an amount equal to $375.0 million minus the sum of the total borrowings outstanding and the First Unused Amount; (b) thereafter, an amount equal to the aggregate commitment minus the sum of the total borrowings outstanding and the First Unused Amount, multiplied by 0.30%.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
As of June 30, 2026, Bonavista had $659.0 million outstanding under the Bonavista Credit Facility. As of December 31, 2025, Bonavista had no borrowings or amounts outstanding under the Bonavista Credit Facility. The borrowing carrying amount outstanding under the Bonavista Credit Facility as of June 30, 2026 approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of June 30, 2026, the effective interest rate on borrowings outstanding was 4.88%.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an initial aggregate commitment of $375.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator, among other things, may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%), where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). On May 27,2026, the Aggregator entered into an amendment to the Aggregator Credit Agreement (as amended, “The Amended Aggregator Credit Agreement”). As of June 30, 2026, the aggregate commitment was $2.7 billion.
The parties to the Amended Aggregator Credit Agreement include the Aggregator, as borrower, a third-party administrative agent (in such capacity, the “Aggregator Administrative Agent”), third-party joint lead arrangers (in such capacities, the “Joint Lead Arrangers”) and co-structuring agents, and certain other lenders and the letter of credit issuers as identified in the Amended Aggregator Credit Agreement. The Amended Aggregator Credit Agreement, as amended, matures on May 25, 2029, subject to two one-year extension options requiring approval by the Aggregator Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Amended Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the (a) one-month term SOFR plus a spread of 3.00% per annum, (b) daily simple SOFR plus a spread of 3.00% per annum, or (c) base rate (as defined in the Amended Aggregator Credit Agreement) plus a spread of 2.00%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Amended Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.45% to 0.65% and is dependent on the total borrowings outstanding. Under the Amended Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused commitment fees.
The Amended Aggregator Credit Agreement contains customary representations and warranties, events of default, cash sweep events and affirmative and negative covenants. The Aggregator’s obligations under the Amended Aggregator Credit Agreement are non-recourse to BXPE U.S. and secured by the Aggregator’s distributions received from investments and the equity interest in certain of its subsidiaries. Upon an event of default, the lenders of the Amended Aggregator Credit Agreement may also terminate their commitment.
As of June 30, 2026, the Aggregator had $198.0 million outstanding under the Amended Aggregator Credit Agreement. As of December 31, 2025, the Aggregator had no borrowings or amounts outstanding under the Amended Aggregator Credit Agreement. The borrowing carrying amount outstanding under the Amended Aggregator Credit Agreement as of June 30, 2026 approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of June 30, 2026, the effective interest rate on borrowings outstanding was 6.62%.
6. Net Assets
On January 1, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units (defined below), discontinued its Class B units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of units (each, an “Aggregator Unit” or “Unit”). As of June 30, 2026, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued the applicable series of Class I Aggregator Units in exchange for their contributions to the Aggregator; specifically, contributions from BXPE U.S. Class I‑Series II units are invested into Class I‑Series II Aggregator Units, contributions from BXPE U.S. Class I‑Series III units are

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
invested into Class I‑Series III Aggregator Units, and contributions from all other BXPE U.S. and the Parallel Fund units are invested into Class I‑Series I Aggregator Units.
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
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for each class, or series of a class, which is the Aggregator’s prior month-end Transactional NAV per Aggregator Unit. The initial Transactional NAV for Class I-Series III Aggregator Units was, and the initial Transactional NAV for Class I-Series II Aggregator Units will be, equal to the Transactional NAV per Unit of Class I-Series I Aggregator Units at the time of their respective initial sale. No Class I-Series II Aggregator Units have been issued since inception.
The following table presents transactions in the Aggregator’s Units during the periods:

	Class I
	Series I Units	Series III Units	Total
Units Outstanding as of March 31, 2026	408,176,062	—	408,176,062
Units Issued	39,254,279	6,559,579	45,813,858
Redemption of Units	(2,821,060)	—	(2,821,060)
Units Outstanding as of June 30, 2026	444,609,281	6,559,579	451,168,860

Units Outstanding as of March 31, 2025	251,165,565	—	251,165,565
Units Issued	32,836,101	—	32,836,101
Redemption of Units	(614,754)	—	(614,754)
Units Outstanding as of June 30, 2025	283,386,912	—	283,386,912

	Class I
	Series I Units	Series III Units	Total
Units Outstanding as of December 31, 2025	364,713,006	—	364,713,006
Units Issued	83,710,390	6,559,579	90,269,969
Redemption of Units	(3,814,115)	—	(3,814,115)
Units Outstanding as of June 30, 2026	444,609,281	6,559,579	451,168,860

Units Outstanding as of December 31, 2024	214,889,732	—	214,889,732
Units Issued	69,520,601	—	69,520,601
Redemption of Units	(1,023,421)	—	(1,023,421)
Units Outstanding as of June 30, 2025	283,386,912	—	283,386,912
In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to redeem Aggregator Units from limited partners to match any redemptions made by BXPE U.S. and any Parallel Fund. Any redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption plan of BXPE U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of BXPE U.S., including, if applicable, approval by the BXPE U.S. Board of Directors.
During the three and six months ended June 30, 2026, 2,821,060 Aggregator Units and 3,814,115 Aggregator Units were redeemed for an aggregate value of $110.2 million and $146.1 million, respectively. During the three and six months ended June 30, 2025, 614,754 Aggregator Units and 1,023,421 Aggregator Units were redeemed, respectively, for an aggregate value of $19.4 million and $31.5 million.
7. Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXPE’s portfolio management function to the Investment Manager on January 2, 2024.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE (through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, accrued monthly and payable quarterly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation is payable quarterly. The General Partner, in its discretion, may elect to receive the Performance Participation Allocation in (a) cash, (b) the Aggregator’s, BXPE U.S.’s, the Feeder’s, or a Parallel Fund’s units or shares (as applicable) and/or (c) units, shares, or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request, upon 60 days’ written notice, and will be subject to certain limitations.
The General Partner elected to receive $22.7 million of Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities. During the six months ended June 30, 2026, the equity of intermediate entities was issued and then contributed to BXPE U.S. in exchange for 663,599 BXPE U.S. Class I-Series I units, after which BXPE U.S. contributed such equity to the Aggregator in exchange for 662,900 Aggregator Units.
For the three and six months ended June 30, 2026, the Aggregator accrued Performance Participation Allocation of $180.9 million and $291.2 million, respectively, of which $126.7 million and $205.7 million was paid in cash from intermediate entities to the General Partner, with the remainder outstanding. For the three and six months ended June 30, 2025, the Aggregator accrued Performance Participation Allocation of $73.6 million and $117.9 million, respectively, which were fully paid in cash from intermediate entities to the General Partner.
Investment Management Agreement
On January 1, 2026, BXPE U.S. entered into an amended and restated investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may in the future enter into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to, in the aggregate, (a) 1.25% of the Aggregator’s Transactional NAV attributable to Class I-Series I Units, (b) 1.05% of the Aggregator’s Transactional NAV attributable to Class I-Series II Units and (c) 0.95% of the Aggregator’s Transactional NAV attributable to Class I-Series III Units, as applicable, accrued monthly (1/12th of the total annual Management Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, unitholder servicing fees, Administration Fee (as defined below), Performance Participation Allocation, pending Aggregator Unit redemptions, distributions, if any, and without taking into

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager, in its discretion, may elect to receive the Management Fee in (a) cash, (b) the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units or shares (as applicable) and/or (c) units, shares or interests (as applicable) of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request, upon 60 days’ written notice, and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity.
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
For the three and six months ended June 30, 2026, the Aggregator accrued gross Management Fees of $52.3 million and $96.5 million, respectively, of which $3.2 million and $3.4 million was waived by the Investment Manager as a result of investments in Other Blackstone Accounts, respectively. For the three and six months ended June 30, 2025, the Aggregator accrued gross Management Fees of $26.8 million and $48.9 million, respectively. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations. The net Management Fees were paid subsequent to the three and six months ended June 30, 2026 and 2025.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE directly or indirectly through an intermediate entity, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum, accrued monthly (1/12th of the total annual Administration Fee) and payable monthly (or payable at such later time in the discretion of the Investment Manager), before giving effect to any accruals for the Management Fee, unitholder servicing fee, Administration Fee and Performance Participation Allocation, pending Aggregator Unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
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
For the three and six months ended June 30, 2026, the Aggregator accrued Administration Fees of $4.1 million and $7.7 million, respectively. For the three and six months ended June 30, 2025, the Aggregator accrued Administration Fees of $2.0 million and $3.6 million, respectively.
Investments in Affiliated Investee Funds
As of June 30, 2026 and December 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $1.1 billion and $1.0 billion, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses and balances owed by the Aggregator to other non-consolidated entities within BXPE. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest bearing. Due from Affiliates consists of balances owed to the Aggregator from other non-consolidated entities within BXPE.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
Related Party Transactions
BXPE may, from time to time, enter into transactions with certain affiliates and controlled portfolio companies of Other Blackstone Accounts. Such transactions are subject to oversight and, where required, approval by the independent directors of BXPE U.S. and are conducted in accordance with the terms of BXPE U.S.’s limited partnership agreement and applicable policies and procedures.
During the three months ended June 30, 2026, the Aggregator did not acquire any investments from Other Blackstone Accounts. During the six months ended June 30, 2026, the Aggregator acquired one investment for an aggregate purchase price of $97.1 million from Other Blackstone Accounts, respectively. The terms of this investment were negotiated by third-party investors, and the Aggregator participated on the same terms as such third-party investors. There were no such transactions during the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2026, the Aggregator did not participate in any post-closing syndication transactions to acquire additional equity interests in any of its existing investments from Other Blackstone Accounts. During the three and six months ended June 30, 2025, the Aggregator participated in two such transactions for an aggregate purchase price of $84.3 million and $140.5 million, respectively. The interests were purchased from Other Blackstone Accounts at a purchase price of cost plus a customary fee for the time the investments were held by such affiliate.
As a portion of BXPE’s overall investment strategy, the Aggregator makes investments in a programmatic manner, including through participation in Blackstone’s side-by-side investment program and capital commitments to Other Blackstone Accounts. As a participant in the side-by-side investment program, from time to time, the Aggregator, together with other participants, may sell or syndicate a small portion of an investment to Affiliates (as defined under the BXPE U.S. Partnership Agreement). Such syndication transactions are required for all participants in the program and occur within six months of closing at a purchase price of cost, plus a customary fee for the time the investment is held by the Aggregator. During the three and six months ended June 30, 2026, the Aggregator syndicated portions of four and seven investments to related parties, resulting in aggregate cash proceeds of $14.9 million and $29.5 million, respectively. During the three and six months ended June 30, 2025, the Aggregator syndicated portions of four and six investments to related parties, resulting in aggregate cash proceeds of $1.5 million and $9.7 million, respectively.
As of June 30, 2026, a portion of BXPE’s portfolio consists of eight fund interests in certain commingled Other Blackstone Accounts, including capital commitments to such funds. During the three and six months ended June 30, 2026, BXPE funded capital commitments to such funds for an aggregate amount of $21.1 million and $37.0 million, respectively. During the three and six months ended June 30, 2026, BXPE received cash distributions from such funds for an aggregate amount of $34.2 million and $44.2 million, respectively. During the three and six months ended June 30, 2025, BXPE funded capital commitments to such funds for an aggregate amount of $12.2 million and $19.5 million, respectively. During the three and six months ended June 30, 2025, BXPE received cash distributions from such funds for an aggregate amount of $14.2 million and $40.9 million, respectively.
Additionally, the Investment Manager has delegated the portfolio management of BXPE’s liquid debt investments to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXPE and Other Blackstone Accounts. During the three and six months ended June 30, 2026, the Aggregator participated in thirty-nine and forty-one cross transactions with an Other Blackstone Account, respectively, for an aggregate amount of $51.9 million and $56.1 million. There were no such transactions during the three and six months ended June 30, 2025.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
8. Commitments and Contingencies
Commitments
As of June 30, 2026 and December 31, 2025, the Aggregator had unfunded commitments to existing investments of $2.2 billion and $1.2 billion, respectively, of which $1.2 billion and $691.7 million, respectively, is committed to Other Blackstone Accounts. As of June 30, 2026 and December 31, 2025, the BXPE Fund Program had additional commitments of $610.7 million and $3.0 billion, respectively, to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.
9. Income Taxes
Uncertain Tax Positions
As of June 30, 2026 and December 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
10. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units have been issued since inception. As of June 30, 2025, no Class I-Series III Units were outstanding.

	Six Months Ended June 30, 2026 (a)
	Class I
	Series I Units (b)	Series III Units
Per Unit Data
Net Asset Value, Beginning of Period (b)	$33.74	$—
Proceeds from Units Issued	—	38.11
Net Investment Loss	(1.00)	(0.19)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	5.61	1.13
Net Increase in Net Assets	4.61	0.94
Net Asset Value, End of Period	$38.36	$39.05
Units Outstanding, End of Period	444,609,281	6,559,579
Total Return Based on Net Asset Value (c)	13.68%	2.47%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	1.03%	0.18%
Expense Support and Management Fees Waivers (d)	-0.02%	0.00%
Accrued Performance Participation Allocation	1.96%	0.36%
Total Expenses	2.97%	0.54%
Net Investment Loss	-3.11%	-0.49%

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Six Months Ended June 30, 2025 (a)
Class I
Series I Units (b)
Per Unit Data
Net Asset Value, Beginning of Period (b)	$28.38
Proceeds from Units Issued	—
Net Investment Income (Loss)	(0.39)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	3.40
Net Increase in Net Assets	3.00
Net Asset Value, End of Period	$31.39
Units Outstanding, End of Period	283,386,912
Total Return Based on Net Asset Value (c)	10.58%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	1.01%
Expense Support and Management Fees Waivers (d)	—%
Accrued Performance Participation Allocation	1.55%
Total Expenses	2.57%
Net Investment Loss	-1.44%
____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)On January 1, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units.
(c)Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Aggregator Unit or the initial Net Asset Value per Aggregator Unit, when applicable. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Financing Cost Amortization, Deferred Offering Costs Amortization, Administration Fees, Interest Expense and Other.
11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through August 13, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes of the Feeder, the unaudited condensed financial statements and the related notes of BXPE U.S. and the unaudited condensed consolidated financial statements and the related notes of the Aggregator., all included within this Quarterly Report on Form 10-Q.
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated affiliate of BXPE U.S. As such, in this discussion and analysis, we believe it is important to present information for the Feeder, BXPE U.S. and the Aggregator. The unaudited financial statements of each entity are presented in Part I. Item 1. “Financial Statements” of this document. The Feeder, BXPE U.S., the Aggregator, and any Parallel Funds collectively form BXPE. BXPE and BXPE Lux collectively form the BXPE Fund Program.
Overview
On January 2, 2024, Blackstone launched the BXPE Fund Program, Blackstone’s perpetual private equity solution for eligible investors, to provide investors greater access to Blackstone’s private equity platform. Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. We seek to meet our investment objectives by investing primarily in privately negotiated investments (“Private Equity Investments”) to deliver an attractive portfolio of alternative investments diversified across strategies, sectors and geographies.
BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. Investors in BXPE gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Hybrid Capital, Growth and Life Sciences. As of June 30, 2026, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.
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
We focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities can create competitive advantages for the BXPE Fund Program. In the ordinary course, we will generally seek to invest at least 80% of our NAV in Private Equity Investments and up to 20% of our NAV in liquid debt and other securities, including but not limited to loans, debt securities, certain public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law.
Recent Developments
As of June 30, 2026, the BXPE Fund Program’s portfolio consists of 160+ Private Equity Investments, including both closed and future signed commitments, with an aggregate value of $27.8 billion.
BXPE’s portfolio companies delivered solid revenue growth and maintained healthy margins, with additional strength from our growth investments, particularly in the technology and services and industrials sectors. Broad geopolitical uncertainty has slowed overall realization activity across the private equity industry. Nevertheless, we have continued to capitalize on a strengthened initial public offering market, which we believe should provide a foundation for increased realizations over time, particularly if geopolitical conditions improve. The potential for artificial intelligence-driven disruption has recently weighed on equity capital markets and valuations of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption. Nonetheless, valuations of select software companies have been and may be negatively impacted going forward.

Performance Summary
Since inception in January 2024, we have delivered positive performance across all classes as follows:

	June 30, 2026
Unit Class	Year To Date Total Return	Inception To Date Total Return (a)
Blackstone Private Equity Strategies Fund L.P.
Class I
Series I	14.2%	19.5%
Series II (b)	(b)	(b)
Series III (c)	2.5%	(c)
Class S	13.7%	18.5%
Class D	13.8%	19.1%
Class N	13.9%	23.2%

Blackstone Private Equity Strategies Fund (TE) L.P.
Class I
Series I	14.1%	19.1%
Series II (b)	(b)	(b)
Series III (b)	(b)	(b)
Class S	13.7%	18.0%
Class D	14.0%	22.5%
____________________
(a)Inception to date is an annualized return from when each class, or series of a class, of Unit was first sold. BXPE U.S.’s Class N and Class I-Series III Units were first sold on July 1, 2025 and June 1, 2026, respectively. The Feeder’s Class D Units were first sold on December 1, 2024. All other Units were first sold on January 2, 2024. Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each class, or series of a class, of Unit and not of an individual investor. BXPE believes total return is a useful measure of overall investment performance of our Units.
(b)No Class I-Series II Units have been issued by BXPE U.S. or the Feeder since inception. No Class I-Series III Units have been issued by the Feeder since inception.
(c)BXPE U.S.’s Class I-Series III Units were first sold on June 1, 2026. As a result, inception-to-date total return is not presented because the reporting data is less than one year from when BXPE U.S.’s Class I-Series III Units were first sold.

Investment Portfolio
The following table represents BXPE’s Top Private Equity Investments (as defined below) as of June 30, 2026, based on fair value:

Investments	Description
7Brew	Drive-thru beverage business
Adevinta	Online classifieds company
AI Fire	Provider of fire and life safety services
AIR	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
Anthropic	AI model developer and research company
Champions Group	Residential HVAC, plumbing, and electrical services platform
Enverus	Data analytics platform for the energy and power sectors
Higginbotham	Insurance brokerage
Hologic	Women's health diagnostics and medical technology company
Jersey Mike’s	Fast-casual submarine sandwich franchisor
L'Occitane	Multi-brand beauty and skincare
Recognition	Music royalties
SpaceX	Space launch and satellite communications company
Trimas Aerospace	Manufacturer of engineered products
Vaxcare	Vaccine management and administration platform
____________________
•Investments listed in alphabetical order.
•Beginning June 30, 2026, “Top Private Equity Investments” means (a) each investment that comprises the top 50% (previously, the top 25%) of the Aggregator’s Net Asset Value and (b) any individual investment that represents more than 5% of the Aggregator’s Net Asset Value.

The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our investments as of June 30, 2026:

____________________
•% of fair value may not add due to rounding.
•% of fair value represents the Aggregator’s sum of Investments at Fair Value, Affiliated Investee Funds and Debt and Other Securities, with exclusions specified below.
•“Regional Breakdown” excludes investments in certain Investments in Affiliated Investee Funds that have underlying investments with diverse region classifications. Region is generally based on where each investment is headquartered.
•“Sector Breakdown” excludes investments in certain Investments in Affiliated Investee Funds that have underlying investments with diverse sector classifications. All determinations are made by BXPE in its sole discretion.

Key Components of Our Results of Operations and Financial Metrics
Our key financial measures and the results of operations are discussed below.
The Feeder’s Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.
The Feeder generates income primarily from its investment in BXPE U.S. and has the same investment objectives as BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXPE U.S. in a more tax-efficient manner. The Feeder had an interest of 31.3% in BXPE U.S. as of June 30, 2026, an increase of 0.9%, compared to an interest of 30.4% as of June 30, 2025 primarily driven by relative capital activity between the Feeder and other investors in BXPE U.S.
For the three and six months ended June 30, 2026, BXPE U.S. generated a Net Increase in Net Assets Resulting from Operations of $1.0 billion and $1.6 billion, respectively, an increase of $624.8 million and $940.3 million, compared to $394.0 million and $615.7 million for the three and six months ended June 30, 2025, respectively. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. of $317.1 million and $487.1 million for the three and six months ended June 30, 2026, respectively, an increase of $199.9 million and $303.2 million, compared to $117.2 million and $183.9 million for the three and six months ended June 30, 2025, respectively. There were no net realized gains or losses from the investment in BXPE U.S. for the three and six months ended June 30, 2026 and 2025. Key drivers of the results of operations of BXPE U.S. are discussed below.
BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXPE U.S. generates income primarily from its investment in the Aggregator and has the same investment objectives as the Aggregator. BXPE U.S. had an interest of 83.7% in the Aggregator as of June 30, 2026, an increase of 3.0%, compared to an interest of 80.7% as of June 30, 2025, primarily due to relative capital activity between BXPE U.S. and the Parallel Fund.
For the three and six months ended June 30, 2026, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $1.2 billion and $1.9 billion, respectively, an increase of $733.4 million and $1.1 billion, compared to $492.7 million and $777.3 million for the three and six months ended June 30, 2025, respectively. This resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $1.0 billion and $1.6 billion for the three and six months ended June 30, 2026, respectively, an increase of $625.1 million and $940.9 million, compared to $394.8 million and $617.1 million for the three and six months ended June 30, 2025, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and six months ended June 30, 2026 and 2025. Key drivers of the results of operations of the Aggregator are discussed below.
Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income, gains and losses primarily from its Private Equity Investments and investments in Debt and Other Securities. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net realized and unrealized gains and losses can also arise due to the translation of assets and liabilities denominated in foreign currencies.
The Aggregator generates income in the form of dividends and interest on its Private Equity Investments. To a lesser extent, the Aggregator’s liquid debt investments generate interest income.
For the three months ended June 30, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $733.4 million compared to the three months ended June 30, 2025 was attributable to an increase of $914.4 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by an increase of $181.0 million in Net Investment Loss.
For the six months ended June 30, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $1.1 billion compared to the six months ended June 30, 2025 was attributable to an increase of $1.5 billion in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by an increase of $352.5 million in Net Investment Loss.

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended June 30, 2026, the Aggregator had $1.5 billion of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $914.4 million, compared to $545.4 million for the three months ended June 30, 2025. The primary drivers contributing to the increase for the three months ended June 30, 2026 are:
•$1.4 billion of Net Change in Unrealized Gain (Loss) on Investments, compared to $441.1 million for the three months ended June 30, 2025, resulting in a $929.5 million increase that was primarily due to unrealized appreciation on Growth and Corporate Private Equity investments.
•$82.4 million of Net Realized Gain on Investments and Derivative Instruments, compared to $2.8 million for the three months ended June 30, 2025, resulting in a $79.6 million increase that was primarily attributable to realized gains in Hybrid Capital investments.
•$11.3 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $(51.6) million for the three months ended June 30, 2025, resulting in a $62.9 million increase that was primarily due to the fluctuation of foreign exchange rates.
•$(4.5) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $153.2 million for the three months ended June 30, 2025, resulting in a $157.7 million decrease that was primarily due to the fluctuation of foreign exchange rates.
For the six months ended June 30, 2026, the Aggregator had $2.3 billion of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $1.5 billion, compared to $886.3 million for the six months ended June 30, 2025. The primary drivers contributing to the increase for the six months ended June 30, 2026 are:
•$2.3 billion of Net Change in Unrealized Gain (Loss) on Investments, compared to $749.9 million for the six months ended June 30, 2025, resulting in a $1.5 billion increase that was primarily due to unrealized appreciation on Growth and Corporate Private Equity investments.
•$20.7 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $(116.1) million for the six months ended June 30, 2025, resulting in a $136.8 million increase that was primarily due to the fluctuation of foreign exchange rates.
•$126.7 million of Net Realized Gain on Investments and Derivative Instruments, compared to $42.9 million for the six months ended June 30, 2025, resulting in a $83.8 million increase that was primarily due to realized gains in Hybrid Capital and Corporate Private Equity investments.
•$(72.0) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $209.6 million for the six months ended June 30, 2025, resulting in a $281.6 million decrease that was primarily due to the fluctuation of foreign exchange rates.
Net Investment Income (Loss)
For the three months ended June 30, 2026, the Aggregator’s Net Investment Loss was $233.7 million, an increase of $181.0 million, compared to $52.7 million for the three months ended June 30, 2025. The increase in Net Investment Loss was attributable to an increase of $155.2 million in Net Expenses and $12.8 million in Provision for Taxes.
For the six months ended June 30, 2026, the Aggregator’s Net Investment Loss was $461.5 million, an increase of $352.5 million, compared to $109.0 million for the six months ended June 30, 2025. The increase in Net Investment Loss was attributable to an increase of $246.1 million in Net Expenses and $104.5 million in Provision for Taxes.
Aggregator Income
For the three months ended June 30, 2026, the Aggregator generated $71.9 million in Total Income, a decrease of $12.8 million, compared to $84.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease of $31.5 million in Dividend Income, partially offset by a $18.2 million increase in Interest Income.

For the six months ended June 30, 2026, the Aggregator generated $134.7 million in Total Income, a decrease of $1.9 million, compared to $136.6 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease of $49.0 million in Dividend Income, partially offset by a $46.1 million increase in Interest Income.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Manager. The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE U.S.’s Investment Management Agreement (as defined in Part I. Item 1. “Financial Statements”), (b) Performance Participation Allocation (as defined in Part I. Item 1. “Financial Statements”) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity and (d) all other expenses of BXPE’s operations, administrations and transactions, excluding expenses specific to BXPE U.S. and the Feeder (described below).
For the three months ended June 30, 2026, the Aggregator incurred $271.8 million in gross Total Expenses, an increase of $158.4 million, compared to $113.4 million for the three months ended June 30, 2025. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the three months ended June 30, 2026, the Aggregator had $180.9 million of Performance Participation Allocation, an increase of $107.3 million, compared to $73.6 million for the three months ended June 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the three months ended June 30, 2026, the Aggregator had $52.3 million of gross Management Fees, an increase of $25.5 million, compared to $26.8 million for the three months ended June 30, 2025, primarily due to an increase in Transactional Net Asset Value.
For the six months ended June 30, 2026, the Aggregator incurred $444.3 million in gross Total Expenses, an increase of $249.5 million, compared to $194.8 million for the six months ended June 30, 2025. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the six months ended June 30, 2026, the Aggregator had $291.2 million of Performance Participation Allocation, an increase of $173.3 million, compared to $117.9 million for the six months ended June 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the six months ended June 30, 2026, the Aggregator had $96.5 million of gross Management Fees, an increase of $47.6 million, compared to $48.9 million for the six months ended June 30, 2025, primarily due to an increase in Transactional Net Asset Value.
Provision (Benefit) for Taxes
For the three months ended June 30, 2026, the Aggregator incurred $36.9 million in Provision for Taxes, an increase of $12.8 million, compared to $24.1 million for the three months ended June 30, 2025. The increase was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments held by the underlying partnership and allocated to the Aggregator corporations.
For the six months ended June 30, 2026, the Aggregator incurred $155.3 million in Provision for Taxes, an increase of $104.5 million, compared to $50.8 million for the six months ended June 30, 2025. The increase was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments held by the underlying partnership and allocated to the Aggregator corporations.
BXPE U.S. Net Investment Income (Loss)
For the three months ended June 30, 2026, BXPE U.S. incurred $1.1 million in Net Expenses, an increase of $0.3 million, compared to $0.8 million for the three months ended June 30, 2025.
For the six months ended June 30, 2026, BXPE U.S. incurred $1.9 million in Net Expenses, an increase of $0.5 million, compared to $1.4 million for the six months ended June 30, 2025.
Feeder Net Investment Income (Loss)
For the three months ended June 30, 2026, the Feeder incurred $0.2 million in Total Expenses, a decrease of $0.1 million, compared to $0.3 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, the Feeder incurred $1.5 million in Provision for Taxes, a decrease of $2.6 million, compared to $4.1 million for the three months ended June 30, 2025, primarily driven by a lower increase in Net Change in Unrealized Gain (Loss) on Investments in BXPE U.S. and lower Dividend Income.
For the six months ended June 30, 2026, the Feeder incurred $0.4 million in Total Expenses, a decrease of $0.1 million, compared to $0.5 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the Feeder incurred $3.4 million in Provision for Taxes, a decrease of $2.7 million, compared to $6.1 million for the six months ended June 30, 2025, primarily driven by a lower increase in Net Change in Unrealized Gain (Loss) on Investments in BXPE U.S. and lower Dividend Income.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from BXPE U.S. and the Feeder’s net proceeds of their continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from Private Equity Investments and proceeds from net borrowings on its credit facilities. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries, purchasing other equity and debt instruments, funding the costs of our operations, funding redemptions under our unit redemption plan (the “Unit Redemption Plan”), debt service and repayment and other financing costs of our borrowings. While BXPE does not currently intend to declare distributions, it may determine to do so in the future at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. Accordingly, in the future, we may use Cash and Cash Equivalents to fund cash distributions, if any, to the holders of our Units.
As of June 30, 2026, debt financing available to the Registrants and the Aggregator consisted of a revolving credit facility, an asset-backed revolving credit facility and the Second A&R Line of Credit (as defined in Note 4. “Line of Credit Agreement” in the “Notes to Condensed Financial Statements” of BXPE U.S. in Part I. Item 1. “Financial Statements”). The Registrants and the Aggregator had $857.0 million of aggregate principal amount of outstanding debt as of June 30, 2026. The Registrants and the Aggregator had no debt outstanding as of December 31, 2025. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of June 30, 2026, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXPE U.S.’s Second A&R Line of Credit, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of June 30, 2026, the Aggregator had $98.4 million in Cash and Cash Equivalents and $2.5 billion of unused capacity under the Aggregator’s credit facilities, which, together with net proceeds from units, are expected to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of June 30, 2026, the Aggregator held $831.7 million of liquid debt investments, which could provide additional liquidity if necessary. As of June 30, 2026, the BXPE Fund Program had conditional commitments of $610.7 million to new investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. The Aggregator’s allocation of the conditional commitments will be determined at closing, which is generally expected to occur within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of June 30, 2026, the Aggregator had unfunded commitments of $2.2 billion to existing investments, which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments. Commitments are expected to be funded by available cash and cash generated from net proceeds from units issued and investment sale realizations.
As of June 30, 2026, the Aggregator had Total Assets of $19.0 billion, an increase of $6.1 billion, compared to $12.9 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $5.8 billion in Investments at Fair Value. As of June 30, 2026, the Aggregator had Total Liabilities of $1.7 billion, an increase of

$1.1 billion, compared to $564.0 million as of December 31, 2025. The increase in Total Liabilities was primarily driven by an increase of $857.0 million in Borrowings, primarily due to borrowings made during the quarter and $155.0 million of Deferred Tax Liabilities, due to the increase in Net Change in Unrealized Gain (Loss) on Investments.
BXPE U.S.
As of June 30, 2026, BXPE U.S. had $0.2 million in Cash and Cash Equivalents and $100.0 million of unused capacity under BXPE U.S.’s Second A&R Line of Credit, which, together with net proceeds from the continuous offering of Units, are expected to be sufficient to conduct operations in the near term. As of June 30, 2026, BXPE U.S. had Total Assets of $14.5 billion, an increase of $4.4 billion, compared to $10.1 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $4.4 billion in Investment in the Aggregator at Fair Value. As of June 30, 2026, BXPE U.S. had Total Liabilities of $316.2 million, an increase of $114.8 million, compared to $201.4 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $62.4 million in Servicing Fees Payable, which was primarily driven by an increase in Transactional Net Asset Value.
The Feeder
As of June 30, 2026, the Feeder had $0.3 million in Cash and Cash Equivalents, which, together with net proceeds from the continuous offering of Units, are expected to be sufficient to conduct operations in the near term. As of June 30, 2026, the Feeder had Total Assets of $4.5 billion, an increase of $1.3 billion, compared to $3.2 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $1.3 billion in Investment in BXPE U.S. at Fair Value. As of June 30, 2026, the Feeder had Total Liabilities of $145.6 million, an increase of $36.6 million, compared to $109.0 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $30.1 million in Servicing Fees Payable which was primarily driven by an increase in Transactional Net Asset Value.
Transactional Net Asset Value
The Registrants calculate their Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the BXPE U.S. Board of Directors. Transactional NAV is the price at which the Registrants sell and redeem their Units and serves as a basis for certain fees incurred by BXPE. The Sponsor also evaluates changes to the Registrants’ Transactional NAV to monitor fund performance. The Registrants’ Transactional NAV is based on the month-end values of their respective investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the valuation policies and procedures that have been approved by the BXPE U.S. Board of Directors. Organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager are recognized as a reduction to the Registrants’ Transactional NAV ratably over 60 months beginning on January 1, 2025, and unitholder servicing fees, as applicable, are recognized as a reduction to the Registrants’ Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to the Registrants’ Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. The Registrants believe that the presentation of Transactional NAV is useful to investors because it is the basis for subscriptions, redemptions and certain key fees and expenses incurred by BXPE and it enables investors to evaluate the change in value of their investment.

June 30, 2026
(Dollars in Thousands)
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$14,737,116
Cash and Cash Equivalents	238
Other Assets	63,126
Accrued Unitholder Servicing Fees (b)	(7,244)
Other Liabilities (c)	(63,989)
BXPE U.S.’s Transactional Net Asset Value	$14,729,247

June 30, 2026
(Dollars in Thousands)
Components of the Feeder’s Transactional Net Asset Value
Investment in BXPE U.S. (d)	$4,539,383
Cash and Cash Equivalents	297
Other Assets	9,847
Accrued Unitholder Servicing Fees (b)	(3,539)
Tax Liabilities	(10,000)
Other Liabilities (c)	(11,093)
Feeder’s Transactional Net Asset Value	$4,524,895
____________________
(a)For BXPE U.S.’s Transactional NAV, Investment in the Aggregator includes Performance Participation Allocation accrual, Management Fee accrual, organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager that are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2025, and unitholder servicing fees, as applicable, that are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.
(b)Accrued unitholder servicing fees only apply to Class S, Class D and Class N Units, as applicable. The fees are recognized as a reduction of Transactional NAV on a monthly basis.
(c)Includes redemption payables. For purposes of computing Transactional NAV per Unit, such redemption payables are excluded.
(d)For the Feeder’s Transactional NAV, Investment in BXPE U.S. includes organizational and offering expenses advanced on the Feeder’s behalf by the Investment Manager. Investment in BXPE U.S. is driven by BXPE U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class, or series of a class, of the Registrants was as follows:

	June 30, 2026
	Transactional NAV per Unit	Number of Units
Blackstone Private Equity Strategies Fund L.P.
Class I
Series I	$39.01	232,638,842
Series II (a)	$—	—
Series III	$39.02	6,567,178
Class S	$38.19	135,237,242
Class D	$38.68	5,073,000
Class N	$30.79	1,140,743
		380,657,005
Blackstone Private Equity Strategies Fund (TE) L.P.
Class I
Series I	$38.62	50,631,029
Series II (b)	$—	—
Series III (b)	$—	—
Class S	$37.81	67,575,933
Class D	$34.42	433,259
		118,640,221
____________________
(a)The initial Transactional NAV per Unit for BXPE U.S.'s Class I-Series II Units will be equal to the Transactional NAV per Unit for BXPE U.S.'s Class I-Series I Units at the time of initial sale.
(b)The initial Transactional NAV per Unit for the Feeder’s Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for the Feeder's Class I-Series I Units at the time of initial sale.
The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

June 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$14,228,746
Adjustments
Organizational and Offering Expenses (a)	4,526
Servicing Fee (b)	244,919
Tax Liabilities (c)	251,056
Transactional Net Asset Value	$14,729,247

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

June 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$4,324,362
Adjustments
Organizational and Offering Expenses (a)	1,291
Servicing Fee (b)	120,978
Tax Liabilities (c)	78,264
Transactional Net Asset Value	$4,524,895
____________________
(a)Represents an adjustment to the Investment in the Aggregator or BXPE U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over 60 months beginning January 1, 2025.
(b)Represents an adjustment to reflect unitholder servicing fees on Class S, Class D and Class N Units, as applicable, as they are accrued on a monthly basis.
(c)Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.
The following table presents BXPE’s Transactional Net Asset Value, without duplication.

June 30, 2026
(Dollars in Thousands)
Components of BXPE‘s Transactional Net Asset Value
Feeder‘s Transactional Net Asset Value	$4,524,895
BXPE U.S.’s Transactional Net Asset Value	14,729,247
Aggregate Parallel Funds’ Transactional Net Asset Value	2,876,617
Feeder‘s Investment in BXPE U.S. (a)	(4,539,383)
BXPE Transactional Net Asset Value	$17,591,376
____________________
(a)Represents an adjustment to remove the portion of BXPE U.S.’s Transactional NAV attributable to the Feeder’s Investment in BXPE U.S.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies, that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Developments
Information regarding recent accounting developments and their impact on the Feeder, BXPE U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder, Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of BXPE U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator in Part I. Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.

Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of June 30, 2026, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	June 30, 2026
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value Investments	$(413,810)	$(1,322,304)	$(1,580,430)
_________________
(a)The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Exchange Rate Risk and Interest Rate Risk
There were no other material changes in our market risks as of June 30, 2026 as compared to December 31, 2025. For additional information, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Each Registrant maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), that are designed to ensure that information required to be disclosed by the Registrants, as applicable, in reports that the Registrants, as applicable, file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, the Registrants’ management, as applicable, necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
The Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, evaluated the effectiveness of each of the Registrants’ disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chairperson and Chief Financial Officer of each of the Registrants, have concluded that, as of the end of the period covered by this report, each of the Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information each of the Registrants are required to disclose in reports that the Registrants file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to each of the Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties for the Registrants, see the information under the heading “Risk Factors” in their Annual Report on Form 10-K for the year ended December 31, 2025 and in their subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxpe.com. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in the Registrants’ Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended June 30, 2026:

Redemption Period (a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes) (b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes) (c)
BXPE U.S.
April 1, 2026 - April 30, 2026	1,587,622	$38.38	1,587,622	—
Feeder
April 1, 2026 - April 30, 2026	252,042	$37.61	252,042	—
_________________
(a)Redemptions were effective as of June 30, 2026.
(b)Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(c)All redemption requests were satisfied in full.
For additional information on the Unit Redemption Plan, including a breakdown by class, or series of a class, see Note 4. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder and in Note 5. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXPE U.S. in Part I. Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.
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

3.3
Third Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund L.P., dated as of March 12, 2026 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2026).

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

3.4
Certificate of Limited Partnership of Blackstone Private Equity Strategies Fund (TE) L.P. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2025).

3.5
Second Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund (TE) L.P., dated as of March 12, 2026 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2026).

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

All Registrants
10.1
Second Amendment and Lender Joinder to the Credit Agreement, dated as of May 27, 2026, among BXPE US Aggregator (CYM) L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders and the letter of credit issuers party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on May 29, 2026).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	Blackstone Private Equity Strategies Fund L.P.
/s/ Christopher J. James
	Name:	Christopher J. James
	Title:	Chairperson
(Principal Executive Officer)

Date: August 13, 2026	Blackstone Private Equity Strategies Fund L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2026	Blackstone Private Equity Strategies Fund (TE) L.P.
/s/ Christopher J. James
	Name:	Christopher J. James
	Title:	Chairperson
(Principal Executive Officer)

Date: August 13, 2026	Blackstone Private Equity Strategies Fund (TE) L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)