Form 10-Q
period 2026-09-30
Blackstone Private Equity Strategies Fund L.P.; Blackstone Private Equity Strategies Fund (TE) L.P.
filed 2026-11-12
CIK 1930054, 1953940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
As of October 31, 2026, Blackstone Private Equity Strategies Fund L.P. had the following limited partnership units outstanding: 264,670,160 Class I-Series I Units, 0 Class I-Series II Units, 6,567,178 Class I-Series III Units, 151,713,352 Class S Units, 5,497,712 Class D Units and 1,269,815 Class N Units.
As of October 31, 2026, Blackstone Private Equity Strategies Fund (TE) L.P. had the following limited partnership units outstanding: 56,997,906 Class I-Series I Units, 0 Class I-Series II Units, 0 Class I-Series III Units, 75,992,501 Class S Units and 678,923 Class D Units.
This combined Form 10-Q is separately filed by Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

Item 5.	Other Information	97
Item 6.	Exhibits	98
Signatures		100

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2026, of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (each, a “Registrant” and collectively, the “Registrants”).
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

Part I. Financial Information
Item 1. Financial Statements

Blackstone Private Equity Strategies Fund (TE) L.P.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investment in BXPE U.S. at Fair Value (Cost $3,902,765 as of September 30, 2026; $2,698,129 as of December 31, 2025)	$5,004,353	$3,200,757
Cash and Cash Equivalents	351	304
Redemptions Receivable	14,822	1,769
Other Assets	4	836
Total Assets	$5,019,530	$3,203,666
Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$671	$806
Servicing Fees Payable	132,936	94,441
Due to Affiliates	917	3,670
Redemptions Payable	14,384	1,667
Deferred Tax Liabilities	11,513	8,433
Taxes Payable	517	—
Total Liabilities	160,938	109,017
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (55,374,748 Units issued and outstanding as of September 30, 2026 and 40,775,466 Units issued and outstanding as of December 31, 2025) (a)	2,153,438	1,362,698
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (74,162,712 Units issued and outstanding as of September 30, 2026 and 55,364,727 Units issued and outstanding as of December 31, 2025)	2,684,202	1,725,343
Limited Partnership Unit — Class D Units, unlimited Units authorized (611,087 Units issued and outstanding as of September 30, 2026 and 225,120 Units issued and outstanding as of December 31, 2025)	20,952	6,608
Total Net Assets	4,858,592	3,094,649
Total Liabilities and Net Assets	$5,019,530	$3,203,666
___________________
(a)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Professional Fees	$124	$358	$523	$889
Other	10	—	30	—
Total Expenses	134	358	553	889
Net Investment Income (Loss) Before Provision for Taxes	(134)	(358)	(553)	(889)
Provision for (Benefit of) Taxes	3,094	975	6,533	7,034
Net Investment Income (Loss)	(3,228)	(1,333)	(7,086)	(7,923)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	111,877	56,206	598,961	240,142
Net Increase (Decrease) in Net Assets Resulting from Operations	$108,649	$54,873	$591,875	$232,219
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Total Net Assets
Balance at June 30, 2026	$1,922,021	$—	$—	$2,387,859	$14,482	$4,324,362
Proceeds from Units Issued	178,979	—	—	270,721	6,157	455,857
Net Investment Income (Loss)	(1,394)	—	—	(1,821)	(13)	(3,228)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	48,335	—	—	63,095	447	111,877
Servicing Fees	—	—	—	(15,671)	(121)	(15,792)
Conversion of Units Between Classes or Series	12,510	—	—	(12,510)	—	—
Redemption of Units	(7,013)	—	—	(7,471)	—	(14,484)
Balance at September 30, 2026	$2,153,438	$—	$—	$2,684,202	$20,952	$4,858,592

Balance at June 30, 2025	$806,945	$—	$—	$1,244,668	$2,982	$2,054,595
Proceeds from Units Issued	213,443	—	—	180,866	2,477	396,786
Net Investment Income (Loss)	(542)	—	—	(789)	(2)	(1,333)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	22,373	—	—	33,740	93	56,206
Servicing Fees	—	—	—	(11,313)	(49)	(11,362)
Conversion of Units Between Classes or Series	2,532	—	—	(2,532)	—	—
Redemption of Units	(103)	—	—	(1,618)	—	(1,721)
Balance at September 30, 2025	$1,044,648	$—	$—	$1,443,022	$5,501	$2,493,171

See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Total Net Assets
Balance at December 31, 2025	$1,362,698	$—	$—	$1,725,343	$6,608	$3,094,649
Proceeds from Units Issued	510,221	—	—	733,194	12,761	1,256,176
Net Investment Income (Loss)	(3,041)	—	—	(4,021)	(24)	(7,086)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	256,727	—	—	340,359	1,875	598,961
Servicing Fees	—	—	—	(54,153)	(268)	(54,421)
Conversion of Units Between Classes or Series	37,604	—	—	(37,604)	—	—
Redemption of Units	(10,771)	—	—	(18,916)	—	(29,687)
Balance at September 30, 2026	$2,153,438	$—	$—	$2,684,202	$20,952	$4,858,592

Balance at December 31, 2024	$503,628	$—	$—	$827,177	$595	$1,331,400
Proceeds from Units Issued	450,272	—	—	516,894	4,757	971,923
Net Investment Income (Loss)	(3,018)	—	—	(4,897)	(8)	(7,923)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	91,520	—	—	148,369	253	240,142
Servicing Fees	—	—	—	(36,227)	(96)	(36,323)
Conversion of Units Between Classes or Series	3,510	—	—	(3,510)	—	—
Redemption of Units	(1,264)	—	—	(4,784)	—	(6,048)
Balance at September 30, 2025	$1,044,648	$—	$—	$1,443,022	$5,501	$2,493,171
__________________
(a)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$591,875	$232,219
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE U.S.	(598,961)	(240,142)
Investment in BXPE U.S.	(1,235,055)	(962,235)
Proceeds from Investment in BXPE U.S.	17,368	4,567
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	832	—
Accounts Payable and Accrued Expenses	(135)	458
Due to Affiliates	(2,793)	(1,314)
Deferred Tax Liabilities	3,080	5,459
Taxes Payable	517	—
Net Cash Provided by (Used in) Operating Activities	(1,223,272)	(960,988)
Financing Activities
Proceeds from Issuance of Units	1,256,176	971,923
Payments for Servicing Fees	(15,926)	(6,439)
Redemption of Units	(16,690)	(4,345)
Early Redemption Deduction	(241)	(153)
Net Cash Provided by (Used in) Financing Activities	1,223,319	960,986
Cash and Cash Equivalents
Net Increase (Decrease)	47	(2)
Beginning of Period	304	1,130
End of Period	$351	$1,128
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$2,134	$1,575
Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$54,421	$36,323
Redemptions Payable, Net of Early Redemption Deduction	$14,384	$1,636
Early Redemption Deduction Payable to BXPE U.S.	$100	$85
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (127,360,539 Units) (a)	Investee Fund	Various	Various	$5,004,353	103.0%
Total Investments (Cost $3,902,765)				$5,004,353	103.0%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (94,916,352 Units) (a)	Investee Fund	Various	Various	$3,200,757	103.4%
Total Investments (Cost $2,698,129)				$3,200,757	103.4%
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
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. The Feeder may, at times, have bank balances in excess of federally insured amounts; however, the Feeder deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
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
Uncertain Tax Positions
The Feeder recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Feeder reevaluates its tax positions each period in which new information becomes available. The Feeder’s policy is to recognize tax-related interest and penalties, if applicable, as a component of Provision for (Benefit of) Taxes on the Condensed Consolidated Statements of Operations.
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

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Feeder’s annual period ending December 31, 2026. The Feeder does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for the Feeder’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Feeder does not expect its investment in BXPE U.S. to be directly impacted by the amended guidance and is evaluating the potential impact to its indirect holdings of equity securities held through the Aggregator, if any, including both fair value measurements and disclosures, as well as the timing of adoption.
3. Investment in BXPE U.S.
The Feeder recognizes dividend income on the record date of distributions from BXPE U.S., if any. The Feeder has an interest of 31.1% and 32.3% in BXPE U.S. as of September 30, 2026 and December 31, 2025, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Feeder. For a listing of investments that may proportionally exceed 5% of the Feeder’s net assets, refer to the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of September 30, 2026, the Feeder offers five classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, upfront subscription fee, and distribution channels.
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
The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV for each class, or series of a class, of Units is calculated monthly by the Sponsor. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
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
The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of June 30, 2026	50,631,029	67,575,933	433,259	118,640,221
Units Issued	4,599,156	7,109,786	177,828	11,886,770
Conversion of Units Between Classes or Series	322,203	(329,318)	—	(7,115)
Redemption of Units	(177,640)	(193,689)	—	(371,329)
Units Outstanding as of September 30, 2026	55,374,748	74,162,712	611,087	130,148,547

Units Outstanding as of June 30, 2025	25,943,281	42,824,952	109,056	68,877,289
Units Issued	6,768,988	5,810,502	87,401	12,666,891
Conversion of Units Between Classes or Series	80,349	(81,442)	—	(1,093)
Redemption of Units	(3,215)	(51,169)	—	(54,384)
Units Outstanding as of September 30, 2025	32,789,403	48,502,843	196,457	81,488,703

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of December 31, 2025	40,775,466	55,364,727	225,120	96,365,313
Units Issued	13,885,656	20,315,375	385,967	34,586,998
Conversion of Units Between Classes or Series	992,770	(1,013,633)	—	(20,863)
Redemption of Units	(279,144)	(503,757)	—	(782,901)
Units Outstanding as of September 30, 2026	55,374,748	74,162,712	611,087	130,148,547

Units Outstanding as of December 31, 2024	17,847,128	31,356,066	24,000	49,227,194
Units Issued	14,870,062	17,418,443	172,457	32,460,962
Conversion of Units Between Classes or Series	113,276	(114,721)	—	(1,445)
Redemption of Units	(41,063)	(156,945)	—	(198,008)
Units Outstanding as of September 30, 2025	32,789,403	48,502,843	196,457	81,488,703
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
During the three and nine months ended September 30, 2026, 371,329 Units and 782,901 Units were redeemed for an aggregate value of $14.5 million and $29.7 million, respectively. During the three and nine months ended September 30, 2025, 54,384 Units and 198,008 Units were redeemed for an aggregate value of $1.7 million and $6.0 million, respectively.
5. Related Party Transactions
Partnership Agreement
The Feeder has entered into a second amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “Feeder Partnership Agreement”) with the General Partner on March 12, 2026. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by BXPE, but such expenses will not be duplicated at the Feeder level. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Performance Participation Allocation.
For the three and nine months ended September 30, 2026, the Feeder was allocated $16.2 million and $91.7 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and nine months ended September 30, 2025, the Feeder was allocated $9.6 million and $37.6 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
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
For the three and nine months ended September 30, 2026, the Feeder was allocated $15.6 million and $40.7 million, respectively, of the gross Management Fee recognized by the Aggregator, of which less than $0.1 million and $0.9 million, respectively, were waived by the Investment Manager as a result of investments in Other Blackstone Accounts for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Feeder was allocated $7.8 million and $19.3 million, respectively, of the gross Management Fee recognized by the Aggregator.
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
For the three and nine months ended September 30, 2026, the Feeder was allocated $1.3 million and $3.2 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and nine months ended September 30, 2025, the Feeder was allocated $0.6 million and $1.5 million, respectively, of the Administration Fee recognized by the Aggregator.
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

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The Feeder accrues the cost of the unitholder servicing fees, as applicable, for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. During the three and nine months ended September 30, 2026, the Feeder paid $7.4 million and $15.9 million, respectively, of unitholder servicing fees. During the three and nine months ended September 30, 2025, the Feeder paid $2.8 million and $6.4 million, respectively, of unitholder servicing fees.
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
Contingencies
    The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.
Indemnifications
    In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
7. Income Taxes
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, the Feeder is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
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

	Nine Months Ended September 30, 2026 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$33.42	$31.16	$29.35
Proceeds from Units Issued	—	—	—
Net Investment Income (Loss)	(0.06)	(0.06)	(0.05)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	5.52	5.42	5.11
Net Increase (Decrease) in Net Assets Resulting from Investment Operations	5.47	5.36	5.06
Servicing Fees	—	(0.34)	(0.12)
Net Increase (Decrease) in Net Assets	5.47	5.03	4.93
Net Asset Value, End of Period	$38.89	$36.19	$34.29
Units Outstanding, End of Period	55,374,748	74,162,712	611,087
Total Return Based on Net Asset Value (c)	16.36%	16.14%	16.81%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.01%	0.01%	0.01%
Net Investment Income (Loss)	-0.17%	-0.17%	-0.16%

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.22	$26.38	$24.81
Proceeds from Units Issued	—	—	—
Net Investment Income (Loss)	(0.12)	(0.11)	(0.10)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	3.76	3.68	3.37
Net Increase (Decrease) in Net Assets Resulting from Investment Operations	3.64	3.58	3.27
Servicing Fees	—	(0.21)	(0.08)
Net Increase (Decrease) in Net Assets	3.64	3.37	3.19
Net Asset Value, End of Period	$31.86	$29.75	$28.00
Units Outstanding, End of Period	32,789,403	48,502,843	196,457
Total Return Based on Net Asset Value (c)	12.90%	12.78%	12.88%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.04%	0.05%	0.05%
Net Investment Income (Loss)	-0.39%	-0.41%	-0.36%
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
(d)Expense ratio includes Professional Fees and Other.
9. Subsequent Events
Except as noted below, there have been no events since September 30, 2026 that require recognition or disclosure in the condensed consolidated financial statements.
On October 1, 2026, the Feeder redesignated existing series of Units and designated additional series of Units. As of November 12, 2026, the Feeder offers nine classes, or series of classes, of limited partnership Units: Class I-Series I Units, Class I-Series II Units, Class I-Series III Units, Class I-Series IV Units, Class I-Series E Units, Class S-Series I Units, Class S-Series E Units, Class D-Series I Units and Class D-Series E Units.     Redesignations did not result in any adjustments to the condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investment in the Aggregator at Fair Value (Cost $12,749,382 as of September 30, 2026; $8,419,665 as of December 31, 2025)	$16,340,821	$10,086,895
Cash and Cash Equivalents	1,119	1,965
Redemption Receivable	37,082	6,544
Due from Affiliates	819	3,179
Other Assets	641	253
Total Assets	$16,380,482	$10,098,836
Liabilities and Net Assets
Due to Affiliates	$1,469	$3,671
Accounts Payable, Accrued Expenses and Other Liabilities	926	1,511
Redemptions Payable	36,619	6,415
Servicing Fees Payable	269,239	189,754
Total Liabilities	308,253	201,351
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (257,659,122 Units issued and outstanding as of September 30, 2026; 186,502,697 Units issued and outstanding as of December 31, 2025) (a)	10,126,875	6,288,381
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (6,567,178 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025) (a)	262,312	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (148,501,851 Units issued and outstanding as of September 30, 2026; 110,691,630 Units issued and outstanding as of December 31, 2025)	5,436,494	3,484,838
Limited Partnership Unit — Class D Units, unlimited Units authorized (5,412,991 Units issued and outstanding as of September 30, 2026; 3,220,614 Units issued and outstanding as of December 31, 2025)	208,075	106,364
Limited Partnership Unit — Class N Units, unlimited Units authorized (1,269,815 Units issued and outstanding as of September 30, 2026; 684,206 Units issued and outstanding as of December 31, 2025)	38,223	17,652
General Partner Interest	250	250
Total Net Assets	16,072,229	9,897,485
Total Liabilities and Net Assets	$16,380,482	$10,098,836
___________________
(a)On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Professional Fees	$585	$545	$1,674	$1,577
Directors’ Fees	155	105	465	312
Other	63	47	611	202
Total Expenses	803	697	2,750	2,091
Net Investment Income (Loss)	(803)	(697)	(2,750)	(2,091)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	366,242	185,930	1,924,209	802,987
Net Increase (Decrease) in Net Assets Resulting from Operations	$365,439	$185,233	$1,921,459	$800,896
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Class N Units	General Partner Interest	Total Net Assets
Balance at June 30, 2026	$8,917,881	$—	$256,174	$4,830,704	$190,243	$33,494	$250	$14,228,746
Proceeds from Units Issued	984,558	—	—	545,045	13,170	4,000	—	1,546,773
Net Investment Income (Loss)	(497)	—	(13)	(280)	(11)	(2)	—	(803)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	226,428	—	6,142	127,952	4,846	874	—	366,242
Servicing Fees	—	—	—	(31,880)	(180)	(144)	—	(32,204)
Conversion of Units Between Classes or Series	20,960	—	—	(20,960)	—	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(22,455)	—	9	(14,087)	7	1	—	(36,525)
Balance at September 30, 2026	$10,126,875	$—	$262,312	$5,436,494	$208,075	$38,223	$250	$16,072,229

Balance at June 30, 2025	$4,391,355	$—	$—	$2,549,616	$85,469	$—	$250	$7,026,690
Proceeds from Units Issued	700,828	—	—	406,322	3,500	8,300	—	1,118,950
Net Investment Income (Loss)	(427)	—	—	(261)	(8)	(1)	—	(697)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	113,919	—	—	69,738	2,131	142	—	185,930
Servicing Fees	—	—	—	(25,751)	(125)	(330)	—	(26,206)
Conversion of Units Between Classes or Series	797	—	—	(4,065)	3,268	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(2,064)	—	—	(2,452)	3	—	—	(4,513)
Balance at September 30, 2025	$5,204,408	$—	$—	$2,993,147	$94,238	$8,111	$250	$8,300,154

See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Class N Units	General Partner Interest	Total Net Assets
Balance at December 31, 2025	$6,288,381	$—	$—	$3,484,838	$106,364	$17,652	$250	$9,897,485
Proceeds from Units Issued	2,674,111	—	250,000	1,460,787	82,023	17,200	—	4,484,121
Net Investment Income (Loss)	(1,712)	—	(17)	(980)	(35)	(6)	—	(2,750)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1,197,061	—	12,310	686,197	24,525	4,116	—	1,924,209
Servicing Fees	—	—	—	(109,552)	(1,775)	(742)	—	(112,069)
Conversion of Units Between Classes or Series	46,265	—	—	(46,265)	—	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(77,231)	—	19	(38,531)	(3,027)	3	—	(118,767)
Balance at September 30, 2026	$10,126,875	$—	$262,312	$5,436,494	$208,075	$38,223	$250	$16,072,229

Balance at December 31, 2024	$2,748,976	$—	$—	$1,741,432	$65,235	$—	$250	$4,555,893
Proceeds from Units Issued	1,962,520	—	—	1,039,107	23,610	8,300	—	3,033,537
Net Investment Income (Loss)	(1,268)	—	—	(797)	(25)	(1)	—	(2,091)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	487,358	—	—	305,660	9,827	142	—	802,987
Servicing Fees	—	—	—	(73,271)	(460)	(330)	—	(74,061)
Conversion of Units Between Classes or Series	15,210	—	—	(11,252)	(3,958)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(8,388)	—	—	(7,732)	9	—	—	(16,111)
Balance at September 30, 2025	$5,204,408	$—	$—	$2,993,147	$94,238	$8,111	$250	$8,300,154
___________________
(a)On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,921,459	$800,896
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(1,924,209)	(802,987)
Issuance of Class I-Series I Units for Directors’ Fees	415	—
Investment in the Aggregator	(4,427,209)	(3,018,732)
Proceeds from Investment in the Aggregator	89,621	12,665
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	2,399	—
Other Assets	(388)	52
Due to Affiliates	(2,202)	(190)
Accounts Payable, Accrued Expenses and Other Liabilities	(585)	994
Net Cash Provided by (Used in) Operating Activities	(4,340,699)	(3,007,302)
Financing Activities
Proceeds from Issuance of Units	4,461,039	3,033,537
Payments for Servicing Fees	(32,584)	(13,442)
Early Redemption Deduction Received from the Feeder	241	153
Redemption of Units, Net of Early Redemption Deduction	(88,843)	(12,280)
Net Cash Provided by (Used in) Financing Activities	4,339,853	3,007,968
Cash and Cash Equivalents
Net Increase (Decrease)	(846)	666
Beginning of Period	1,965	1,616
End of Period	$1,119	$2,282
Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$9	$8
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of Class I-Series I Units for Performance Participation Allocation	$22,667	$—
Accrued Servicing Fees	$112,069	$74,061
Redemptions Payable, Net of Early Redemption Deduction	$36,619	$4,605
Early Redemption Deduction Receivable from the Feeder	$100	$85
Issuance of Class I-Series I Units for Directors’ Fees	$415	$—
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (415,276,109 Units) (a)	Investee Fund	Various	Various	$16,340,821	101.7%
Total Investments (Cost $12,749,382)				$16,340,821	101.7%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (298,902,089 Units) (a)	Investee Fund	Various	Various	$10,086,895	101.9%
Total Investments (Cost $8,419,665)				$10,086,895	101.9%
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
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXPE U.S. may, at times, have bank balances in excess of federally insured amounts; however, BXPE U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
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
Segment Reporting
BXPE U.S. operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of BXPE U.S.’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for BXPE U.S. primarily based on BXPE U.S.’s Net Increase (Decrease) in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Statements of Operations.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Recent Accounting Developments
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for BXPE U.S.’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. BXPE U.S. does not expect its investment in the Aggregator to be directly impacted by the amended guidance and is evaluating the potential impact to its indirect holdings of equity securities held through the Aggregator, if any, including both fair value measurements and disclosures, as well as the timing of adoption.
3. Investment in the Aggregator
BXPE U.S. recognizes dividend income on the record date of distributions from the Aggregator, if any. BXPE U.S. has an interest of 83.3% and 82.0% in the Aggregator as of September 30, 2026 and December 31, 2025, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S.’s net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. (the “Borrower”) and BXPE Lux entered into an amended and restated unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. On August 14, 2025, the A&R Line of Credit was amended (the “Second A&R Line of Credit”) for Finco to provide a maximum amount of $100.0 million to BXPE U.S. On August 14, 2026, the term of the Second A&R Line of Credit was extended to August 13, 2027, subject to one-year extension options requiring Finco approval.
Under the Second A&R Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Second A&R Line of Credit is repayable on the earliest of (a) the expiration of the Second A&R Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Second A&R Line of Credit after a repayment event has occurred, the Borrower is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Second A&R Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Second A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Second A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Second A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of September 30, 2026 and December 31, 2025, BXPE U.S. had no borrowings or amounts outstanding under the Second A&R Line of Credit.
5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of September 30, 2026, BXPE U.S. offers six classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S, Class D and Class N Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, upfront subscription fee, and distribution channels.

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
The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV for each class, or series of a class, of Units is calculated monthly by the Sponsor. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
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
The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Series III Units	Class S Units	Class D Units	Class N Units	Total
Units Outstanding as of June 30, 2026	232,638,842	6,567,178	135,237,242	5,073,000	1,140,743	380,657,005
Units Issued	25,057,726	—	14,176,593	339,991	129,072	39,703,382
Conversion of Units Between Classes or Series	533,824	—	(545,693)	—	—	(11,869)
Redemption of Units	(571,270)	—	(366,291)	—	—	(937,561)
Units Outstanding as of September 30, 2026	257,659,122	6,567,178	148,501,851	5,412,991	1,269,815	419,410,957

Units Outstanding as of June 30, 2025	140,029,174	—	86,968,721	2,781,080	—	229,778,975
Units Issued	22,025,112	—	12,952,595	109,609	330,005	35,417,321
Conversion of Units Between Classes or Series	25,148	—	(129,691)	103,206	—	(1,337)
Redemption of Units	(68,363)	—	(79,667)	—	—	(148,030)
Units Outstanding as of September 30, 2025	162,011,071	—	99,711,958	2,993,895	330,005	265,046,929

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I
	Series I Units	Series III Units	Class S Units	Class D Units	Class N Units	Total
Units Outstanding as of December 31, 2025	186,502,697	—	110,691,630	3,220,614	684,206	301,099,147
Units Issued	71,950,245	6,567,178	40,088,115	2,271,106	585,609	121,462,253
Conversion of Units Between Classes or Series	1,224,071	—	(1,249,423)	—	—	(25,352)
Redemption of Units	(2,017,891)	—	(1,028,471)	(78,729)	—	(3,125,091)
Units Outstanding as of September 30, 2026	257,659,122	6,567,178	148,501,851	5,412,991	1,269,815	419,410,957

Units Outstanding as of December 31, 2024	96,932,930	—	65,661,316	2,346,107	—	164,940,353
Units Issued	64,856,033	—	34,683,172	783,984	330,005	100,653,194
Conversion of Units Between Classes or Series	505,718	—	(374,266)	(136,196)	—	(4,744)
Redemption of Units	(283,610)	—	(258,264)	—	—	(541,874)
Units Outstanding as of September 30, 2025	162,011,071	—	99,711,958	2,993,895	330,005	265,046,929

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

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
During the three and nine months ended September 30, 2026, 937,561 Units and 3,125,091 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $36.5 million and $118.8 million, respectively, of which 371,329 Units and 782,901 Units at an aggregate value of $14.6 million and $30.0 million related to redemptions by the Feeder, respectively. During the three and nine months ended September 30, 2025, 148,030 Units and 541,874 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $4.5 million and $16.1 million, respectively, of which 54,384 Units and 198,008 Units at an aggregate value of $1.7 million and $6.0 million related to redemptions by the Feeder, respectively.
6. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXPE U.S. Partnership Agreement”) with the General Partner on March 12, 2026. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the BXPE U.S. Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.
The General Partner elected to receive $22.7 million of BXPE’s Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities of the Aggregator. During the nine months ended September 30, 2026, the equity of intermediate entities of the Aggregator was issued and then contributed to BXPE U.S. in exchange for 663,599 BXPE U.S. Class I-Series I Units.
For the three and nine months ended September 30, 2026, BXPE U.S. was allocated $53.0 million and $294.2 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and nine months ended September 30, 2025, BXPE U.S. was allocated $31.6 million and $125.3 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
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
For the three and nine months ended September 30, 2026, BXPE U.S. was allocated $50.9 million and $130.7 million, respectively, of the gross Management Fee recognized by the Aggregator, of which $0.1 million and $3.0 million was

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
waived by the Investment Manager as a result of investments in Other Blackstone Accounts. For the three and nine months ended September 30, 2025, BXPE U.S. was allocated $25.6 million and $64.4 million, respectively, of the gross Management Fee recognized by the Aggregator.
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
For the three and nine months ended September 30, 2026, BXPE U.S. was allocated $4.1 million and $10.4 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and nine months ended September 30, 2025, BXPE U.S. was allocated $2.0 million and $4.9 million, respectively, of the Administration Fee recognized by the Aggregator.
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
BXPE U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S, Class D and Class N Units are sold. During the three and nine months ended September 30, 2026, BXPE U.S. paid $15.1 million and $32.6 million, respectively, of unitholder servicing fees. During the three and nine months ended September 30, 2025, BXPE U.S. paid $5.8 million and $13.4 million, respectively, of unitholder servicing fees.
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
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
8. Income Taxes
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
Tax Contingencies
BXPE U.S. files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, BXPE U.S. is subject to examination by various taxing authorities.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
9. Financial Highlights
The following financial highlights are calculated for the unitholders of BXPE U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units have been issued by BXPE U.S. since inception. As of September 30, 2025, no Class I-Series III Units were outstanding.

	Nine Months Ended September 30, 2026 (a)
	Class I
	Series I Units (b)	Series III Units	Class S Units	Class D Units	Class N Units
Per Unit Data
Net Asset Value, Beginning of Period	$33.72	$—	$31.48	$33.03	$25.80
Proceeds from Units Issued	—	38.07	—	—	—
Net Investment Income (Loss)	(0.01)	(0.00)	(0.01)	(0.01)	(0.01)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	5.59	1.87	5.47	5.56	4.45
Net Increase in Net Assets Resulting from Investment Operations	5.58	1.87	5.47	5.56	4.44
Early Redemption Deduction Fees	0.00	0.00	0.00	0.00	0.00
Servicing Fees	—	—	(0.34)	(0.15)	(0.15)
Net Increase (Decrease) in Net Assets	5.59	1.87	5.13	5.41	4.30
Net Asset Value, End of Period	$39.30	$39.94	$36.61	$38.44	$30.10
Units Outstanding, End of Period	257,659,122	6,567,178	148,501,851	5,412,991	1,269,815
Total Return Based on Net Asset Value (c)	16.57%	4.92%	16.28%	16.39%	16.68%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.02%	0.01%	0.02%	0.02%	0.02%
Total Expenses (d)	0.02%	0.01%	0.02%	0.02%	0.02%
Net Investment Income (Loss)	-0.02%	-0.01%	-0.02%	-0.02%	-0.02%

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units	Class N Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.36	$26.52	$27.81	$—
Proceeds from Units Issued	—	—	—	25.00
Net Investment Income (Loss)	(0.01)	(0.01)	(0.01)	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	3.77	3.72	3.74	0.59
Net Increase in Net Assets Resulting from Investment Operations	3.76	3.71	3.73	0.59
Servicing Fees	—	(0.22)	(0.06)	(1.01)
Net Increase in Net Assets	3.76	3.50	3.67	(0.42)
Net Asset Value, End of Period	$32.12	$30.02	$31.48	$24.58
Units Outstanding, End of Period	162,011,071	99,711,958	2,993,895	330,005
Total Return Based on Net Asset Value (c)	13.27%	13.18%	13.20%	-1.69%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.03%	0.03%	0.03%	0.01%
Total Expenses (d)	0.03%	0.03%	0.03%	0.01%
Net Investment Income (Loss)	-0.03%	-0.03%	-0.03%	-0.01%
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
(d)Expense ratio includes Professional Fees, Directors’ Fees, and Other.
10. Subsequent Events
Except as noted below, there have been no events since September 30, 2026 that require recognition or disclosure in the condensed financial statements.
On October 1, 2026, BXPE U.S. redesignated existing series of Units and designated additional series of Units. As of November 12, 2026, BXPE U.S. offers eleven classes, or series of classes, of limited partnership Units: Class I-Series I Units, Class I-Series II Units, Class I-Series III Units, Class I-Series IV Units, Class I-Series E Units, Class S-Series I Units, Class S-Series E Units, Class D-Series I Units, Class D-Series E Units, Class N-Series I Units and Class N-Series E Units. Redesignations did not result in any adjustments to the condensed financial statements.

BXPE US Aggregator (CYM) L.P.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $13,693,737 as of September 30, 2026; $9,256,345 as of December 31, 2025)	$18,251,738	$11,435,461
Investments in Affiliated Investee Funds at Fair Value (Cost $1,056,308 as of September 30, 2026; $893,757 as of December 31, 2025)	1,292,775	1,041,688
Cash and Cash Equivalents	837,275	293,250
Derivative Assets at Fair Value (Cost $158 as of September 30, 2026; $473 as of December 31, 2025)	9,162	5,190
Due from Affiliates	530	2,326
Interest and Dividend Receivable and Other Assets	108,341	47,712
Deferred Assets	37,449	24,767
Deferred Tax Assets	17,797	20,004
Total Assets	$20,555,067	$12,870,398
Liabilities and Net Assets
Due to Affiliates	$10,166	$9,616
Payable for Investments Purchased	253,361	148,186
Accrued Performance Participation Allocation	149,160	123,071
Management Fee Payable	61,019	37,563
Derivative Liabilities at Fair Value (Cost $— as of September 30, 2026 and December 31, 2025)	1,749	2,951
Deferred Tax Liabilities	367,774	208,873
Administration Fees Payable	4,919	2,968
Accounts Payable, Accrued Expenses and Other Liabilities	19,208	9,681
Redemptions Payable	66,568	21,116
Total Liabilities	933,924	564,025
Commitments and Contingencies
Net Assets (a)
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (492,206,701 Units issued and outstanding as of September 30, 2026; 364,713,006 Units issued and outstanding as of December 31, 2025)	19,358,833	12,306,373
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (6,559,579 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	262,310	—
Total Net Assets	19,621,143	12,306,373
Total Liabilities and Net Assets	$20,555,067	$12,870,398
___________________
(a)On January 1, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B units.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest Income	$36,876	$26,835	$124,892	$68,784
Dividend Income	21,893	18,532	67,338	112,972
Other	273	641	1,478	846
Total Income	59,042	46,008	193,708	182,602
Expenses
Management Fees	61,197	31,623	157,704	80,489
Organizational Expenses	161	71	366	3,091
Performance Participation Allocation	63,690	38,977	354,873	156,869
Professional Fees	8,781	6,057	28,329	18,159
Deferred Financing Cost Amortization	3,628	2,380	10,598	5,642
Deferred Offering Costs Amortization	315	175	898	443
Administration Fees	4,912	2,474	12,565	6,122
Interest Expense	1,797	226	15,297	5,992
Other	1,028	95	9,175	159
Total Expenses	145,509	82,078	589,805	276,966
Management Fees Waived	(178)	—	(3,597)	—
Net Expenses	145,331	82,078	586,208	276,966
Net Investment Income (Loss) Before Provision for Taxes	(86,289)	(36,070)	(392,500)	(94,364)
Provision for (Benefit of) Taxes	12,963	44,926	168,216	95,618
Net Investment Income (Loss)	(99,252)	(80,996)	(560,716)	(189,982)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments and Derivative Instruments	281,958	28,391	408,639	71,322
Net Change in Unrealized Gain (Loss) on Investments	286,918	216,207	2,553,395	966,075
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(15,220)	75,596	5,488	(40,499)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(14,042)	(9,851)	(86,002)	199,709
Total Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	539,614	310,343	2,881,520	1,196,607
Net Increase (Decrease) in Net Assets Resulting from Operations	$440,362	$229,347	$2,320,804	$1,006,625

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at June 30, 2026	$17,054,039	$—	$256,168	$17,310,207
Proceeds from Units Issued	1,937,142	—	—	1,937,142
Net Investment Income (Loss)	(98,104)	—	(1,148)	(99,252)
Net Realized Gain (Loss) on Investments and Derivative Instruments	278,116	—	3,842	281,958
Net Change in Unrealized Gain (Loss) on Investments	283,090	—	3,828	286,918
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(14,998)	—	(222)	(15,220)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(13,884)	—	(158)	(14,042)
Redemption of Units	(66,568)	—	—	(66,568)
Balance at September 30, 2026	$19,358,833	$—	$262,310	$19,621,143

Balance at June 30, 2025	$8,894,439	$—	$—	$8,894,439
Proceeds from Units Issued	1,298,609	—	—	1,298,609
Net Investment Income (Loss)	(80,996)	—	—	(80,996)
Net Realized Gain (Loss) on Investments and Derivative Instruments	28,391	—	—	28,391
Net Change in Unrealized Gain (Loss) on Investments	216,207	—	—	216,207
Net Change in Unrealized Gain (Loss) on Derivative Instruments	75,596	—	—	75,596
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(9,851)	—	—	(9,851)
Redemption of Units	(19,906)	—	—	(19,906)
Balance at September 30, 2025	$10,402,489	$—	$—	$10,402,489

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at December 31, 2025	$12,306,373	$—	$—	$12,306,373
Proceeds from Units Issued	4,956,646	—	250,000	5,206,646
Net Investment Income (Loss)	(558,333)	—	(2,383)	(560,716)
Net Realized Gain (Loss) on Investments and Derivative Instruments	403,774	—	4,865	408,639
Net Change in Unrealized Gain (Loss) on Investments	2,542,679	—	10,716	2,553,395
Net Change in Unrealized Gain (Loss) on Derivative Instruments	5,531	—	(43)	5,488
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(85,157)	—	(845)	(86,002)
Redemption of Units	(212,680)	—	—	(212,680)
Balance at September 30, 2026	$19,358,833	$—	$262,310	$19,621,143

Balance at December 31, 2024	$6,099,147	$—	$—	$6,099,147
Proceeds from Units Issued	3,348,160	—	—	3,348,160
Net Investment Income (Loss)	(189,982)	—	—	(189,982)
Net Realized Gain (Loss) on Investments and Derivative Instruments	71,322	—	—	71,322
Net Change in Unrealized Gain (Loss) on Investments	966,075	—	—	966,075
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(40,499)	—	—	(40,499)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	199,709	—	—	199,709
Redemption of Units	(51,443)	—	—	(51,443)
Balance at September 30, 2025	$10,402,489	$—	$—	$10,402,489
___________________
(a)On January 1, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B units.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,320,804	$1,006,625
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized (Gain) Loss on Investments and Derivative Instruments	(408,639)	(71,322)
Net Change in Unrealized (Gain) Loss on Investments	(2,553,395)	(966,075)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(5,488)	40,499
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	86,002	(199,709)
Net Amortization of Debt Investments	420	18
Deferred Costs Amortization	11,496	6,085
Purchases of Investments	(6,540,315)	(3,349,230)
Proceeds from Investments	2,346,160	712,671
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	1,796	—
Interest and Dividend Receivable and Other Assets	(57,912)	(98,233)
Deferred Tax Assets	2,207	—
Deferred Assets	(24,178)	(14,049)
Due to Affiliates	550	(2,269)
Accounts Payable, Accrued Expenses and Other Liabilities	9,527	(4,672)
Payable for Investments Purchased	105,175	160,207
Deferred Tax Liabilities	158,901	87,996
Taxes Payable	—	3,421
Management Fee Payable	23,456	13,414
Administration Fees Payable	1,951	1,017
Accrued Performance Participation Allocation	48,756	(21,850)
Net Cash Provided by (Used in) Operating Activities	(4,472,726)	(2,695,456)
continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Financing Activities
Proceeds from Issuance of Units	$5,183,979	$3,348,160
Proceeds from Borrowings	1,870,000	1,428,000
Repayment of Borrowings	(1,870,000)	(1,557,000)
Redemption of Units	(167,228)	(38,573)
Net Cash Provided by (Used in) Financing Activities	5,016,751	3,180,587
Cash and Cash Equivalents
Net Increase (Decrease)	544,025	485,131
Beginning of Period	293,250	114,690
End of Period	$837,275	$599,821
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$4,236	$3,965
Cash Paid for Interest	$15,247	$6,235
Supplemental Disclosure of Non-Cash Financing Activities
Redemptions Payable	$66,568	$19,908
Issuance of Class I-Series I Units for Performance Participation Allocation	$22,667	$—
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity Investments (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$1,774,652	9.0%
Other Investment(s) in Equity	EMEA	287,957	1.5%
Other Investment(s) in Equity	APAC	232,393	1.2%
Total Business Services		2,295,002	11.7%

Consumer
Other Investment(s) in Equity (b)	Americas	1,290,242	6.6%
Other Investment(s) in Equity	EMEA	38,118	0.2%
Other Investment(s) in Equity	APAC	9,560	0.0%
Total Consumer		1,337,920	6.8%

Energy
Other Investment(s) in Equity (b)	Americas	1,668,134	8.5%
Other Investment(s) in Equity	EMEA	89,424	0.5%
Other Investment(s) in Equity	APAC	375	0.0%
Total Energy		1,757,933	9.0%

Financial Services
Other Investment(s) in Equity (b)	Americas	978,469	5.0%
Other Investment(s) in Equity	EMEA	256,514	1.3%
Other Investment(s) in Equity	APAC	107,061	0.5%
Total Financial Services		1,342,044	6.8%

Healthcare
Other Investment(s) in Equity (b)	Americas	1,337,428	6.8%
Other Investment(s) in Equity	EMEA	185,715	0.9%
Other Investment(s) in Equity	APAC	49,855	0.3%
Total Healthcare		1,572,998	8.0%

Industrials
Air Control Concepts Holdings, L.P. (11,112,526 shares) (c)	Americas	1,014,556	5.2%
Other Investment(s) in Equity (b)	Americas	1,227,739	6.3%
Other Investment(s) in Equity	EMEA	8,643	0.0%
Other Investment(s) in Equity	APAC	2,949	0.0%
Total Industrials		2,253,887	11.5%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$452,795	2.3%
Other Investment(s) in Equity	Americas	237,848	1.2%
Total Infrastructure		690,643	3.5%

Media & Entertainment
Other Investment(s) in Equity	EMEA	933,165	4.8%
Other Investment(s) in Equity	Americas	83,777	0.4%
Other Investment(s) in Equity	APAC	9,917	0.1%
Total Media & Entertainment		1,026,859	5.2%

Software
Other Investment(s) in Equity (b)	Americas	1,559,315	7.9%
Other Investment(s) in Equity	EMEA	252,720	1.3%
Total Software		1,812,035	9.2%

Technology & Services
Fortis Holdco L.P. (2,120,559 shares) (d)	Americas	1,235,867	6.3%
Other Investment(s) in Equity	Americas	613,905	3.1%
Other Investment(s) in Equity	APAC	348,842	1.8%
Other Investment(s) in Equity	EMEA	26,009	0.1%
Total Technology & Services		2,224,623	11.3%
Total Equity Investments (Cost: Americas $9,455,654, EMEA $1,455,102, APAC $966,320)		16,313,944	83.1%

Debt Investments
Debt Investments - Private (e)
Consumer
Other Investment(s) in Debt	EMEA	345,577	1.8%
Total Consumer		345,577	1.8%

Energy
Other Investment(s) in Debt	APAC	7,807	0.0%
Total Energy		7,807	0.0%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) (e)
Software
Other Investment(s) in Debt	Americas	$1,699	0.0%
Total Software		1,699	0.0%

Technology & Services
Other Investment(s) in Debt	Americas	248,001	1.3%
Other Investment(s) in Debt	APAC	20,746	0.1%
Total Technology & Services		268,747	1.4%
Total Debt Investments - Private (Cost: Americas $206,004, EMEA $262,610, APAC $26,034)		623,830	3.2%

Debt Investments - Liquids (f)
Business Services
Other Investment(s) in Debt	Americas	61,592	0.3%
Total Business Services		61,592	0.3%

Consumer
Other Investment(s) in Debt	Americas	122,328	0.6%
Other Investment(s) in Debt	EMEA	9,859	0.1%
Total Consumer		132,187	0.7%

Energy
Other Investment(s) in Debt	Americas	55,363	0.3%
Total Energy		55,363	0.3%

Financial Services
Other Investment(s) in Debt	Americas	625,481	3.2%
Other Investment(s) in Debt	EMEA	3,767	0.0%
Total Financial Services		629,248	3.2%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued) (f)
Healthcare
Other Investment(s) in Debt	Americas	$52,608	0.3%
Other Investment(s) in Debt	EMEA	2,718	0.0%
Total Healthcare		55,326	0.3%

Industrials
Other Investment(s) in Debt	Americas	204,057	1.0%
Other Investment(s) in Debt	EMEA	21,925	0.1%
Other Investment(s) in Debt	APAC	4,038	0.0%
Total Industrials		230,020	1.2%

Infrastructure
Other Investment(s) in Debt	Americas	41,829	0.2%
Total Infrastructure		41,829	0.2%

Media & Entertainment
Other Investment(s) in Debt	Americas	35,982	0.2%
Other Investment(s) in Debt	EMEA	3,002	0.0%
Total Media & Entertainment		38,984	0.2%

Software
Other Investment(s) in Debt	Americas	51,808	0.3%
Total Software		51,808	0.3%

Technology & Services
Other Investment(s) in Debt	Americas	11,221	0.1%
Other Investment(s) in Debt	APAC	6,386	0.0%
Total Technology & Services		17,607	0.1%
Total Debt Investments - Liquids (Cost: Americas $1,270,110, EMEA $41,481, APAC $10,419)		1,313,964	6.7%
Total Debt Investments (Cost: Americas $1,476,115, EMEA $304,091, APAC $36,454)		1,937,794	9.9%
Total Investments (Cost; $13,693,737)		18,251,738	93.0%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds
Diversified
Other Investment(s) in Affiliated Investee Funds	Americas	$265,525	1.4%
Total Diversified		265,525	1.4%

Energy
Other Investment(s) in Affiliated Investee Funds	Americas	35,738	0.2%
Total Energy		35,738	0.2%

Financial Services
Other Investment(s) in Affiliated Investee Funds	Americas	198,047	1.0%
Other Investment(s) in Affiliated Investee Funds	EMEA	32,442	0.2%
Total Financial Services		230,489	1.2%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	109,203	0.6%
Total Infrastructure		109,203	0.6%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	132,738	0.7%
Total Software		132,738	0.7%

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Americas	232,389	1.2%
Other Investment(s) in Affiliated Investee Funds	Various	154,606	0.8%
Total Specialty Finance		386,995	2.0%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	78,399	0.4%
Total Technology & Services		78,399	0.4%

Various (g)
Other Investment(s) in Affiliated Investee Funds	Americas	53,688	0.3%
Total Various		53,688	0.3%
Total Affiliated Investee Funds (Cost: Americas $847,523, EMEA $19,837, Various $188,948)		1,292,775	6.6%
continued…
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Other Money Market Funds	Americas	$771,066	3.9%
Total Money Market Fund (Cost: $771,066 Americas)		771,066	3.9%

Cash
Cash Held at Banks	n/a	66,209	0.3%
Total Cash (Cost: $66,209)		66,209	0.3%
Total Cash and Cash Equivalents (Cost: $837,275)		837,275	4.3%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contract(s)	n/a	9,074	0.0%
Foreign Currency Options Contract(s)	n/a	88	0.0%
Total Derivative Assets (Cost: $158)		9,162	0.0%

Derivative Liabilities
Foreign Currency Forward Contract(s)	n/a	1,749	0.0%
Total Derivative Liabilities (Cost: $—)		1,749	0.0%
Total Derivative Instruments (Cost: $158)		7,413	0.0%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $15,587,478)		20,389,201	103.9%

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
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to, unitholder approval, regulatory approval, financing, completion of due diligence and break-up fees. Minority investments in companies where BXPE has limited information rights may also be valued using a recent round of financing as the primary method considering the nature of the transaction, the rights and privileges of the investments subject to the transaction and any changes in the investment that have occurred since the transaction.
Investments in debt securities that are not listed on an exchange, but for which external pricing is available, may be valued by reputable dealers or pricing services on the basis of prices from orderly transactions between market participants and adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.

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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds may be valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies. For certain Investments in Affiliated Investee Funds, investments held directly by such funds may also be direct investments of BXPE. In these circumstances, the Aggregator and the affiliated investee fund shall apply a consistent fair value methodology to value such investments, with the Aggregator applying a methodology as discussed under the “Investments at Fair Value” section above.
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
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statements of Operations. The Aggregator may, at times, have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
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
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for (Benefit of) Taxes on the Condensed Consolidated Statements of Operations.
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
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Aggregator’s annual period ending December 31, 2026. The Aggregator does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for the Aggregator’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Aggregator is evaluating the potential impact on fair value measurement and disclosures, as well as the timing of adoption.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$66,209	$—	$—	$—	$66,209
Money Market Fund	771,066	—	—	—	771,066
Total Cash and Cash Equivalents	837,275	—	—	—	837,275
Investments
Equity Investments	—	803,297	15,471,903	38,744	16,313,944
Debt Investments
Private	—	—	623,830	—	623,830
Liquids	—	765,469	548,495	—	1,313,964
Total Debt Investments	—	765,469	1,172,325	—	1,937,794
Total Investments	—	1,568,766	16,644,228	38,744	18,251,738
Investments in Affiliated Investee Funds	—	—	—	1,292,775	1,292,775
Derivative Assets	—	9,162	—	—	9,162
	$837,275	$1,577,928	$16,644,228	$1,331,519	$20,390,950

Liabilities
Derivative Liabilities	$—	$1,749	$—	$—	$1,749

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$147,737	$—	$—	$—	$147,737
Money Market Fund	145,513	—	—	—	145,513
Total Cash and Cash Equivalents	293,250	—	—	—	293,250
Investments
Equity Investments	—	—	9,288,581	55,832	9,344,413
Debt Investments
Private	—	—	884,585	—	884,585
Liquids	—	1,195,614	10,849	—	1,206,463
Total Debt Investments	—	1,195,614	895,434	—	2,091,048
Total Investments	—	1,195,614	10,184,015	55,832	11,435,461
Investments in Affiliated Investee Funds	—	—	—	1,041,688	1,041,688
Derivative Assets	—	5,190	—	—	5,190
	$293,250	$1,200,804	$10,184,015	$1,097,520	$12,775,589

Liabilities
Derivative Liabilities	$—	$2,951	$—	$—	$2,951

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The Aggregator may hold equity securities that are subject to contractual sale restrictions that are deemed an attribute of the holder rather than the investment. Contractual sale restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of September 30, 2026, there were no equity securities subject to contractual sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale restrictions or other transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$12,305,561	Discounted Cash Flows	WACC	6.9% to 33.5%	16.5%	Lower
			Exit Multiple	0.9x to 30.0x	15.2x	Higher
	1,814,539	Recent Round of Financing	n/a
	887,381	Transactional Value	n/a
	421,731	Other	n/a
	41,899	Market Approach	Market Multiple	26.5x	26.5x	Higher
	792	Options Pricing	Selected Volatility	20.0%	20.0%	Higher
Debt Investments - Private	623,830	Discounted Cash Flows	WACC	8.8% to 20.6%	13.5%	Lower
Debt Investments - Liquids	548,495	Third-Party Pricing	n/a
Total Investments	16,644,228
	$16,644,228

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$8,339,888	Discounted Cash Flows	WACC	7.2% - 30.4%	16.4%	Lower
			Exit Multiple	7.6x - 24.0x	16.5x	Higher
	662,275	Recent Round of Financing	n/a
	286,418	Transactional Value	n/a
Debt Investments - Private	884,585	Discounted Cash Flows	WACC	7.9% - 15.3%	11.8%	Lower
Debt Investments - Liquids	10,849	Third-Party Pricing	n/a
Total Investments	10,184,015
	$10,184,015
____________________

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges primarily include the last twelve months earnings or revenues multiples and the next twelve months forward earnings or revenues multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Market Multiple	Ranges include the last twelve months EBITDA multiples.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2026
	Equity Investments	Debt Investments - Private	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$14,827,463	$751,699	$14,565	$—	$15,593,727
Purchases	891,292	—	545,732	—	1,437,024
Sales and Proceeds from Investments	(263,872)	(10,393)	(12,906)	—	(287,171)
Transfers Into Level III (a)	119,806	—	4,157	—	123,963
Transfers Out of Level III (a)	(778,151)	(119,806)	(3,167)	—	(901,124)
Change in Gain (Loss) Included in Net Assets	675,365	2,330	114	—	677,809
Balance, End of Period	$15,471,903	$623,830	$548,495	$—	$16,644,228
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$675,365	$2,330	$103	$—	$677,798

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2026
	Equity Investments	Debt Investments - Private	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$9,288,581	$884,585	$10,849	$—	$10,184,015
Purchases	5,055,846	37,122	554,811	—	5,647,779
Sales and Proceeds from Investments	(436,619)	(180,788)	(22,748)	—	(640,155)
Transfers Into Level III (a)	132,080	—	14,911	—	146,991
Transfers Out of Level III (a)	(1,127,073)	(119,806)	(9,399)	—	(1,256,278)
Change in Gain (Loss) Included in Net Assets	2,559,088	2,717	71	—	2,561,876
Balance, End of Period	$15,471,903	$623,830	$548,495	$—	$16,644,228
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$2,565,447	$2,717	$60	$—	$2,568,224

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2025
	Equity Investments	Debt Investments - Private	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$6,572,416	$669,641	$—	$71,696	$7,313,753
Purchases	475,676	195,587	2,298	6,017	679,578
Sales and Proceeds from Investments	(83,230)	(29,553)	—	(94)	(112,877)
Transfers Out of Level III (b)	—	—	—	—	—
Change in Gain (Loss) Included in Net Assets	339,643	10,862	13	4,049	354,567
Balance, End of Period	$7,304,505	$846,537	$2,311	$81,668	$8,235,021
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$339,643	$10,862	$13	$4,049	$354,567

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2025
	Equity Investments	Debt Investments - Private	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$4,028,240	$541,284	$—	$248,934	$4,818,458
Purchases	2,514,460	248,743	2,298	7,554	2,773,055
Sales and Proceeds from Investments	(188,917)	(39,045)	—	(518)	(228,480)
Transfers Out of Level III (b)	(64,680)	—	—	(185,942)	(250,622)
Change in Gain (Loss) Included in Net Assets	1,015,402	95,555	13	11,640	1,122,610
Balance, End of Period	$7,304,505	$846,537	$2,311	$81,668	$8,235,021
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$1,015,402	$95,555	$13	$11,640	$1,122,610
____________________
(a)For the three and nine months ended September 30, 2026, the transfers in and out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets, a Level III Debt Investment transferring into Level III Equity Investments and the application of NAV as a practical expedient to an Affiliated Investee Fund following the contribution of an Equity Investment previously classified as Level III; there was no impact to the resulting fair value.
(b)For the three and nine months ended September 30, 2025, the transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of September 30, 2026 and December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	September 30, 2026		December 31, 2025
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$1,570,276	$1,292,775	$803,755	$1,041,688
Portfolio Companies (b)	—	38,744	34,104	55,832
	$1,570,276	$1,331,519	$837,859	$1,097,520
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the derivative contracts (in thousands):

	September 30, 2026						December 31, 2025
	Assets			Liabilities			Assets			Liabilities
	Notional		Fair Value	Notional		Fair Value	Notional		Fair Value	Notional		Fair Value
Derivative Instruments
Foreign Currency Contracts (EUR)		€1,047,088	$9,074		€534,200	$1,608		€1,034,760	$4,263		€721,578	$2,951
Foreign Currency Contracts (JPY)		¥—	$—		¥3,169,130	$141		¥1,290,444	$778		¥—	$—
Foreign Currency Contracts (ILS)	₪	9,406	$88	₪	—	$—	₪	—	$—	₪	—	$—
Commodity Futures Contracts		$—	$—		$—	$—		$56	$149		$—	$—
			$9,162			$1,749			$5,190			$2,951

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$22,070	$(63,603)	$20,950	$(45,809)
Commodity Futures Contracts	—	—	(343)	—
Forward Sales Contracts	—	(1,086)	—	(1,086)
Total Realized Gain (Loss)	22,070	(64,689)	20,607	(46,895)
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	(15,220)	70,958	5,164	(40,143)
Commodity Futures Contracts	—	(109)	324	(356)
Forward Sales Contracts	—	4,747	—	—
Total Net Change in Unrealized Gain (Loss)	(15,220)	75,596	5,488	(40,499)
	$6,850	$10,907	$26,095	$(87,394)
As of September 30, 2026 and December 31, 2025, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
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
Under the Bonavista Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the borrower’s discretion, at a rate of the (a) one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.25% per annum or (b) base rate (as defined in the Bonavista Credit Facility) plus a spread of 1.25%. The Aggregator may voluntarily prepay any loans upon notice to the Bonavista Administrative Agent without a premium or penalty, subject to certain conditions. The Bonavista Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (each as defined below). The “First Unused Amount” incurs no commitment fee for the first nine months the Bonavista Credit Facility is outstanding; thereafter, the commitment fee on the First Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 1.00%. The “Second Unused Amount” incurs (a) on and after the Third Amendment Date and prior to the three-month anniversary of the Third Amendment Date, an amount equal to $375.0 million minus the sum of the total borrowings outstanding and the First Unused Amount; (b) thereafter, an amount equal to the aggregate commitment minus the sum of the total borrowings outstanding and the First Unused Amount,

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
multiplied by 0.30%. As of September 30, 2026 and December 31, 2025, Bonavista had no borrowings or amounts outstanding under the Bonavista Credit Facility.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an initial aggregate commitment of $375.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator, among other things, may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%), where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). On May 27, 2026, the Aggregator entered into an amendment to the Aggregator Credit Agreement (as amended, the “Amended Aggregator Credit Agreement”). As of September 30, 2026, the aggregate commitment was $2.7 billion.
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
The Amended Aggregator Credit Agreement contains customary representations and warranties, events of default, cash sweep events and affirmative and negative covenants. The Aggregator’s obligations under the Amended Aggregator Credit Agreement are non-recourse to BXPE U.S. and secured by the Aggregator’s distributions received from investments and the equity interest in certain of its subsidiaries. Upon an event of default, the lenders of the Amended Aggregator Credit Agreement may also terminate their commitment. As of September 30, 2026 and December 31, 2025, the Aggregator had no borrowings or amounts outstanding under the Amended Aggregator Credit Agreement.
6. Net Assets
On January 1, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units (defined below), discontinued its Class B units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of units (each, an “Aggregator Unit” or “Unit”). As of September 30, 2026, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued the applicable series of Class I Aggregator Units in exchange for their contributions to the Aggregator; specifically, contributions from BXPE U.S. Class I‑Series II units are invested into Class I‑Series II Aggregator Units, contributions from BXPE U.S. Class I‑Series III units are invested into Class I‑Series III Aggregator Units, and contributions from all other BXPE U.S. and the Parallel Fund units are invested into Class I‑Series I Aggregator Units.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV for each class, or series of a class, of Aggregator Units is calculated monthly by the Sponsor. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined in Note 7. “Related Party Transactions”) and the deduction of expenses.
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
The following table presents transactions in the Aggregator’s Units during the periods:

	Class I
	Series I Units	Series III Units	Total
Units Outstanding as of June 30, 2026	444,609,281	6,559,579	451,168,860
Units Issued	49,263,376	—	49,263,376
Redemption of Units	(1,665,956)	—	(1,665,956)
Units Outstanding as of September 30, 2026	492,206,701	6,559,579	498,766,280

Units Outstanding as of June 30, 2025	283,386,912	—	283,386,912
Units Issued	40,777,293	—	40,777,293
Redemption of Units	(614,366)	—	(614,366)
Units Outstanding as of September 30, 2025	323,549,839	—	323,549,839

	Class I
	Series I Units	Series III Units	Total
Units Outstanding as of December 31, 2025	364,713,006	—	364,713,006
Units Issued	132,973,766	6,559,579	139,533,345
Redemption of Units	(5,480,071)	—	(5,480,071)
Units Outstanding as of September 30, 2026	492,206,701	6,559,579	498,766,280

Units Outstanding as of December 31, 2024	214,889,732	—	214,889,732
Units Issued	110,297,894	—	110,297,894
Redemption of Units	(1,637,787)	—	(1,637,787)
Units Outstanding as of September 30, 2025	323,549,839	—	323,549,839
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
During the three and nine months ended September 30, 2026, 1,665,956 Aggregator Units and 5,480,071 Aggregator Units were redeemed for an aggregate value of $66.6 million and $212.7 million, respectively. During the three and nine months ended September 30, 2025, 614,366 Aggregator Units and 1,637,787 Aggregator Units were redeemed, respectively, for an aggregate value of $19.9 million and $51.4 million.

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
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXPE (through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, accrued monthly and payable quarterly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation is payable quarterly. The General Partner, in its discretion, may elect to receive the Performance Participation Allocation in (a) cash, (b) the Aggregator’s, BXPE U.S.’s, the Feeder’s, or a Parallel Fund’s units or shares (as applicable) and/or (c) units, shares, or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request, upon 60 days’ written notice, and will be subject to certain limitations.
The General Partner elected to receive $22.7 million of Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities. During the nine months ended September 30, 2026, the equity of intermediate entities was issued and then contributed to BXPE U.S. in exchange for 663,599 BXPE U.S. Class I-Series I units, after which BXPE U.S. contributed such equity to the Aggregator in exchange for 662,900 Aggregator Units.
For the three and nine months ended September 30, 2026, the Aggregator accrued Performance Participation Allocation of $63.7 million and $354.9 million, respectively, of which $44.6 million and $250.3 million was paid in cash from intermediate entities to the General Partner, with the remainder outstanding. For the three and nine months ended September 30, 2025, the Aggregator accrued Performance Participation Allocation of $39.0 million and $156.9 million, respectively, which were fully paid in cash from intermediate entities to the General Partner.
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
The Investment Manager, in its discretion, may elect to receive the Management Fee in (a) cash, (b) the Aggregator’s, BXPE U.S.’s, the Feeder’s, or a Parallel Fund’s units or shares (as applicable) and/or (c) units, shares or interests (as applicable) of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request, upon 60 days’ written notice, and will be subject to certain limitations. Additionally, the Investment

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity.
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
For the three and nine months ended September 30, 2026, the Aggregator accrued gross Management Fees of $61.2 million and $157.7 million, respectively, of which $0.2 million and $3.6 million was waived by the Investment Manager as a result of investments in Other Blackstone Accounts, respectively. For the three and nine months ended September 30, 2025, the Aggregator accrued gross Management Fees of $31.6 million and $80.5 million, respectively. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations. The net Management Fees were paid subsequent to the three and nine months ended September 30, 2026 and 2025.
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
For the three and nine months ended September 30, 2026, the Aggregator accrued Administration Fees of $4.9 million and $12.6 million, respectively. For the three and nine months ended September 30, 2025, the Aggregator accrued Administration Fees of $2.5 million and $6.1 million, respectively.
Investments in Affiliated Investee Funds
As of September 30, 2026 and December 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $1.3 billion and $1.0 billion, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
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
During the nine months ended September 30, 2026, the Aggregator acquired one investment for an aggregate purchase price of $97.1 million from Other Blackstone Accounts. The terms of this investment were negotiated by third-party investors, and the Aggregator participated on the same terms as such third-party investors. There were no such transactions during the three months ended September 30, 2026. There were no such transactions during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, the Aggregator did not participate in any post-closing syndication transactions to acquire additional equity interests in any of its existing investments from Other Blackstone Accounts. During the nine months ended September 30, 2025, the Aggregator participated in two such transactions for an aggregate purchase price of $140.5 million. During the three months ended September 30, 2025, the Aggregator did not participate in any such transaction. The interests were purchased from Other Blackstone Accounts at a purchase price of cost plus a customary fee for the time the investments were held by such affiliate.
As part of BXPE’s overall investment strategy, the Aggregator makes investments in a programmatic manner, including through participation in Blackstone’s side-by-side investment program. As a participant in the side-by-side investment program, from time to time, the Aggregator, together with other participants, purchases or sells investments or assets from or to related parties, including Affiliates of BXPE (as defined under the BXPE U.S. Partnership Agreement). As a condition of the program, all participants are required to participate in such transactions. For example, the Aggregator has syndicated, and expects to continue to syndicate, portions of certain investments to related parties following closing. Such syndication transactions generally occur within six months of closing at a price equal to the Aggregator’s cost, plus a customary fee for the period the investment is held by the Aggregator. During the three and nine months ended September 30, 2026, the Aggregator syndicated portions of four and ten investments, respectively, to related parties, resulting in aggregate cash proceeds of $26.9 million and $56.4 million, respectively. During the three and nine months ended September 30, 2025, the Aggregator syndicated portions of five and ten, respectively, investments to related parties, resulting in aggregate cash proceeds of $10.1 million and $19.8 million, respectively. Additionally, the Aggregator, together with other participants, may sell an investment to, or purchase an investment from, a related party, in connection with a continuation vehicle, wind-down or other similar transaction. During the three and nine months ended September 30, 2026, the Aggregator participated in one such transaction, in which a platform investment was transferred from one Other Blackstone Account to another Other Blackstone Account. Because the Aggregator participates in the side-by-side investment program for both the selling and acquiring funds, the Aggregator participated on both sides of the transaction. As a result, the Aggregator received aggregate cash proceeds of $2.2 million and paid aggregate cash consideration of $7.7 million, for a net cash outflow of $5.5 million. The transaction price was supported by independent third-party review, and the Aggregator participated at the same time and on the same terms as the other participants in the transaction. There were no such transactions during the three and nine months ended September 30, 2025.
As of September 30, 2026, a portion of BXPE’s portfolio consisted of nine fund interests in certain commingled Other Blackstone Accounts, including capital commitments to such funds. During the three and nine months ended September 30, 2026, BXPE funded capital commitments to such funds for an aggregate amount of $22.6 million and $59.6 million, respectively. During the three and nine months ended September 30, 2026, BXPE received cash distributions from two and three such funds, respectively, for an aggregate amount of $60.0 million and $104.2 million, respectively. As of September 30, 2025, a portion of BXPE’s portfolio consisted of four fund interests in certain commingled Other Blackstone Accounts, including capital commitments to such funds. During the three and nine months ended September 30, 2025, BXPE funded capital commitments to such funds for an aggregate amount of $8.1 million and $27.6 million, respectively. During the three and nine months ended September 30, 2025, BXPE received cash distributions from three such funds for an aggregate amount of $10.6 million and $51.5 million, respectively.
Additionally, the Investment Manager has delegated the portfolio management of BXPE’s liquid debt investments to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXPE and Other Blackstone Accounts. During the nine months ended September 30, 2026, the Aggregator participated in forty-one cross transactions with an Other Blackstone

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Account, for an aggregate amount of $56.1 million. During the three months ended September 30, 2026, there were no such transactions. During the three and nine months ended September 30, 2025, there were five such transactions for an aggregate amount of $7.8 million.
8. Commitments and Contingencies
Commitments
As of September 30, 2026 and December 31, 2025, the Aggregator had unfunded commitments to existing investments of $2.1 billion and $1.2 billion, respectively, of which $1.5 billion and $0.7 billion, respectively, is committed to Other Blackstone Accounts. As of September 30, 2026 and December 31, 2025, the BXPE Fund Program had additional commitments of $2.0 billion and $3.0 billion, respectively, to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
9. Income Taxes
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
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

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
10. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Aggregator Units have been issued since inception. As of September 30, 2025, no Class I-Series III Aggregator Units were outstanding.

	Nine Months Ended September 30, 2026 (a)
	Class I
	Series I Units (b)	Series III Units
Per Unit Data
Net Asset Value, Beginning of Period (b)	$33.74	$—
Proceeds from Units Issued	—	38.11
Net Investment Income (Loss)	(1.14)	(0.36)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	6.72	2.24
Net Increase in Net Assets	5.59	1.88
Net Asset Value, End of Period	$39.33	$39.99
Units Outstanding, End of Period	492,206,701	6,559,579
Total Return Based on Net Asset Value (c)	16.56%	4.92%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	1.45%	0.53%
Management Fees Waivers (d)	-0.02%	0.00%
Accrued Performance Participation Allocation	2.19%	0.70%
Total Expenses	3.61%	1.23%
Net Investment Income (Loss)	-3.46%	-0.93%

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Nine Months Ended September 30, 2025 (a)
Class I
Series I Units (b)
Per Unit Data
Net Asset Value, Beginning of Period (b)	$28.38
Proceeds from Units Issued	—
Net Investment Income (Loss)	(0.63)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	4.40
Net Increase in Net Assets	3.77
Net Asset Value, End of Period	$32.15
Units Outstanding, End of Period	323,549,839
Total Return Based on Net Asset Value (c)	13.28%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	1.44%
Accrued Performance Participation Allocation	1.88%
Total Expenses	3.32%
Net Investment Income (Loss)	-2.28%
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
11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through November 12, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and except as noted below, has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.
On October 2, 2026, the Aggregator redesignated existing series of Units and designated additional series of Units. As of November 12, 2026, the Aggregator offers five classes, or series of classes, of limited partnership Units: Class I-Series I Units, Class I-Series II Units, Class I-Series III Units, Class I-Series IV Units and Class I-Series E Units. Redesignations did not result in any adjustments to the condensed consolidated financial statements.

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
BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. Investors in BXPE gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Hybrid Capital, Growth and Life Sciences. As of September 30, 2026, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.
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
Recent Developments
As of September 30, 2026, the BXPE Fund Program’s portfolio consists of 160+ Private Equity Investments, including both closed investments and future signed commitments, with an aggregate value of $30.3 billion.
BXPE's portfolio companies delivered solid revenue growth and healthy margins, with particular strength in Corporate Private Equity investments. Though these gains were partially offset by the performance of certain publicly traded holdings amid equity market volatility. Rising interest rates and ongoing geopolitical conflicts contributed to this volatility during the quarter, and a higher cost of capital has weighed on investor sentiment and transaction activity across the private equity industry. Despite these conditions, BXPE has continued to deploy capital and generate realizations, and we expect this activity to continue over time, particularly if geopolitical conditions improve. Elevated interest rates have also increased focus on the financing needs and valuations of companies involved in the artificial intelligence build-out. This heightened scrutiny notwithstanding, demand for computing capacity continues to outpace available supply. As a result, we believe a number of BXPE's portfolio companies across the artificial intelligence value chain are well-positioned to benefit going forward.
Performance Summary
Since inception in January 2024, we have delivered positive performance across all classes as follows:

	September 30, 2026
Unit Class	Year To Date Total Return	Inception To Date Total Return (a)
Blackstone Private Equity Strategies Fund L.P.
Class I
Series I	16.8%	18.6%
Series II (b)	(b)	(b)
Series III (c)	4.9%	(c)
Class S	16.1%	17.6%
Class D	16.3%	18.2%
Class N	16.4%	20.2%

Blackstone Private Equity Strategies Fund (TE) L.P.
Class I
Series I	16.7%	18.1%
Series II (b)	(b)	(b)
Series III (b)	(b)	(b)
Class S	16.0%	17.1%
Class D	16.5%	20.5%
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

Investment Portfolio
The following table represents BXPE’s Top Private Equity Investments (as defined below) as of September 30, 2026, based on fair value:

Investments	Description
7Brew	Drive-thru beverage business
Adevinta	Online classifieds company
AI Fire	Provider of fire and life safety services
AIR Control Concepts	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
Anthropic	AI model developer and research company
ATG	Live theatre operator
Champions Group	Residential HVAC, plumbing, and electrical services platform
CoreWeave	AI infrastructure provider
Databricks	Enterprise data and AI platform
Enverus	Data analytics platform for the energy and power sectors
Higginbotham	Insurance brokerage
Hologic	Women's health diagnostics and medical technology company
Jersey Mike’s	Fast-casual submarine sandwich franchisor
L'Occitane	Multi-brand beauty and skincare
PennAero	Manufacturer of engineered products
Shermco	Electrical testing, maintenance and engineering services provider
Smartsheet	Cloud-based work management platform
SpaceX	Space launch and satellite communications company
Vaxcare	Vaccine management and administration platform
VoltaGrid	Distributed power generation and energy infrastructure company
____________________
•Investments listed in alphabetical order.
•Beginning June 30, 2026, “Top Private Equity Investments” means (a) each investment that comprises the top 50% (previously, the top 25%) of the Aggregator’s Net Asset Value and (b) any individual investment that represents more than 5% of the Aggregator’s Net Asset Value.

The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our investments as of September 30, 2026:
____________________
•% of fair value may not add due to rounding.
•% of fair value represents the Aggregator’s sum of Investments at Fair Value, Affiliated Investee Funds and Debt and Other Securities, with exclusions specified below.
•“Regional Breakdown” excludes certain Affiliated Investee Funds that hold underlying investments with diverse region classifications but includes underlying investments of such funds in which BXPE also invests directly, without giving effect to any fund-level leverage attributable to such underlying investments. Such underlying investments are classified in the same region as BXPE’s direct investment in such investee. Region is generally based on where each investment is headquartered.

•“Sector Breakdown” excludes certain Affiliated Investee Funds that hold underlying investments with diverse sector classifications but includes the underlying investments of such funds in which BXPE also invests directly, without giving effect to any fund-level leverage attributable to such underlying investments. Such underlying investments are classified in the same sector as BXPE’s direct investment in such investee. All determinations are made by BXPE in its sole discretion.

Key Components of Our Results of Operations and Financial Metrics
Our key financial measures and the results of operations are discussed below.
The Feeder’s Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.
The Feeder generates income primarily from its investment in BXPE U.S. and has the same investment objectives as BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXPE U.S. in a more tax-efficient manner. The Feeder had an interest of 31.1% in BXPE U.S. as of September 30, 2026, a nominal increase of less than 1%, remaining relatively consistent to an interest of 31.1% as of September 30, 2025, the nominal increase was primarily driven by relative capital activity between the Feeder and other investors in BXPE U.S.
For the three and nine months ended September 30, 2026, BXPE U.S. generated a Net Increase (Decrease) in Net Assets Resulting from Operations of $0.4 billion and $1.9 billion, respectively, an increase of $0.2 billion and $1.1 billion, compared to $0.2 billion and $0.8 billion for the three and nine months ended September 30, 2025, respectively. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. of $111.9 million and $599.0 million for the three and nine months ended September 30, 2026, respectively, an increase of $55.7 million and $358.9 million, compared to $56.2 million and $240.1 million for the three and nine months ended September 30, 2025, respectively. There were no net realized gains or losses from the investment in BXPE U.S. for the three and nine months ended September 30, 2026 and 2025. Key drivers of the results of operations of BXPE U.S. are discussed below.
BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXPE U.S. generates income primarily from its investment in the Aggregator and has the same investment objectives as the Aggregator. BXPE U.S. had an interest of 83.3% in the Aggregator as of September 30, 2026, an increase of 1.9%, compared to an interest of 81.4% as of September 30, 2025, primarily due to relative capital activity between BXPE U.S. and the Parallel Fund.
For the three and nine months ended September 30, 2026, the Aggregator generated a Net Increase (Decrease) in Net Assets Resulting from Operations of $0.4 billion and $2.3 billion, respectively, an increase of $0.2 billion and $1.3 billion, compared to $0.2 billion and $1.0 billion for the three and nine months ended September 30, 2025, respectively. This resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $0.4 billion and $1.9 billion for the three and nine months ended September 30, 2026, respectively, an increase of $0.2 billion and $1.1 billion, compared to $0.2 billion and $0.8 billion for the three and nine months ended September 30, 2025, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and nine months ended September 30, 2026 and 2025. Key drivers of the results of operations of the Aggregator are discussed below.
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
For the three months ended September 30, 2026, the increase in the Aggregator’s Net Increase (Decrease) in Net Assets Resulting from Operations of $211.1 million compared to the three months ended September 30, 2025 was attributable to an increase of $229.3 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $18.3 million in Net Investment Income (Loss).

For the nine months ended September 30, 2026, the increase in the Aggregator’s Net Increase (Decrease) in Net Assets Resulting from Operations of $1.3 billion compared to the nine months ended September 30, 2025 was attributable to an increase of $1.7 billion in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $0.4 billion in Net Investment Income (Loss).
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended September 30, 2026, the Aggregator had $539.6 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $229.3 million, compared to $310.3 million for the three months ended September 30, 2025. The primary drivers contributing to the increase for the three months ended September 30, 2026 are:
•$286.9 million of Net Change in Unrealized Gain (Loss) on Investments, compared to $216.2 million for the three months ended September 30, 2025, resulting in a $70.7 million increase that was primarily due to unrealized appreciation in Corporate Private Equity investments.
•$282.0 million of Net Realized Gain on Investments and Derivative Instruments, compared to $28.4 million for the three months ended September 30, 2025, resulting in a $253.6 million increase that was primarily attributable to realized gains in Growth and Corporate Private Equity investments.
•$(15.2) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $75.6 million for the three months ended September 30, 2025, resulting in a $90.8 million decrease that was primarily due to the fluctuation of foreign exchange rates.
•$(14.0) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $(9.9) million for the three months ended September 30, 2025, resulting in a $4.1 million decrease that was primarily due to the fluctuation of foreign exchange rates.
For the nine months ended September 30, 2026, the Aggregator had $2.9 billion of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $1.7 billion, compared to $1.2 billion for the nine months ended September 30, 2025. The primary drivers contributing to the increase for the nine months ended September 30, 2026 are:
•$2.6 billion of Net Change in Unrealized Gain (Loss) on Investments, compared to $1.0 billion for the nine months ended September 30, 2025, resulting in a $1.6 billion increase that was primarily due to unrealized appreciation on Growth and Corporate Private Equity investments.
•$408.6 million of Net Realized Gain on Investments and Derivative Instruments, compared to $71.3 million for the nine months ended September 30, 2025, resulting in a $337.3 million increase that was primarily due to realized gains in Corporate Private Equity and Growth investments.
•$5.5 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $(40.5) million for the nine months ended September 30, 2025, resulting in a $46.0 million increase that was primarily due to the fluctuation of foreign exchange rates.
•$(86.0) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $199.7 million for the nine months ended September 30, 2025, resulting in a $285.7 million decrease that was primarily due to the fluctuation of foreign exchange rates.
Net Investment Income (Loss)
For the three months ended September 30, 2026, the Aggregator’s Net Investment Income (Loss) was $(99.3) million, a decrease of $18.3 million, compared to $(81.0) million for the three months ended September 30, 2025. The decrease in Net Investment Income (Loss) was attributable to an increase of $63.2 million in Net Expenses, offset by a decrease of $31.9 million in Provision for (Benefit of) Taxes.
For the nine months ended September 30, 2026, the Aggregator’s Net Investment Income (Loss) was $(560.7) million, a decrease of $370.7 million, compared to $(190.0) million for the nine months ended September 30, 2025. The decrease in Net Investment Income (Loss) was attributable to an increase of $309.2 million in Net Expenses and $72.6 million in Provision for (Benefit of) Taxes.
Aggregator Income
For the three months ended September 30, 2026, the Aggregator generated $59.0 million in Total Income, an increase of $13.0 million, compared to $46.0 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $10.1 million in Interest Income and $3.4 million in Dividend Income.
For the nine months ended September 30, 2026, the Aggregator generated $193.7 million in Total Income, an increase of $11.1 million, compared to $182.6 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase of $56.1 million in Interest Income, offset by a decrease of $45.7 million in Dividend Income.
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
For the three months ended September 30, 2026, the Aggregator incurred $145.5 million in gross Total Expenses, an increase of $63.4 million, compared to $82.1 million for the three months ended September 30, 2025. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the three months ended September 30, 2026, the Aggregator had $63.7 million of Performance Participation Allocation, an increase of $24.7 million, compared to $39.0 million for the three months ended September 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the three months ended September 30, 2026, the Aggregator had $61.2 million of gross Management Fees, an increase of $29.6 million, compared to $31.6 million for the three months ended September 30, 2025, primarily due to an increase in Transactional NAV.
For the nine months ended September 30, 2026, the Aggregator incurred $589.8 million in gross Total Expenses, an increase of $312.8 million, compared to $277.0 million for the nine months ended September 30, 2025. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the nine months ended September 30, 2026, the Aggregator had $354.9 million of Performance Participation Allocation, an increase of $198.0 million, compared to $156.9 million for the nine months ended September 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the nine months ended September 30, 2026, the Aggregator had $157.7 million of gross Management Fees, an increase of $77.2 million, compared to $80.5 million for the nine months ended September 30, 2025, primarily due to an increase in Transactional NAV.
Provision (Benefit) for Taxes
For the three months ended September 30, 2026, the Aggregator incurred $13.0 million in Provision for (Benefit of) Taxes, a decrease of $31.9 million, compared to $44.9 million for the three months ended September 30, 2025. The decrease reflects the impact of certain investments no longer subject to tax at the Aggregator due to restructurings.
For the nine months ended September 30, 2026, the Aggregator incurred $168.2 million in Provision for (Benefit of) Taxes, an increase of $72.6 million, compared to $95.6 million for the nine months ended September 30, 2025 due to the increase in Net Change in Unrealized Gain (Loss) on Investments held by the Aggregator.
BXPE U.S. Net Investment Income (Loss)
For the three months ended September 30, 2026, BXPE U.S. incurred $0.8 million in Net Expenses, an increase of $0.1 million, compared to $0.7 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, BXPE U.S. incurred $2.8 million in Net Expenses, an increase of $0.7 million, compared to $2.1 million for the nine months ended September 30, 2025.
Feeder Net Investment Income (Loss)
For the three months ended September 30, 2026, the Feeder incurred $0.1 million in Total Expenses, a decrease of $0.3 million, compared to $0.4 million for the three months ended September 30, 2025.
For the three months ended September 30, 2026, the Feeder incurred $3.1 million in Provision for (Benefit of) Taxes, an increase of $2.1 million, compared to $1.0 million for the three months ended September 30, 2025, primarily driven by an increase in unrealized gain on certain investments held by the Aggregator with U.S. federal, state and local income tax exposure and an increase in taxable dividends from Aggregator investments.
For the nine months ended September 30, 2026, the Feeder incurred $0.6 million in Total Expenses, a decrease of $0.3 million, compared to $0.9 million for the nine months ended September 30, 2025.
For the nine months ended September 30, 2026, the Feeder incurred $6.5 million in Provision for (Benefit of) Taxes, a decrease of $0.5 million, compared to $7.0 million for the nine months ended September 30, 2025, primarily driven by a decrease in the net change of unrealized gain on certain investments held by the Aggregator with U.S. federal, state and local income tax exposure and a decrease in taxable dividends from Aggregator investments.
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
As of September 30, 2026, debt financing available to the Registrants and the Aggregator consisted of a revolving credit facility, an asset-backed revolving credit facility and the Second A&R Line of Credit (as defined in Note 4. “Line of Credit Agreement” in the “Notes to Condensed Financial Statements” of BXPE U.S. in Part I. Item 1. “Financial Statements”). The Registrants and the Aggregator had no debt outstanding as of September 30, 2026 and December 31, 2025. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of September 30, 2026, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXPE U.S.’s Second A&R Line of Credit, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of September 30, 2026, the Aggregator had $837.3 million in Cash and Cash Equivalents and $3.2 billion of unused capacity under the Aggregator’s credit facilities, which, together with net proceeds from units, are expected to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of September 30, 2026, the Aggregator held $1.3 billion of liquid debt investments, which could provide additional liquidity if necessary. As of September 30, 2026, the BXPE Fund Program had conditional commitments of $2.0 billion to new investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. The Aggregator’s allocation of the conditional commitments will be determined at closing, which is generally expected to occur within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of September 30, 2026, the Aggregator had unfunded commitments of $2.1 billion to existing investments, which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments. Commitments are expected to be funded by available cash and cash generated from net proceeds from units issued and investment sale realizations. BXPE expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.
As of September 30, 2026, the Aggregator had Total Assets of $20.6 billion, an increase of $7.7 billion, compared to $12.9 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $6.9 billion in Investments at Fair Value. As of September 30, 2026, the Aggregator had Total Liabilities of $0.9 billion, an increase of $0.3 billion, compared to $0.6 billion as of December 31, 2025. The increase in Total Liabilities was primarily driven by an increase of $158.9 million in Deferred Tax Liabilities, due to the increase in Net Change in Unrealized Gain (Loss) on Investments.
BXPE U.S.
As of September 30, 2026, BXPE U.S. had $1.1 million in Cash and Cash Equivalents and $100.0 million of unused capacity under BXPE U.S.’s Second A&R Line of Credit, which, together with net proceeds from the continuous offering of Units, are expected to be sufficient to conduct operations in the near term. As of September 30, 2026, BXPE U.S. had Total Assets of $16.4 billion, an increase of $6.3 billion, compared to $10.1 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $6.2 billion in Investment in the Aggregator at Fair Value. As of September 30, 2026, BXPE U.S. had Total Liabilities of $308.3 million, an increase of $106.9 million, compared to $201.4 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $79.4 million in Servicing Fees Payable, which was primarily driven by continued fundraising and an increase in Transactional NAV.
The Feeder
As of September 30, 2026, the Feeder had $0.4 million in Cash and Cash Equivalents, which, together with net proceeds from the continuous offering of Units, are expected to be sufficient to conduct operations in the near term. As of September 30, 2026, the Feeder had Total Assets of $5.0 billion, an increase of $1.8 billion, compared to $3.2 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $1.8 billion in Investment in BXPE U.S. at Fair Value. As of September 30, 2026, the Feeder had Total Liabilities of $160.9 million, an increase of $51.9 million, compared to $109.0 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $38.5 million in Servicing Fees Payable which was primarily driven by continued fundraising and an increase in Transactional NAV.
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

September 30, 2026
(Dollars in Thousands)
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$16,593,542
Cash and Cash Equivalents	1,119
Other Assets	38,724
Accrued Servicing Fees (b)	(4,175)
Other Liabilities (c)	(39,014)
BXPE U.S.’s Transactional Net Asset Value	$16,590,196

September 30, 2026
(Dollars in Thousands)
Components of the Feeder’s Transactional Net Asset Value
Investment in BXPE U.S. (d)	$5,083,093
Cash and Cash Equivalents	351
Other Assets	14,824
Accrued Servicing Fees (b)	(2,037)
Tax Liabilities	(12,030)
Other Liabilities (c)	(15,972)
Feeder’s Transactional Net Asset Value	$5,068,229
____________________
(a)For BXPE U.S.’s Transactional NAV, Investment in the Aggregator includes Performance Participation Allocation accrual, Management Fee accrual, organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager that are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2025. Certain contingent tax liabilities may not be recognized as a reduction to Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.
(b)Accrued servicing fees only apply to Class S, Class D and Class N Units, as applicable. The fees are recognized as a reduction of Transactional NAV on a monthly basis.
(c)Includes redemption payables. For purposes of computing Transactional NAV per Unit, such redemption payables are excluded.
(d)For the Feeder’s Transactional NAV, Investment in BXPE U.S. includes organizational and offering expenses advanced on the Feeder’s behalf by the Investment Manager. Investment in BXPE U.S. is driven by BXPE U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class, or series of a class, of the Registrants was as follows:

	September 30, 2026
	Transactional NAV per Unit	Number of Units
Blackstone Private Equity Strategies Fund L.P.
Class I
Series I	$39.91	257,659,122
Series II (a)	$—	—
Series III	$39.95	6,567,178
Class S	$38.99	148,501,851
Class D	$39.54	5,412,991
Class N	$31.46	1,269,815
		419,410,957
Blackstone Private Equity Strategies Fund (TE) L.P.
Class I
Series I	$39.48	55,374,748
Series II (b)	$—	—
Series III (b)	$—	—
Class S	$38.57	74,162,712
Class D	$35.17	611,087
		130,148,547
____________________
(a)The initial Transactional NAV per Unit for BXPE U.S.’s Class I-Series II Units will be equal to the Transactional NAV per Unit for BXPE U.S.’s Class I-Series I Units at the time of initial sale.
(b)The initial Transactional NAV per Unit for the Feeder’s Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for the Feeder's Class I-Series I Units at the time of initial sale.
The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

September 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$16,072,229
Adjustments
Organizational and Offering Expenses (a)	4,166
Servicing Fee (b)	265,064
Tax Liabilities (c)	248,737
Transactional Net Asset Value	$16,590,196

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

September 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$4,858,592
Adjustments
Organizational and Offering Expenses (a)	1,181
Servicing Fee (b)	130,897
Tax Liabilities (c)	77,559
Transactional Net Asset Value	$5,068,229
____________________
(a)Represents an adjustment to the Investment in the Aggregator or BXPE U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over 60 months beginning January 1, 2025.
(b)Represents an adjustment to reflect servicing fees on Class S, Class D and Class N Units, as applicable, as they are accrued on a monthly basis.
(c)Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.
The following table presents BXPE’s Transactional Net Asset Value, without duplication.

September 30, 2026
(Dollars in Thousands)
Components of BXPE’s Transactional Net Asset Value
Feeder’s Transactional Net Asset Value	$5,068,229
BXPE U.S.’s Transactional Net Asset Value	16,590,196
Aggregate Parallel Funds’ Transactional Net Asset Value	3,326,829
Feeder‘s Investment in BXPE U.S. (a)	(5,083,093)
BXPE Transactional Net Asset Value	$19,902,161
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

Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of September 30, 2026, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	September 30, 2026
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value of Investments	$(437,524)	$(1,406,276)	$(1,688,562)
_________________
(a)The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Exchange Rate Risk and Interest Rate Risk
There were no other material changes in our market risks as of September 30, 2026 as compared to December 31, 2025. For additional information, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, evaluated the effectiveness of each of the Registrants’ disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chairperson and Chief Financial Officer of each of the Registrants have concluded that, as of the end of the period covered by this report, each of the Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information each of the Registrants are required to disclose in reports that the Registrants file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to each of the Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure.
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
All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended September 30, 2026:

Redemption Period (a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes) (b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes) (c)
BXPE U.S.
July 1, 2026 - July 31, 2026	937,561	$38.95	937,561	—
Feeder
July 1, 2026 - July 31, 2026	371,329	$38.73	371,329	—
_________________
(a)Redemptions were effective as of September 30, 2026.
(b)Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(c)All redemption requests were satisfied in full.
For additional information on the Unit Redemption Plan, including a breakdown by class, or series of a class, see Note 4. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder and Note 5. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXPE U.S. in Part I. Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.
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

3.4
Amendment No. 1 to Blackstone Private Equity Strategies Fund L.P.’s Third Amended and Restated Limited Partnership Agreement, dated as of October 1, 2026 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2026).

10.1
Amendment No. 1 to the Amended and Restated Investment Management Agreement between Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Investments Advisors L.L.C., dated as of October 1, 2026 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2026).

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

3.6
Second Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund (TE) L.P., dated as of March 12, 2026 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2026).

3.7
Amendment No. 1 to Blackstone Private Equity Strategies Fund (TE) L.P.’s Second Amended and Restated Limited Partnership Agreement, dated as of October 1, 2026 (incorporated herein by reference to Exhibit 3.2 the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2026).

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

All Registrants
10.2*
Amendment No. 1 to the Amended and Restated Dealer Manager Agreement among Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. and Blackstone Securities Partners L.P., dated October 1, 2026.

10.3*	Form of Selected Dealer Agreement.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: November 12, 2026	Blackstone Private Equity Strategies Fund L.P.
/s/ Christopher J. James
	Name:	Christopher J. James
	Title:	Chairperson
(Principal Executive Officer)

Date: November 12, 2026	Blackstone Private Equity Strategies Fund L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2026	Blackstone Private Equity Strategies Fund (TE) L.P.
/s/ Christopher J. James
	Name:	Christopher J. James
	Title:	Chairperson
(Principal Executive Officer)

Date: November 12, 2026	Blackstone Private Equity Strategies Fund (TE) L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)